Form 10-K
period 2014-12-31
MUFG Americas Holdings Corp
filed 2015-03-02
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Registrant's telephone number, including area code: (212) 782-5911
Securities registered pursuant to Section 12(b) of the Act:
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
As of February 28, 2015, the number of shares outstanding of the registrant's Common Stock was 136,330,831.
DOCUMENTS INCORPORATED BY REFERENCE
None.
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I) (1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. “Business," Item 1A. “Risk Factors,” Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Item 8. “Financial Statements and Supplementary Data.”

ABS	Asset-backed securities
ADR	American Depositary Receipt
Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRE	Commercial real estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GLB Act	Gramm-Leach-Bliley Act
GSE	Government-sponsored enterprise
HQLA	High quality liquid assets
IACEA	Internal Audit and Credit Examination for the Americas
IHC	Intermediate holding company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MRM	Market Risk Management
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Treasury's Office of Foreign Assets Control

Glossary of Defined Terms (Continued)

OREO	Other real estate owned
PCBC	Pacific Capital Bancorp
PCI	Purchased Credit-impaired
RCC	Risk and Capital Committee
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary Leverage Ratio
TDR	Troubled debt restructuring
VaR	Value at risk
VIE	Variable interest entity

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
Forward-looking statements are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles and when we are speaking on behalf of MUFG Americas Holdings Corporation. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," "forecast," "outlook," words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.
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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile, our outlook for short-term and long-term interest rates and their effect on our net interest margin, investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, West Coast states in particular and foreign countries (including Japan and the Eurozone)

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

•	Regulatory and compliance controls and processes and their impact on our business, including our operating costs and revenues

•
The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•
Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, risk rating and credit migration trends and loss factors

•
Loan portfolio composition and risk rating trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding TDRs, and our intent to sell or hold loans we originate

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

•	Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, and projected results

•	Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of MUFG on our state tax obligations and of expected tax credits or benefits

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

•	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from or must pay to the FDIC under loss share agreements

•	The impact of changes in our credit rating including from a recent change in methodology proposed by one rating agency

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

•
The relationship between our business and that of BTMU and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•	Threats to the banking sector and our business due to cybersecurity issues and attacks on financial institutions and other businesses, such as large retailers

•	Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	Challenges associated with our business integration initiative with our parent company, BTMU, effective July 1, 2014

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of the drought being experienced in California on its economy

•	The expected declining impact of the PCI loan portfolio on our net interest margin

•	BTMU's limits on its participation in certain transactions involving Iranian entities and individuals

•	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. "Business" under the captions "Competition" and "Supervision and Regulation", Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and in our other reports to the SEC.
Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.
PART I
ITEM 1.   BUSINESS
General
We are a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. ("MUB" or "the Bank"). As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
We are a wholly-owned subsidiary of BTMU, which is a wholly-owned subsidiary of MUFG. Prior to July 1, 2014, MUFG Americas Holdings Corporation was named UnionBanCal Corporation and MUFG Union Bank, N.A. was named Union Bank, N.A.
We service U.S. Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. As of December 31, 2014, MUB operated 414 branches, comprised primarily of retail banking branches in the West Coast states, along with commercial branches in Texas, Illinois, New York and Georgia, as well as two international offices.
The Company’s leadership is bicoastal with Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking leaders on the West Coast. U.S. Corporate Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU.
All reports that we file or furnish electronically with the SEC, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost on our internet website at www.unionbank.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.
Lines of Business
Our operations are organized into five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, U.S. Corporate Banking, Transaction Banking and Investment Banking & Markets. These segments and their financial information are described more fully in "Business Segments" within our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. and in Note 22 to our Consolidated Financial Statements included in this Form 10-K.

Employees
At December 31, 2014, we had 12,550 full-time equivalent employees.
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

Supervision and Regulation
Overview
BHCs and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of customers and the Federal Deposit Insurance Fund, and not for the benefit of investors in the securities of the BHC or bank. Set forth below is a summary description of material laws and regulations that relate to our operation and those of our subsidiaries, including MUB. This summary description of applicable laws and regulations is not complete and is qualified in its entirety by reference to such laws and regulations. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business.
Principal Federal Banking Laws
BHCA and the GLB Act. The Company, MUFG and BTMU are subject to regulation under the BHCA, which subjects us to Federal Reserve reporting, supervision and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve. Our activities are limited, with some exceptions, to banking, the business of managing or controlling banks, and other activities that the Federal Reserve deems to be so closely related to banking as to be a proper incident thereto.
The GLB Act allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLB Act amended the BHCA in order to provide a framework for BHCs, through financial subsidiaries, to engage in new financial activities, provided certain conditions are met. In 2008, MUAH, BTMU and MUFG obtained approval from the Federal Reserve to become financial holding companies under the BHCA. In order to maintain our status as a financial holding company, we must continue to satisfy certain ongoing criteria, such as capital, managerial and CRA requirements. At this time, MUB has no plans to form any “financial subsidiaries.”
National Bank Act. MUB, our principal subsidiary, exists under and is subject to the National Bank Act which, together with the regulations of the OCC, governs many aspects of the corporate activities and banking operations of national banks, including the powers and duties of national banks, the payment of dividends on capital stock, limits on loans and investment activities, minimum capital ratios, fiduciary activities, the opening and closing of branches, the acquisition of other banking entities or financial companies and many other matters.
Dodd-Frank Act and Related Regulations. In July 2010, President Obama signed into law the Dodd‑Frank Act. This sweeping legislation has affected and presented other challenges to U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below. Various provisions of the law have been implemented by rules and regulations of the federal banking agencies, but, as discussed below, certain provisions of the law are yet to be implemented, and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The law contains many provisions that may have particular relevance to the business of MUAH and MUB. Among other things, the Dodd‑Frank Act created the CFPB, which has direct supervision and examination authority with respect to various consumer protection laws over banks with more than $10 billion in assets, including MUB. While the full effect of these provisions of the Dodd‑Frank Act on MUB cannot be predicted at this time, they have resulted in adjustments to our FDIC deposit insurance premiums. Other provisions may result in increased capital and liquidity requirements; increased supervision, increased regulatory and compliance complexity; and other operational costs and expenses; increased interest expense on demand deposits; or reduced fee‑based revenues and restricted some aspects of our operations, some or all of which may be material. The Dodd-Frank Act also created authority on the part of the FDIC for the liquidation of systemically important non-bank financial companies, including BHCs. Liquidation proceedings for such companies will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies. In circumstances where there is a shortfall after assessments on creditors of the failed company, there may be assessments on BHCs with consolidated assets of $50 billion or more, such as the Company.

In November 2012, the Federal Reserve issued final rules regarding stress testing requirements for large BHCs such as the Company. The OCC also adopted similar rules for large national banks such as MUB. The stress testing rules govern the timing and type of stress testing activities required of large BHCs and banks as well as rules governing testing controls, oversight and disclosure requirements. In October 2014, the Federal Reserve and the OCC adopted final rules which amended certain aspects of the capital plan and stress test rules, subject to a transition period, to adjust the timing of the annual stress testing cycle from January 5 to April 5 each year. In October 2014, the Federal Reserve also published summary instructions and guidance for the 2015 CCAR exercise. Among other changes, the final rules limit the ability of a BHC to make capital distributions to the extent that its actual capital issuances are less than the amount indicated in its capital plan, measured on a quarterly basis. In addition, for FBOs, if a BHC designates its existing BHC as its IHC, as discussed further below, then that existing BHC is not required to reflect any reorganization required in its 2015 capital plan and stress test results. However, the BHC subsidiary of the FBO is expected to reflect the effects of any transfers associated with the IHC rule in the BHC’s capital plan due April 5, 2016.
In February 2014, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and large FBOs operating in the U.S., such as BTMU. These integrated rules include the Federal Reserve’s resolution plan, capital plan, and stress testing rules, as well as the final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this section.) The final enhanced prudential standards rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For large domestic BHCs, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule‑makings, as noted above and elsewhere in this section, but also imposes certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer. The Company became subject to enhanced prudential standards applicable to large domestic BHCs on January 1, 2015. Those BHCs that are also FBO subsidiaries, such as the Company, will remain subject to the large domestic BHC standards until a U.S. IHC is formed or designated and becomes subject to the parallel requirements under the FBO rules, as discussed below.
The Federal Reserve delayed finalizing single counterparty credit limit requirements that had been proposed pending the BCBS' completion of its work on developing a large financial institution exposure framework, which was completed in April 2014. The Basel Committee’s final large exposures framework includes a general limit applied to all of a bank’s exposures to a single counterparty or group of connected counterparties (i.e., counterparties that are interdependent and likely to fail simultaneously), which is set at 25% of a bank’s Tier 1 capital, and a stricter limit of 15% of Tier 1 capital that will apply to exposures between global systemically important banks. The Federal Reserve also delayed adopting proposed rules implementing the early remediation requirements under the Dodd‑Frank Act, which remain under consideration.
The final enhanced prudential standards rules relating to FBOs are similar in various respects to those adopted for large domestic BHCs, such as enhanced requirements relating to risk management, including liquidity risk management and capital and liquidity stress testing. However, the final FBO rules differ in various respects from the domestic BHC rules. For example, a large FBO must certify to the Federal Reserve that it meets capital adequacy standards established by its home country supervisor that are consistent with the Basel Committee framework. If the FBO does not satisfy such requirements, the Federal Reserve may impose requirements, conditions or restrictions on its U.S. activities.

In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. (such as BTMU) operate in the U.S. through an IHC structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top‑tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHCs until 2018. MUFG, BTMU and the Company have analyzed the impact of these rules on their U.S. operations and will make appropriate structural, operational and financial changes to comply with these rules, which are described in the Company’s enhanced prudential standards implementation plan that was filed with the Federal Reserve in December 2014. MUAH is expected to be the designated IHC. Changes to the implementation plan may be required following the Federal Reserve’s review.
The FBO rules allow an IHC, with the prior written approval of the Federal Reserve, to opt out of the “advanced approaches” rules of the Federal Reserve for calculating risk-weighted assets under the Federal Reserve’s Basel III capital rules; an IHC which elects to opt out of the advanced approaches would calculate its risk-weighted assets under a “standardized” approach. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” in Part II, Item 7. of this Form 10-K.
Under the Dodd-Frank Act and Federal Reserve regulations, a BHC is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under these requirements, a BHC may be required to contribute additional capital to an undercapitalized subsidiary bank. However, this additional capital may be required at times when the BHC may not have the resources to provide such support.
In December 2013, the federal financial regulatory agencies adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The final rule generally prohibits banking entities from engaging in short‑term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account. The final rule provides exemptions for certain activities, including certain types of market making, underwriting, hedging of specific, identifiable risks of individual or aggregated positions, and trading in U.S. government, agency, state and municipal obligations. These exemptions are limited if they involve a material conflict of interest, a material exposure to high‑risk assets or trading strategies, or a threat to the institution’s safety and soundness or to that of the U.S. financial system. The rules also exempt trading for customers in a fiduciary capacity or in riskless principal trades, subject to certain requirements.
The Volcker Rule also prohibits banking entities from owning and sponsoring hedge funds and private equity funds (covered funds), subject to certain exclusions. MUB sold the vast majority of its non‑conforming private equity fund interests after the Volcker Rule was proposed.
The Volcker Rule also provides compliance requirements generally requiring banking entities to establish an internal compliance program reasonably designed to ensure and monitor compliance with the final rules. Larger banking entities, such as the Company, will be required to establish a more detailed compliance program, including a required CEO attestation.
The final Volcker Rule was effective April 1, 2014 but the banking agencies have extended the full conformance period for the proprietary trading restrictions until July 2015. In December 2014, the agencies extended the deadline for compliance with the covered fund restrictions for legacy covered funds until July 21, 2016. It is anticipated that an additional one-year extension will be granted to July 2017.
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

The Dodd‑Frank Act will have a significant impact on our Global Capital Markets activities due to enhanced oversight of derivatives and swap activities by multiple regulatory agencies, such as the U.S. Commodity Futures Trading Commission, the SEC and the bank regulators. In addition, certain types of swap transactions may be required to be “pushed out” of MUB into a separate non‑bank affiliate. In December 2014, Congress enacted a law which significantly narrowed the scope of swaps subject to the push out requirements to certain ABS swaps (structured finance swaps). These ABS swaps must be pushed out of a bank by July 21, 2015.
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
In 2013, the CFPB issued its final Ability-to-Pay and Qualified Mortgage Rule that all newly originated residential mortgages must meet, effective with new applications received as of January 10, 2014. The Ability-to-Pay and Qualified Mortgage Rule establishes guidelines that the lender must follow when reviewing an applicant’s income, obligations, assets, liabilities and credit history and requires that the lender make a reasonable and good faith determination of an applicant’s ability to repay the loan according to its terms. The rule also establishes the concept of a “Qualified Mortgage” which is defined under the rule to include those mortgage loans with regularly scheduled, substantially equal periodic payments, terms of thirty years or less, and total points and fees not exceeding three percent of the loan amount, among other criteria. Loans meeting the criteria for a “Qualified Mortgage” are entitled to a presumption that the lender complied with the rule’s Ability-to-Pay requirements. Under the rule, the borrower has a defense to foreclosure unless the lender establishes the borrower’s ability to repay or that the loan was a Qualified Mortgage or met other exceptions to the rule. The Company established a compliance program to ensure compliance with the rule for all new loans made after January 10, 2014.
The CFPB has also issued a final rule on simplified and improved mortgage loan disclosures, otherwise known as Know Before You Owe, effective August 1, 2015. The rule provides that mortgage borrowers receive a Loan Estimate three business days after application and a Closing Disclosure three business days before closing. The forms replace disclosure forms previously provided to borrowers under the Truth in Lending Act and the Real Estate Settlement Procedures Act of 1974, as well as certain disclosures required under the Dodd-Frank Act. The rule provides for limitations on application fees and increases in closing costs. MUB's ability to comply with the new rule by the effective date will require, among other things, its effective management of system and third-party vendor requirements.
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
Principal Federal Banking Regulatory Agencies
Federal Reserve. As a BHC, we are subject to the extensive regulation, supervision and examination authority of the Federal Reserve. The Federal Reserve also has extensive enforcement authority over all BHCs. Such authority includes the power to assess civil money penalties against any BHC violating any provision of the BHCA or any regulation or order of the Federal Reserve under the BHCA. The Federal Reserve also has the power to order termination of activities or ownership of non-bank subsidiaries of the holding company if it determines there is reasonable cause to believe that the activities or ownership of the non-bank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of banks owned by the BHC. Knowing violations of the BHCA or regulations or orders of the Federal Reserve can also result in criminal penalties for the Company and any individuals participating in such conduct.
Comptroller of the Currency. MUB, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the OCC, its primary regulator, and also by the Federal Reserve and the FDIC. MUB is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.

The OCC has extensive enforcement authority over national banks. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any laws or regulations, various remedies are available to the OCC, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to increase capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance. The OCC, as well as other federal agencies, including the FDIC, have adopted, or are in the process of adopting, regulations and guidelines establishing safety and soundness standards, addressing such matters as loan underwriting and documentation, internal controls and audit systems, information systems, interest rate risk exposure, asset growth and quality, liquidity standards, management standards and earnings and compensation and other employee benefits. The OCC also has broad authority to address activity it deems to constitute an unsafe or unsound practice and is not limited by the specific standards set forth in the regulations.
Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB. The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including MUB. The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.
Financial Stability Oversight Council. The Dodd-Frank Act authorized the creation of the Financial Stability Oversight Council (consisting of the Secretary of the Treasury, heads of the federal banking regulatory agencies and the SEC, and certain other officials) to provide oversight of all risks created within the U.S. economy from the activities of financial services companies, end the expectation that some institutions are “too big to fail,” and provide a basis for enhanced prudential regulation. The Financial Stability Oversight Council must determine which BHCs and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. BHCs over $50 billion in consolidated assets are considered to be “large interconnected bank holding companies” and automatically designated as “systemically significant.” The Company falls within this category, and therefore, expects to face heightened prudential standards including capital, leverage, and liquidity, as well as credit exposure reporting, concentration limits, stress testing and resolution plans.
Regulatory Capital and Liquidity Standards
Risk-Based Capital Standards and Related Recent Developments. The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as off-balance sheet exposures, such as letters of credit.
In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations (U.S. Basel III). The final rules are intended to conform this framework to the BCBS’ current international regulatory capital accord (Basel III). The BCBS is a committee of banking supervisory authorities from major countries in the global financial system, which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.
These rules replace the U.S. federal banking agencies’ general risk-based capital rules (commonly known as “Basel I”), advanced approaches rules (commonly known as “Basel II”) that are applicable to certain large banking organizations (including MUB), and leverage rules, and are subject to certain transition provisions. Among other requirements, the U.S. Basel III rules revise the definition of capital, increase minimum capital ratios, and introduce a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in financial institution systemic risk; mandate a Tier 1 leverage ratio of 4% and introduce, for large and internationally active BHCs, a Tier 1 SLR that is currently set at 3% and which incorporates off-balance sheet exposures; revise Basel I rules for calculating risk-weighted assets under a standardized approach; modify the existing Basel II advanced approaches rules for calculating risk-weighted assets under U.S. Basel III; and eliminate, for advanced approaches institutions, over a four-year phase-in period beginning on January 1, 2014, the AOCI or loss exclusion that had applied under Basel I and Basel II rules.
As of December 2014, MUAH received approval from the Federal Reserve to opt-out of the advanced approaches rules for the holding company. MUAH is required to comply with the final U.S. Basel III capital rules beginning January 2015, with certain provisions subject to a phase-in period, while MUB continues to be subject to the final U.S. Basel III capital rules which became effective for advanced approaches institutions on January 1, 2014. The U.S. Basel III capital rules are scheduled to be substantially phased in by January 1, 2019. As the rules were only recently finalized, the interpretations and assumptions we use in estimating our calculations may change as we continue our review and interact with the federal banking agencies.
Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have been approved by the Federal Reserve to use the advanced approaches methodology to determine applicable minimum risk-weighted capital ratios must use the higher of their risk-weighted assets as calculated under (i) the advanced approaches rules, and (ii) from January 1, 2014 to December 31, 2014, the general Basel I risk-based capital rules and, commencing on January 1, 2015 and thereafter, the risk weightings under the standardized approach. The Company expects the calculation of risk-weighted assets for the Bank to be higher under the Basel I and standardized approach rules compared to the calculation of risk-weighted assets under the advanced approaches rules.
In January 2014, the BCBS issued an updated version of its leverage ratio and disclosure guidance for the Basel III Leverage Ratio. The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 1, 2018. The Basel III Leverage Ratio makes a number of significant changes to the BCBS’ June 2013 consultative paper by easing the approach to measure the exposures of off-balance sheet items. The changes eliminate many, but not all, differences between the Basel III Leverage Ratio and the SLR, which is currently set at a minimum of 3% and applies to U.S. firms with over $250 billion in assets. The U.S. banking regulators must now decide if they will alter the exposure calculations of their SLR to harmonize it with the BCBS Basel III Leverage Ratio. They must also decide it they will adjust their pending Revised SLR, which has proposed to raise the SLR from 3% to 5% for the eight U.S. BHCs with over $700 billion in assets or $10 trillion of assets under custody.
The Company is evaluating the impact that these rules will have on its capital position and capital management policy and expects that it will be able to satisfy the new capital standards in accordance with the requirements of the revised capital rules. For additional information, see Part I, Item 1A. Risk Factors - “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” in this Form 10-K.
Additionally, the Company is required to file an annual capital plan under the Federal Reserve's Comprehensive Capital Analysis and Review (CCAR) program. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. MUAH timely filed its annual capital plan in January 2015.
For additional information regarding the regulatory capital positions of the Company and the Bank, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Management” in Part II, Item 7. of this Form 10-K and Note 18 to our Consolidated Financial Statements in this Form 10-K.
Liquidity Coverage Ratio. In September 2014, the U.S. banking agencies adopted the final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standard, which was included in the Basel III framework of the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR standard generally applies to all internationally active banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule also applied a less stringent, modified LCR to BHCs that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, an LCR equal to at least 100% based on the entity’s total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. The proposed phase-in period begins on January 1, 2016, with full compliance required by January 1, 2017. While the modified LCR rule is generally consistent with the LCR requirement included in the Basel III framework, in certain respects it is more restrictive. Although the impact on the Company will not be fully known until the rule is fully-implemented, we expect to be in compliance with the requirements of the rule when it becomes effective.
The Company may also become subject to a U.S. version, once proposed and adopted, of the Basel Committee’s Net Stable Funding Ratio requirements, which became final in October 2014 and which are designed to promote more medium- and long-term funding of the assets and activities of an institution over a one-year time horizon.
Corporate Governance and Risk Management
In September 2014, the OCC adopted guidelines that establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more, as well as potentially smaller insured depository institutions. The guidelines build upon and formalize “heightened expectations” for risk governance developed by the OCC in 2010 and are intended to improve examiners’ ability to assess compliance with the OCC’s expectations. The guidelines establish specific risk management‑related roles and responsibilities for three designated functions: a bank’s “front line” units, independent risk management, and internal audit. The guidelines require these three designated functions to maintain independence from each other and impose substantial risk management‑related and other responsibilities on a bank’s board of directors and chief executive officer. Although the Company has had in place a robust corporate governance framework which substantially complies with the guidelines, these guidelines could require changes in our management and internal processes. They may also result in an increased level of regulatory oversight over our management and internal processes, which could potentially result in increased regulatory and compliance complexity and an increase in our compliance and operational costs and expenses.
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
Federal Deposit Insurance
The FDIA, as amended, requires federal banking regulatory authorities to take “prompt corrective action” in dealing with inadequately capitalized banks. The FDIA establishes five tiers of capital measurement ranging from “well-capitalized” to “critically undercapitalized.” Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. In the event of a bankruptcy of the holding company, that guarantee would be entitled to priority of payment over other obligations of the holding company. It is our policy to maintain capital ratios well above the minimum regulatory requirements for “well-capitalized” institutions for both MUB and MUAH. Management believes that, at December 31, 2014, MUB and MUAH met the requirements for “well-capitalized” institutions.
Deposits of MUB are insured up to statutory limits (presently $250,000) by the FDIC and, accordingly, are subject to deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.
As a result of the financial crisis which began in 2008, the FDIC adopted rules aimed at determining the assessment rate for banks’ deposit insurance premiums based on the relative risk rankings of banks and, as a result of provisions of the Dodd-Frank Act, revised the deposit insurance assessment system to base assessments on the average total consolidated assets of banks, rather than upon U.S. domestic deposits as had previously been the case. Also as required by the Dodd-Frank Act, the FDIC adopted a comprehensive, long-range

“restoration” plan for the deposit insurance fund to better ensure the adequacy of the fund’s reserves relative to total insured deposits in the U.S. The ultimate effect on our business of these legislative and regulatory developments relating to the deposit insurance fund cannot be predicted with any certainty.
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
Under provisions of the FDIA, an FDIC-insured bank under common control with another FDIC-insured bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC upon the actual or reasonably likely failure of such other bank. Thus, MUB could incur liability to the FDIC under these provisions in the event of failure of another bank controlled by the Company or MUFG. This liability would be subordinated to deposit liabilities and certain other senior liabilities. At present, the Company has no such other bank subsidiaries and MUFG currently has one such subsidiary, in addition to MUB, namely Mitsubishi UFJ Trust & Banking Corporation (U.S.A.).
In April 2011, the Federal Reserve and the FDIC finalized rules pursuant to the Dodd-Frank Act that require BHCs and insured depository institutions with $50 billion or more in assets to develop and annually file resolution plans, or, so-called “living wills,” to facilitate the FDIC’s ability to liquidate such banks, in a prompt and orderly fashion, upon a failure. The Company’s plan, which is covered under MUFG's resolution plan and the Bank’s resolution plans were both filed with the regulators prior to December 31, 2014.
Other Federal Laws and Regulations Affecting Banks
Community Reinvestment Act. MUB is subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities, and in evaluating whether to approve applications for permission to engage in new activities or to acquire other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. Based on the most current examination report for the period ended March 31, 2012, MUB’s compliance with CRA received an overall rating of “satisfactory,” with “outstanding” ratings in the investment and service tests portions of the examination.
Fair Lending Laws. MUB is subject to the Equal Credit Opportunity Act of 1974, and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers without regard to sex or marital status. Moreover, the statute makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant’s income derives from any public assistance program; or (3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage, on a prohibited basis, application for credit.

MUB is also subject to the Federal Housing Act, which is a civil rights law that makes discrimination in home lending illegal, as well as the Americans with Disabilities Act, which requires banks to reasonably accommodate individuals with disabilities during the lending process. Banks are periodically examined for compliance with these fair lending laws and other related laws. The banking regulators are required to refer matters relating to these fair lending laws to the Department of Justice for possible action under civil penalty statutes whenever the regulator has reason to believe that a creditor has engaged in a pattern or practice of conduct that may violate the fair lending laws.
Bank Secrecy Act and Office of Foreign Assets Control Regulation. The banking industry is subject to extensive regulatory controls and processes regarding the Bank Secrecy Act and anti-money laundering laws. Failure to comply with these additional requirements may adversely affect the ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. The U.S. has also imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These rules are administered by the OFAC. Included among the OFAC restrictions are prohibitions on engaging in financial transactions relating to a sanctioned country and prohibitions on transfers of blocked property and bank deposits subject to U.S. jurisdiction. Failure to comply with any of these requirements can also subject an insured depository institution to substantial monetary fines, penalties and other sanctions.
Affiliate Transactions. MUB and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on loans by MUB to and other transactions with its affiliates (including a requirement that such transactions with MUB be based on arm's-length terms). As a holding company, the principal source of our cash has been dividends and interest received from MUB. Dividends payable by MUB to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations. For more information regarding restrictions on loans and dividends by MUB to its affiliates and on related party transactions, see Note 19 and Note 21 to our Consolidated Financial Statements included in this Form 10-K.
Customer Information Security. The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. MUB has adopted a customer information security program.
Privacy. The GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures. MUB implemented a privacy policy, which provides that all of its existing and new customers will be notified of MUB’s privacy policies. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among affiliated companies for the purpose of cross-marketing products and services between those affiliated companies. This may result in certain cross-marketing efforts being less effective than they have been in the past. State laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries.
Overdraft and Interchange Fees; Interest on Demand Deposits. In November 2009, the Federal Reserve adopted amendments under its Regulation E that imposed new restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks. Under the final rule, effective October 1, 2011, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud‑prevention standards set by regulation. In July 2013, in an action brought by a retailer trade association, a Federal district court held that this rule was not valid under the Dodd-Frank Act’s standard that the fee be “reasonable and proportional” to the cost of processing the debit card transactions and improperly included certain categories of costs in applying the statutory standard. In March 2014, a panel of the U.S. Court of Appeals for the District of Columbia reversed the district court’s ruling almost in its entirety, concluding that the Federal Reserve had reasonably interpreted the statute to allow card issuers to recover certain costs that are incremental to costs incurred in the authorization, clearance and settlement of debit card transactions. The retailer trade association appealed the decision to the Supreme Court. On January 20, 2015, the U.S. Supreme Court denied that trade association's appeal. The Supreme Court action leaves in place the Federal Reserve’s regulation on charges for overdraft services and interchange fees on debit card transactions. These restrictions are resulting in decreased revenues and increased compliance costs for the banking industry and MUB, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.
In July 2011, the Federal Reserve’s final rule repealing Regulation Q’s prohibition against the payment of interest on demand deposit accounts became effective. Over time, permitting the payment of interest on business checking accounts could have a significant impact on our commercial deposit business.
Other Regulatory Requirements, Restrictions and Oversight
There are additional requirements and restrictions in the laws of the U.S. and states in which MUB and its subsidiaries may conduct operations. The consumer lending and finance activities of MUB are also subject to extensive regulation under various state laws as well as the federal laws discussed above. These statutes impose requirements on the making, enforcement and collection of consumer loans and on the types of disclosures that must be made in connection with such loans. As described above, provisions of the Dodd-Frank Act were intended to generally increase state consumer protection regulation of national banks.
Under the federal banking laws, a BHC can acquire banks in states other than its home state, subject to any state requirement that has been organized and operating for a minimum period of time (not exceeding five years) and subject in some cases to state deposit limits. Banks are also authorized to merge across state lines to create interstate branches. Under the Dodd-Frank Act, banks are permitted to establish de novo branches in another state to the same extent as banks chartered in that state.
MUB has offices in Canada and the Cayman Islands. Any international activities of MUB are subject to the laws and regulations of the jurisdiction where business is being conducted, which may change from time to time and affect MUB’s business opportunities and competitiveness in these jurisdictions. Furthermore, due to BTMU’s controlling ownership of us, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of MUB and us in the future.
The activities of MUB subsidiaries, Highmark Capital Management, Inc. (Highmark) and UnionBanc Investment Services, LLC, are subject to the rules, regulations, and oversight of the SEC, as well as those of state securities regulators. UnionBanc Investment Services, LLC is also subject to the rules, regulations, and oversight of the Financial Industry Regulatory Authority.
Under Federal Reserve rules, MUB is affiliated with certain Nationwide Funds and certain other funds, due to the subadvisory role of Highmark, MUB’s subsidiary, with respect to those funds, and therefore, the restrictions on loans and other transactions between MUB and its affiliates discussed above are applicable to those funds.
MUB is not registered as a securities broker or dealer. The GLB Act and applicable regulations require us to conduct non-exempted securities brokerage or dealer activities through our registered broker-dealer, UnionBanc Investment Services, LLC. These laws and regulations also limit compensation we may pay our bank employees for referrals of brokerage business and limit MUB’s ability to advertise securities brokerage services.

Federal Reserve Monetary Policy
For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and Agency Securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October, 2014. However, the Federal Reserve further indicated that it expects to maintain the current very low target range for the federal funds rate for some time while it assesses progress toward its objectives of maximum employment and 2% inflation and that, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. For additional information see Part I, Item 1A. Risk Factors - “Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin” in this Form 10-K.
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
Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934
We are disclosing the following information pursuant to Section 13(r) of the Exchange Act, which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified Executive Orders. The scope of activities that must be reported includes activities not prohibited by U.S. law and conducted outside the United States in compliance with applicable local law. Because we are indirectly wholly owned by MUFG, a Japanese corporation, our disclosure includes activities, transactions or dealings conducted outside the United States by non-U.S. affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a description of reportable activity under Section 13(r) and have received the following information:
During the calendar year ended December 31, 2014, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. affiliate. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the calendar year ended December 31, 2014, the aggregate interest and fee income relating to these transactions was less than ¥130 million, representing less than 0.005% of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the calendar year ended December 31, 2014, the average aggregate balance of deposits held in these accounts represented less than 0.05% of the average balance of MUFG’s total deposits. For the same period, the fee income from the transactions attributable to these account holders was less than ¥5 million, representing less than 0.001% of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001%

of MUFG’s total loans, as of December 31, 2014. For the calendar year ended December 31, 2014, the aggregate gross interest and fee income relating to these loan transactions was less than ¥50 million, representing less than 0.005% of MUFG’s total interest and fee income.
In addition, in accordance with the Joint Plan of Action agreed to among the P5+1 (the United States, United Kingdom, Germany, France, Russia and China) and Iran in November 2013, BTMU has been providing settlement services in connection with humanitarian trade to assist Iran in meeting its domestic needs, namely food, agricultural products, medicine and medical devices, since April 2014. The overall framework for these settlement services was based on an agreement between U.S. and Japanese authorities, and the relevant U.S. regulator has authorized the settlement services as compliant with applicable U.S. laws and regulations. The purchasers of the humanitarian goods were entities in or affiliated with Iran, including entities related to the Iranian government. The sellers of the humanitarian goods were entities permitted by U.S. and Japanese regulators. These transactions did not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments. These transactions were conducted through the use of special purpose yen accounts maintained with BTMU outside the United States by an Iranian financial institution which is affiliated with the Iranian government but through which these transactions were permitted to be settled. We understand that BTMU intends to continue to provide the settlement services in connection with the exports of humanitarian goods to Iran in close coordination with U.S. and Japanese authorities.
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
Financial Information
See our Consolidated Financial Statements beginning on page 91 of this Form 10-K for financial information about MUAH and its subsidiaries.

ITEM 1A.   RISK FACTORS
We are subject to numerous risks and uncertainties, including but not limited to the following information:
Industry Factors
Starting in 2008, U.S. and global economies experienced a serious recession, unprecedented volatility in the financial markets, significant deterioration in sectors of the U.S. and global consumer and business economies and a slow economic recovery, all of which presented challenges for the banking and financial services industry and for MUAH; the U.S. Government responded to these circumstances in the U.S. with a variety of measures; while U.S. economic activity has shown improvement, there can be no assurance that this progress will continue or will not reverse; the U.S. Government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions.
Since 2008, adverse financial and economic developments have impacted the U.S. and global economies and financial markets and have presented challenges for the banking and financial services industry and for MUAH. These developments included a general recession both globally and in the U.S. followed by a slow economic recovery and have contributed to substantial volatility in the financial markets.
In response, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve has been pursuing a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to taper down certain aspects of this policy. Refer to “Supervision and Regulation” in Part I, Item 1. of this Form 10‑K for additional information.
During the fourth quarter of 2014, the Federal Reserve indicated that U.S. economic activity continues to expand at a moderate pace with labor markets showing further improvement with solid job gains and a lower unemployment rate. It also indicated that consumer spending is rising moderately and business fixed investment is advancing, while the recovery in the housing sector remains slow. Notwithstanding this improvement, there can be no assurance that U.S. economic activity will continue to show progress, or will not reverse, nor whether and to what extent the U.S. government will continue fiscal and monetary policies aimed at combating the mixed economic conditions experienced since 2008. If the U.S. economy was to deteriorate, or its recovery was to slow, this would present significant challenges for the U.S. banking and financial services industry and for the Company.
The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated at times in recent years by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor's lowered its long‑term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short‑term U.S. obligations. Standard & Poor's also stated at the time that its outlook on the long‑term rating remained negative; however, in June 2013, Standard & Poor's revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating and have stated that their outlooks on the long-term ratings continue to be stable. In February 2014, the U.S. Congress passed legislation to increase the statutory debt limit through March 2015 and, in December 2014, passed additional legislation to fund most government agencies through September 2015. Although it is not possible to predict the long‑term impact of these developments on the U.S. economy in general and the banking industry in particular, the downgrade by Standard & Poor's and any further downgrades by it or other rating agencies could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.

Difficult market conditions have adversely affected the U.S. banking industry
Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing through 2011, with falling or sluggish home prices and increasing foreclosures, unemployment and under‑employment, negatively impacted the credit performance of mortgage loans and resulted in significant write‑downs of asset values by financial institutions, including government‑sponsored entities as well as commercial and investment banks. These write‑downs, initially of mortgage‑backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions also led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lesser degree, in 2010. Although the economic conditions in our markets, including California in particular, and in the U.S. generally have shown improvement since 2011, there can be no assurance that these conditions will continue to improve. In recent years, California has been facing a severe drought which, if it continues, may negatively impact its economy, particularly in the agricultural sector, as other markets improve. These conditions may again decline in the near future and could be influenced by any continuing controversy over federal spending and debt limits. In addition, turbulent political and economic conditions in foreign countries have negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•
Competition in our industry could intensify as a result of the increasing consolidation of financial services companies and the enhanced ability of banks to expand across state lines under the Dodd‑Frank Act. For additional information, see “Substantial competition could adversely affect us” (discussed below).

•	We may incur goodwill impairment losses in future periods. See “Critical Accounting Estimates~~-~~ Goodwill Impairment Analysis” in Part II, Item 7. of this Form 10‑K.

The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us
We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This can be expected to continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.
In July 2010, President Obama signed into law the Dodd-Frank Act. The Act was adopted in response to the financial crisis that ensued in 2008. The Act, among other things, created a new CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has led to new capital requirements from federal banking agencies, placed new limits on electronic debit card interchange fees, and required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. As a result, the Federal Reserve and the other U.S. federal banking agencies have enacted or proposed new regulations relating to:

•
enhanced prudential standards for large BHCs and large FBOs operating in the U.S., including new requirements relating to capital planning, liquidity risk management, counterparty credit exposure limits, overall risk management standards, stress testing, debt to equity limits, resolution planning and early remediation and a requirement that large FBO's, such as MUFG and BTMU, operate in the U.S. through an intermediate holding company structure;

•
standardized quantitative liquidity requirements generally consistent with the LCR standard established by the BCBS, designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule;

•
prohibitions on banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account, subject to certain limited exemptions and exclusions, in addition to certain restrictions on banking entities investing in covered funds, otherwise known as the “Volcker Rule”;

•	enhanced oversight of derivatives and swap activities by multiple regulatory agencies, including the U.S. Commodities Futures Trading Commission, the SEC and the federal banking regulators;

•
establishment of minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more requiring separation and independence of specific risk management related roles and responsibilities for designated bank functions;

•	our residential mortgage lending business, namely the Ability-to-Pay, Qualified Mortgage and Know What You Owe regulations of the CFPB; and

•	new restrictions on banks’ abilities to charge overdraft services and interchange fees on debit card transactions.

This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. of this Form 10-K. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below and in “Supervision and Regulation” in Part I, Item 1. of this Form 10‑K.
In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Supervision and Regulation - Regulatory Capital and Liquidity Standards” in Part I, Item I. of this Form 10‑K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital” in Part II, Item 7. of this Form 10‑K. MUAH timely filed its annual capital plan under the Federal Reserve’s CCAR Program in January 2015. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2014, MUAH disclosed the results of its annual company-run capital stress test in accordance with regulatory requirements and was subsequently informed by the Federal Reserve that it did not object to the Company’s capital plan. However, it has been reported that various other BHCs did receive objections to their CCAR submissions from the Federal Reserve and there can be no assurance that MUAH will not receive such objections with respect to its future annual submissions under the CCAR Program. If the Federal Reserve were to object to a future CCAR submission by MUAH, this could have adverse consequences for our business prospects including limiting our ability to grow either organically or otherwise.
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
Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider winding down the GSEs Fannie Mae and Freddie Mac and reducing or eliminating over time the role of the GSEs in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

President Obama’s proposed 2016 U.S. budget includes a seven basis point fee on liabilities that would apply to banks with greater than $50 billion in assets. This fee would be effective January 1, 2016 and would be intended to recover taxpayer funds provided to U.S. financial institutions through the U.S. Treasury’s Troubled Asset Relief Program and impose a direct cost to leverage for large firms. We cannot predict whether or to what extent, if any, this fee will become law. On May 21, 2012, the U.S. Treasury announced its final rule to establish an assessment fee on all institutions with greater than $50 billion in assets to fund the Office of Financial Research. As we have greater than $50 billion in assets, under the final rule we are subject to this fee at the MUFG level. In August 2013, the Federal Reserve issued a final rule to implement Section 318 of the Dodd‑Frank Act which imposed a new supervisory assessment on all institutions with greater than $50 billion in assets, which is being assessed at the MUFG level, and is based on an average of the total combined assets of MUFG from U.S. operations, net of U.S. intercompany balances and allowed transactions. Therefore, our operating costs over time can be expected to increase due to these assessments, which are based, among other things, on the projected operating expenses of this new office and the aggregate assessable assets of the subject banks.
Several cities in the United States (including New York, Los Angeles and San Diego) have adopted so‑called “responsible banking acts” and other cities are considering the adoption of similar ordinances. These city ordinances, some of which have withstood initial legal challenges, generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low‑income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services.
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
Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd‑Frank Act and a long‑standing policy of the Federal Reserve, a BHC is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.
Refer to “Supervision and Regulation” in Part I, Item 1. of this Form 10‑K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
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

Higher credit losses could require us to increase our allowance for credit losses through a charge to earnings
When we loan money or commit to loan money, we incur credit risk or the risk of losses if our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio and our unfunded credit commitments. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future impact of current economic conditions that might impair the ability of our borrowers to repay their loans.
We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowances because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers’ ability to repay their loans, resulting in our increasing the allowance. Volatility in commodity‑related costs could also adversely impact some borrowers’ ability to repay their loans. We might also increase the allowances because of unexpected events. Any increase in our credit allowances would result in a charge to earnings.
The need to account for assets at market prices may adversely affect our results of operations
We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate fair value. Because generally accepted accounting principles require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. During periods of adverse conditions in the capital markets, we may be required to recognize other‑than‑temporary impairments with respect to securities in our investment portfolio.
Fluctuations in interest rates on loans could adversely affect our business
Significant increases in market interest rates on loans, or the perception that an increase may occur, could adversely affect both our ability to originate new loans and our ability to grow. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating‑rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge‑offs, which could adversely affect our business.
Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For the past several years, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and Agency Securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including the Company. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October 2014.
However, the Federal Reserve further indicated that it expects to maintain the current very low target range for the federal funds rate for some time while it assesses progress toward its objectives of maximum employment and 2% inflation and that, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. It is unclear when the Federal Reserve will begin to unwind its asset holdings, as well as the pace at which it may do so. However, as the Federal Reserve unwinds its position, it is expected that excess reserves will be drained from the banking system, which will decrease the overall level of deposits in the system. This could lead to a decline in deposits at some institutions and to increased price competition for stable deposits, which could hamper the improvement in net interest margins that banks are anticipating from rising rates. We cannot predict with any certainty the degree to which the Federal Reserve will continue its accommodative monetary policies, nor the timing of further easing of these policies.
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
In addition, we have benefited from a “flight to quality” by consumers and businesses seeking the relative safety of bank deposits following the financial crisis of 2008. As interest rates rise from historically low levels in recent years, our newly acquired deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and as the recovery in the U.S. economy continues, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.
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
The repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense
All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd‑Frank Act. As a result, as of July 2011, financial institutions have been allowed to offer interest on demand deposits, including business demand deposits, to compete for clients. Our interest expense may increase and our net interest margin may decrease if we are required to offer interest on business demand deposits to attract additional customers or maintain current customers.
Substantial competition could adversely affect us
Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign‑affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non‑bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non‑banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet‑based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of the Dodd‑Frank Act, which, among other things, permits the establishment of new branches in states other than their home state by national banks, state banks and foreign banks to the same extent as banks located in the other states.
There are an increasing number of non‑bank competitors providing financial services
Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. Many non‑bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits and other financial transactions.
Changes in accounting standards could materially impact our financial statements
From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be very difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.
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
Company Factors
Adverse economic factors affecting certain industries we serve could adversely affect our business
We provide financing to businesses in a number of industries that may be particularly vulnerable to industry‑specific economic factors which have impacted the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industry in California also were especially adversely impacted by the deterioration in residential real estate markets. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions. Volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge‑offs in this sector. Conditions remain uncertain in various industries and could produce elevated levels of charge‑offs.
A significant portion of our total loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. California markets have experienced a strong recovery in home prices since the housing market crisis; however, home price growth has begun to moderate and some fundamentals of the housing market have remained soft through the recovery. A renewed downturn could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. Furthermore, California in recent years has been facing a severe drought which, if it continues, may adversely affect commercial loan customers, particularly in the agricultural sector. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.
The mortgage industry has been in the midst of unprecedented change triggered by the significant economic downturn which commenced in 2008. Lawmakers and regulators continue to take steps to protect residential mortgage borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. Included in these measures has been litigation by 49 state attorneys general against the largest mortgage servicers in the U.S., enhanced federal regulatory guidance regarding foreclosure practices and other matters and legislation at the state level, including in California. These increased standards and restrictions have impacted the overall mortgage loan servicing industry in general, and may increase the cost of residential mortgage lending, require mortgage loan principal write‑downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.
Industry‑specific risks are beyond our control and could adversely affect our portfolio of loans, potentially resulting in an increase in nonperforming loans or charge‑offs and a slowing of growth or reduction in our loan portfolio.
Adverse California economic conditions could adversely affect our business
At times over the last several years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. Following the financial crisis in 2008, certain California real estate markets experienced some of the worst property value declines in the U.S. California continues to have a relatively high unemployment rate. While California markets, including home prices, and the California economy in general have experienced a recovery in recent years, there can be no assurance that the recovery will continue.
In addition, until 2013, the State of California had experienced budget shortfalls or deficits that led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California. However, there can be no assurance that the state’s fiscal and budgetary challenges will not recur. Also, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units.
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The severe drought which California has experienced recent years, if it continues, may also cause further difficulties for the California economy, particularly in the agricultural sector.

Our stockholder votes are controlled by The Bank of Tokyo‑Mitsubishi UFJ
Since November 2008, BTMU, a wholly-owned subsidiary of MUFG, has owned all of the outstanding shares of our common stock. As a result, BTMU can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to BTMU or MUFG.
A majority of our directors are independent of BTMU and are not officers or employees of MUAH or any of our affiliates, including BTMU. However, because of BTMU’s control over the election of our directors, it could at any time change the composition of our Board of Directors so that the Board would not have a majority of independent directors.
The Bank of Tokyo‑Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations
Adverse changes to our credit ratings, reputation or creditworthiness could have a negative effect on our operations. We fund our operations in substantial part independently of BTMU and MUFG and believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, if BTMU and MUFG’s credit ratings or financial condition or prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness.
At this time, we cannot predict actions, if any, which the rating agencies may take regarding the Government of Japan, MUFG or BTMU, nor the ultimate effect of these developments on our credit rating.
BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against BTMU or MUFG. For example, in June 2013, BTMU entered into a consent agreement with the New York State Department of Financial Services (NY DFS) under which it made a civil monetary payment of $250 million to resolve issues relating to certain U.S. dollar payments that were routed through New York from 2002 to 2007. In addition, in November 2014, BTMU entered into a consent agreement with the NY DFS to resolve issues relating to instructions given to PricewaterhouseCoopers LLP and the disclosures made to the NY DFS in connection with BTMU's 2007 and 2008 voluntary investigation of BTMU's U.S. dollar clearing activity toward countries under U.S. economic sanctions. Under the terms of the agreement with the NY DFS, BTMU made a payment of $315 million to the NY DFS, and agreed to take certain additional remedial actions.
BTMU has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States, Europe and Asia, which are conducting investigations into past submissions made by panel members, including BTMU, to the bodies that set various interbank offered rates. BTMU is cooperating with these investigations and has been conducting an internal investigation. MUB is not a member of any of these panels. In addition, BTMU and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters. It is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as an affiliate of MUFG.
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
Certain of our directors’ and officers’ ownership interests in MUFG’s common stock or service as a director or officer or other employee of both us and BTMU could create or appear to create potential conflicts of interest, especially since both we and BTMU compete in U.S. banking markets. As a result of the business integration initiative involving the operations in the United States and elsewhere in the Americas of MUAH, MUB, MUFG and BTMU, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. of this Form 10-K; a number of the executive officers of MUAH and MUB became executive officers of BTMU’s U.S. branch operations, which could increase or appear to increase the risks of potential conflicts of interests with MUFG and BTMU. While the corporate governance policies adopted by MUAH, MUB, MUFG and BTMU address such potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.
Restrictions on dividends and other distributions could limit amounts payable to us
As a holding company, a substantial portion of our cash flow typically comes from dividends our bank and non‑bank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.
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
Integration of an acquired business can be complex and costly; if we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected
In February 2014, the Boards and management bodies of MUAH and MUB, as well as BTMU and MUFG, approved a business integration initiative described in “Management’s Discussion & Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. of this Form 10-K. This integration initiative became effective July 1, 2014. While not a legal entity combination but an integration of operations and management, there are risks involved with this initiative, including regulatory and execution risks comparable to those of any business combination. As part of this integration initiative, ownership of the U.S. corporate customer list of BTMU was transferred from BTMU’s U.S. business to the Bank, and BTMU and the Bank agreed to certain policies which generally contemplate that new credit and other transactions entered into with BTMU’s U.S. customers will have the opportunity to be booked at the Bank, subject to its independent credit evaluation and other considerations, such as complying with underwriting considerations and lending limits, meeting financial return objectives, and other risk management and regulatory considerations. In addition, on July 1, 2014, approximately 2,300 BTMU U.S. employees became employees of the Bank, and BTMU and the Bank entered into a Master Services Agreement under which the Bank performs and makes available various business, banking, financial and administrative support services and facilities for BTMU in connection with the operation and administration of BTMU’s business in the U.S. (including at the BTMU U.S. branches). In consideration for these services, in accordance with applicable regulatory requirements requiring market-based pricing, BTMU pays to the Bank fee income for the Bank’s provision of certain transaction and support services, including the costs of employee salaries and benefits. These new customer relationships and new lines of business present significant opportunities for the Bank, but, as with any such major initiative, there are various risks and challenges to successfully implementing this initiative, including the possibility of customer reluctance to change their relationships from BTMU to the Bank, challenges in successfully integrating the personnel whose employment has moved from BTMU to the Bank, responses from competitors, generating sufficient business revenues and service fee income to offset increased operating costs at the Bank, regulatory considerations, and other risks and challenges. There can be no assurance that we can successfully manage these risks and challenges, and failure to do so could have a material adverse effect on our financial condition and results of operation.
In December 2014, MUFG filed an implementation plan to establish an IHC required for large FBOs subject to enhanced prudential standards adopted pursuant to the Dodd-Frank Act. The FBO is required to hold its interests in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. For additional discussion, see “Supervision and Regulation” in Part I, Item 1. of this Form 10‑K. As a result, most of MUFG’s and BTMU’s U.S. operations, other than its foreign branches, must be moved under the IHC by July 1, 2016. In addition, the IHC is subject to enhanced governance and risk management standards. The Company is actively working on preparations for the formation of the IHC, but there can be no assurance that we can successfully manage the new risks and challenges associated with the IHC or that the structural and operational changes produced by the IHC requirements will not have a material adverse effect on our financial condition and results of operation.
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
Privacy restrictions could adversely affect our business
Our business model relies, in part, upon cross‑marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition. For additional discussion, see “Supervision and Regulation” in Part I, Item 1. of this Form 10‑K.
We rely on third parties for important products and services
Third‑party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and although we monitor their performance, we do not control their actions. Among other services provided by these vendors, third‑party vendors have played and will continue to play a key role in the implementation of our technology enhancement projects. The federal banking agencies have issued enhanced guidance and are examining with increasing scrutiny financial institutions’ diligence conducted on and oversight of their third‑party vendors. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly or failing to meet legal and regulatory requirements, could adversely affect our ability to deliver products and services to our customers, or implement our technology enhancement projects and otherwise to conduct our business and also could result in disputes with such vendors over their performance of their services to us, as well as adverse regulatory consequences for us. Replacing these third‑party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense.
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
The challenging operating environment and current operational initiatives may strain our available resources
There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, meeting the needs of our customers through the use of technology to provide improved products and services that will satisfy customer demands, and which will meet our competitors’ similar initiatives, including the business integration initiative effective July 1, 2014, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. of this Form 10-K; adoption of the U.S. Basel III and other enhanced capital and liquidity guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd‑Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively. Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.
Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities
We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers and our employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. In the past several years, federal and state regulators have announced regulatory enforcement actions against a number of large BHCs and banks arising from deficiencies in processes, procedures and controls involving anti‑money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the Office of Foreign Assets Control of the U.S. Treasury Department. These actions evidence an intensification of U.S. federal and state governments’ expectations for compliance with these regulatory frameworks on the part of banks operating in the U.S., including MUB, and may result in increased compliance costs and increased risks of regulatory sanctions.
Changes in our tax rates could affect our future results
Under a tax election we have made, we are required to file our California franchise tax returns as a member of a unitary group that includes MUFG’s U.S. operations, including its U.S. branch activities and its U.S. affiliates. Increases or decreases in the taxable profits of MUFG’s U.S. operations could increase or decrease our effective tax rate. We review MUFG’s financial information on a quarterly basis to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to MUFG’s March 31 fiscal year‑end. Our California effective tax rate can change during the calendar year, or between calendar years, as additional information becomes available. We could be subject to penalties if we understate our tax obligations. Our effective tax rates also could be affected by valuation changes in our deferred tax assets and liabilities, changes in tax laws or their interpretation and by the outcomes of examinations of our income tax returns by the tax authorities.
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate the securities of MUAH and the securities and deposits of MUB. Their ratings of our long-term debt and other securities, and also of our short-term obligations, are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In addition, Moody’s Investors Service recently announced that it is proposing revisions to its bank rating methodology, which if finalized, may also adversely impact our credit ratings. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, and the change in bank rating methodology proposed by Moody’s Investors Service, there can be no assurance that we will maintain our current long-term and short-term ratings. If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income.
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
We are subject to operational risks, including cybersecurity risks
We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cybersecurity risks or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; reputational, legal and compliance risk; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record‑keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
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
MUB and reportedly other financial institutions have been the target of various denial-of-service or other cyber attacks (including attempts to inject malicious code and viruses into our computer systems) as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cyber attacks. These denial-of-service and other attacks have not breached the Company’s data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyber attacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. While we have a variety of cybersecurity measures in place, the consequences to our business of such attacks cannot be predicted with any certainty.
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
We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as electrical, internet or telecommunications outages, natural disasters (such as major seismic events), terrorist attacks or unexpected difficulties with the implementation of our technology enhancement projects, which may give rise to disruption of service to customers and to financial loss or liability in ways which cannot be predicted with any certainty. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
Negative public opinion could damage our reputation and adversely impact our business and revenues
As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, social media, cybersecurity breaches, or from actions taken by regulators and community organizations in response to those activities. We fund our operations, in substantial part, independently of BTMU and MUFG and believe our business is not necessarily closely related to the global business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against us or MUB, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims and litigation and regulatory actions and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. If we are not successful in managing the risks and challenges to implementing the business integration initiative effective July 1, 2014, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. of this Form 10-K; there could be negative reactions on the part of our customer base.
Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk, legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and private equity risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event. Implementation of the business integration initiative effective July 1, 2014, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations -Introduction - Business Integration Initiative” in Part II, Item 7. of this Form 10-K, could increase our risk management challenges in light of the new customer relationships and lines of business, among other reasons.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud
Since November 2008, all of our issued and outstanding shares of common stock have been owned by MUFG through its wholly-owned subsidiary BTMU. As such, we would have been no longer required to file periodic reports with the SEC pursuant to the Exchange Act; however, we have elected to voluntarily register our common stock under the Exchange Act and for so long as we maintain that registration in effect we will be required to continue to file such periodic reports with the SEC in accordance with a reduced disclosure format permitted for certain wholly-owned subsidiaries.
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
These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
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
Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with the accounting principles generally accepted in the United States of America (GAAP) and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, acquired loans, valuation of financial instruments, other‑than‑ temporary impairment, hedge accounting, pension obligations, goodwill impairment analysis, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses or sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any of these could adversely affect our business, results of operations, and financial condition.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
MUAH's headquarters is located at 1251 Avenue of the Americas, in New York, New York. The Company leases approximately 67,000 square feet of space at this location. The Company also owns or leases significant administrative or operational facilities in the San Francisco, Los Angeles and New York areas, with total square footage of approximately 2 million square feet. In total, the Company owns or leases approximately 13 million square feet of space across all of its locations, which includes its branch network. For additional information regarding leases and rental payments, see Note 5 to our Consolidated Financial Statements included in this Form 10-K.
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
ITEM 6.   SELECTED FINANCIAL DATA
Item 6. to this Form 10-K begins on page 43 of this report.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. to this Form 10-K begins on page 46 of this report.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A. to this Form 10-K begins on page 71 of this report.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. to this Form 10-K begins on page 91 of this report.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2014. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 176. The Report of Independent Registered Public Accounting Firm is presented on page 178. During the quarter ended December 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The following is a description of the fees billed to MUAH by Deloitte & Touche LLP for 2014 and 2013. All fees were approved by our Audit & Finance Committee.

(Dollars in thousands)	2014	2013
Audit Fees(1)	$9,483	$6,877
Audit-Related Fees(2)	1,127	1,666
Tax Fees(3)	928	1,006
All Other Fees(4)	9	2
Total	$11,547	$9,551

(1)
Audit fees relate to services rendered in connection with the annual audit of MUAH's consolidated financial statements, quarterly reviews of financial statements included in MUAH's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of MUAH's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2014 and 2013, additional costs for new acquisitions were incurred.

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of MUAH's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors' reports and audits of employee benefit plans. In 2013, additional costs relating to Basel II totaling $344 thousand were incurred and subsequently reimbursed by BTMU. No costs relating to Basel II were incurred in 2014.

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2014 and 2013 were $350 thousand and $272 thousand, respectively. For 2014 and 2013, fees related to tax advice and planning were $578 thousand and $734 thousand, respectively. For 2014 and 2013, this included tax advisory services on acquisitions and State of California matters.

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

•	the pre-approval request must be detailed as to the particular services to be provided;

•	the pre-approval may not result in a delegation of the Audit & Finance Committee's responsibilities to the management of MUAH; and

•	the pre-approved services must be commenced within twelve months of the Audit & Finance Committee's pre-approval decision.
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

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm are set forth beginning on page 91 of this Form 10-K.
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

MUFG Americas Holdings Corporation and Subsidiaries

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Results of operations:
Net interest income	$2,862	$2,716	$2,602	$2,441	$2,428
Noninterest income	1,123	876	818	827	902
Total revenue	3,985	3,592	3,420	3,268	3,330
Noninterest expense	2,899	2,777	2,583	2,444	2,386
Pre-tax, pre-provision income(1)	1,086	815	837	824	944
(Reversal of) provision for credit losses	6	(29)	8	(231)	168
Income before income taxes and including noncontrolling interests	1,080	844	829	1,055	776
Income tax expense	274	195	220	308	232
Net income including noncontrolling interests	806	649	609	747	544
Deduct: Net loss from noncontrolling interests	19	18	19	15	19
Net income attributable to MUAH	$825	$667	$628	$762	$563
Balance sheet (period average):
Total assets	$109,186	$100,355	$89,716	$82,435	$83,176
Total securities	22,559	22,552	23,216	21,001	22,664
Total loans held for investment	72,406	64,638	55,407	49,939	47,687
Earning assets	98,482	90,797	80,761	73,610	75,028
Total deposits	81,988	76,714	65,743	60,066	65,604
MUAH stockholder's equity	14,808	12,499	12,075	10,726	9,780
Performance ratios:
Return on average assets(2)	0.76%	0.66%	0.70%	0.92%	0.68%
Return on average MUAH stockholder's equity(2)	5.57	5.33	5.21	7.11	5.76
Efficiency ratio(3)	72.76	77.30	75.52	74.76	71.67
Adjusted efficiency ratio(4)	64.63	67.85	68.45	66.83	64.09
Net interest margin(2)(5)	2.93	3.01	3.24	3.33	3.25
Net loans charged off to average total loans held for investment (2)	0.02	0.05	0.24	0.47	0.77

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

	As of December 31,
	2014	2013	2012	2011	2010
Balance sheet (end of period):
Total assets	$113,678	$105,894	$97,008	$89,696	$79,107
Total securities	22,015	22,326	22,455	24,106	22,114
Total loans held for investment	76,804	68,312	60,034	53,540	48,094
Nonperforming assets	411	499	616	782	1,142
Core deposits(6)	76,666	69,155	63,769	52,840	50,100
Total deposits	86,004	80,101	74,304	64,468	59,977
Long-term debt	6,972	6,547	5,622	6,684	5,598
MUAH stockholder's equity	14,985	14,215	12,461	11,553	10,112
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.70%	0.83%	1.09%	1.43%	2.48%
Allowance for loan losses to nonaccrual loans(7)	143.35	128.42	129.47	119.58	123.40
Allowance for credit losses to total loans held for investment(8)	0.90	1.02	1.28	1.68	2.81
Allowance for credit losses to nonaccrual loans(8)	183.80	158.30	152.67	140.46	140.23
Nonperforming assets to total loans held for investment and OREO	0.53	0.74	1.02	1.46	2.37
Nonperforming assets to total assets	0.36	0.48	0.63	0.87	1.44
Nonaccrual loans to total loans held for investment	0.49	0.65	0.84	1.19	2.01
Capital ratios:
Regulatory:
Tier 1 risk-based capital ratio(9)	12.79%	12.41%	11.91%	13.82%	12.44%
Total risk-based capital ratio (9)	14.74	14.61	13.34	15.98	15.01
Tier 1 leverage ratio(9)	11.25	11.27	11.18	11.44	10.34
Other:
Tangible common equity ratio(10)	10.54	10.54	9.89	10.17	9.65
Tier 1 common capital ratio(11)	12.74	12.34	11.83	13.82	12.42
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized; transitional)(12)	12.85	n/a	n/a	n/a	n/a
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(13)	12.56	11.78	n/a	n/a	n/a

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

(1)
Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(2)	Annualized.

(3)	The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).

(4)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding staff costs associated with fees from affiliates - support services, foreclosed asset expense and other credit costs, certain costs related to productivity initiatives, LIHC investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, debt termination fees from balance sheet repositioning, and intangible asset amortization) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of fees from affiliates - support services, gains from productivity initiatives related to the sale of certain business units and premises, accretion related to privatization-related fair value adjustments, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income and Noninterest Expense" in this Form 10-K for further information.

(5)	Net interest margin is presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(6)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(7)	The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(8)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(9)	These capital ratios are calculated under Basel I rules.

(10)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Please refer to Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-K for further information.

(11)
The Tier 1 common capital ratio, calculated under Basel I rules, is the ratio of Tier 1 capital, less qualifying trust preferred securities, to risk-weighted assets. The Tier 1 common capital ratio, a non-GAAP financial measure, facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Refer to Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-K for further information.

(12)
In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules. Common Equity Tier 1 risk-based capital is calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules. Management reviews this ratio, which excludes accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information because of current interest in such information by market participants. Refer to Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-K for further information.

(13)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased in for the periods in which the ratio is disclosed.  Management reviews this ratio, which excludes accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information because of current interest in such information by market participants. Refer to Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-K for further information.

n/a	not applicable.

MUFG Americas Holdings Corporation and Subsidiaries
Management's Discussion and Analysis of Financial Condition and Results of Operations
This report includes forward-looking statements, which include expectations for our operations and business, and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly from our expectations. Please also refer to "Note Regarding Forward-Looking Statements" and Part I, Item 1A. "Risk Factors" in this Form 10-K for a discussion of some factors that may cause results to differ from our expectations.
The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2014, 2013 and 2012 should be read together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of their consolidated subsidiaries, or to all of them together.
Introduction
We are a financial holding company and bank holding company whose principal subsidiary is MUB or the Bank. We are a wholly-owned subsidiary of BTMU, which is a wholly-owned subsidiary of MUFG. Prior to July 1, 2014, MUFG Americas Holdings Corporation was named UnionBanCal Corporation and MUFG Union Bank, N.A. was named Union Bank, N.A.
We service U.S. Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $113.7 billion at December 31, 2014.
The Company’s leadership is bicoastal with Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking leaders on the West Coast. U.S. Corporate Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.
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
Through this business integration, MUFG, BTMU, and the Company aim to deliver enhanced products and services, strengthened U.S. dollar funding capabilities, and an advanced governance and risk management structure, which should also facilitate compliance with the Federal Reserve’s recently released enhanced prudential standards for foreign banking organizations operating in the U.S. For additional information, see “Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act” in Part I, Item 1. of this Form 10-K.
Other Acquisitions
In November 2013, we completed the acquisition of First Bank Association Bank Services, a unit of First Bank, which provides a full range of banking services to homeowners associations and community management companies. We acquired approximately $570 million in deposits in this transaction.
During the second quarter of 2013, the Company acquired PB Capital Corporation's CRE lending division for $3.7 billion in cash. The acquisition expands the Company's CRE presence in the U.S., and provides geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans.
In December 2012, we completed the purchase of PCBC, a BHC headquartered in Santa Barbara, California, for approximately $1.5 billion in cash. Upon completion of the transaction, we acquired $3.8 billion in loans held for investment and $4.7 billion in deposits.
In October 2012, we completed the acquisition of Smartstreet, formerly a division of PNC Bank, N.A., which provides banking services nationwide to homeowners associations and community association management companies. In the transaction, we acquired approximately $1.0 billion in deposits.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2014 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees, and fees from affiliates. In 2014, revenue was comprised of 72% net interest income and 28% noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.
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

Performance Highlights

Net income attributable to MUAH was $825 million in 2014, compared with net income of $667 million in 2013. The increase was due to an increase in pre-tax, pre-provision income. Pre-tax, pre-provision income totaled $1,086 million in 2014, compared with $815 million in 2013, primarily reflecting net interest income growth and increased fee income from affiliates resulting from the business integration initiative. Total revenue for the full year 2014 was $3,985 million, an increase of $393 million, or 11%, compared with 2013, reflecting growth in net interest income and noninterest income.

Net interest income increased $146 million, or 5%, compared with 2013, primarily due to loan growth, which was partially offset by an 8 basis point decline in the net interest margin. Noninterest income increased $247 million, or 28%, compared with 2013, primarily due to fee income from affiliates resulting from the business integration initiative. Noninterest expense increased $122 million, or 4%, compared with 2013, primarily due to increased salaries and employee benefit costs from the business integration initiative.
For the year ended December 31, 2014, the Company recorded $319 million in fee income from the business integration initiative, including $206 million related to support services provided by the Company to BTMU. Noninterest expense related to the Services was $193 million for the year ended December 31, 2014, primarily comprised of salaries and employee benefits. The remaining fee income was recognized through revenue sharing agreements with BTMU, with associated costs included within noninterest expense. For additional information, see “Noninterest Income and Noninterest Expense” in this Form 10-K.
Continued discipline in underwriting standards produced another solid year of strong credit quality with low nonperforming assets and charge-offs. Nonperforming assets as of December 31, 2014 were $411 million, or 0.36% of total assets, compared with $499 million, or 0.48% of total assets at December 31, 2013. Net charge-offs were $12 million for the year ended December 31, 2014, compared with $32 million for the year ended December 31, 2013.

Capital Ratios
Capital ratios continued to exceed the regulatory thresholds for "well-capitalized" BHCs. The Basel I Tier 1 and Total risk-based capital ratios, were 12.79% and 14.74% at December 31, 2014, compared with 12.41% and 14.61% at December 31, 2013. In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under the U.S. Basel III regulatory capital rules. The Bank will continue to be subject to the advanced approaches rules.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2014			December 31, 2013			December 31, 2012
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans held for investment(2)
Commercial and industrial	$25,321	$848	3.35%	$22,294	$750	3.36%	$20,196	$718	3.55%
Commercial mortgage	13,560	482	3.56	11,928	453	3.80	8,357	338	4.05
Construction	1,256	40	3.20	787	29	3.74	712	30	4.15
Lease financing	827	47	5.71	1,018	36	3.57	1,001	43	4.30
Residential mortgage	27,449	988	3.60	23,903	898	3.76	20,778	874	4.21
Home equity and other consumer loans	3,181	129	4.08	3,447	135	3.92	3,602	138	3.83
Loans, before purchased credit-impaired loans	71,594	2,534	3.54	63,377	2,301	3.63	54,646	2,141	3.92
Purchased credit-impaired loans	812	273	33.54	1,261	341	27.03	761	304	39.92
Total loans held for investment	72,406	2,807	3.88	64,638	2,642	4.09	55,407	2,445	4.41
Securities	22,559	470	2.09	22,552	483	2.14	23,216	534	2.30
Interest bearing deposits in banks	2,898	8	0.25	3,067	8	0.25	1,756	4	0.26
Federal funds sold and securities purchased under resale agreements	122	—	0.06	133	—	0.15	67	—	0.21
Trading account assets	205	3	1.54	163	3	1.62	173	1	0.52
Other earning assets	292	3	0.87	244	2	0.91	142	—	0.25
Total earning assets	98,482	3,291	3.34	90,797	3,138	3.46	80,761	2,984	3.70
Allowance for loan losses	(559)			(636)			(701)
Cash and due from banks	1,566			1,405			1,318
Premises and equipment, net	632			695			660
Other assets(4)	9,065			8,094			7,678
Total assets	$109,186			$100,355			$89,716
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,517	$137	0.36	$33,904	$114	0.34	$26,696	$61	0.23
Savings	5,573	5	0.09	5,682	7	0.13	5,312	8	0.15
Time	10,211	96	0.94	12,115	127	1.04	12,368	145	1.17
Total interest bearing deposits	54,301	238	0.44	51,701	248	0.48	44,376	214	0.48
Commercial paper and other short-term borrowings(3)	2,809	5	0.19	2,751	5	0.20	3,256	9	0.27
Long-term debt	6,863	165	2.40	5,998	154	2.56	5,820	147	2.53
Total borrowed funds	9,672	170	1.76	8,749	159	1.82	9,076	156	1.72
Total interest bearing liabilities	63,973	408	0.64	60,450	407	0.67	53,452	370	0.69
Noninterest bearing deposits	27,687			25,013			21,367
Other liabilities(5)	2,472			2,128			2,562
Total liabilities	94,132			87,591			77,381
Equity
MUAH Stockholder's equity	14,808			12,499			12,075
Noncontrolling interests	246			265			260
Total equity	15,054			12,764			12,335
Total liabilities and equity	$109,186			$100,355			$89,716
Net interest income/spread (taxable-equivalent basis)		2,883	2.70%		2,731	2.79%		2,614	3.01%
Impact of noninterest bearing deposits			0.19			0.19			0.19
Impact of other noninterest bearing sources			0.04			0.03			0.04
Net interest margin			2.93			3.01			3.24
Less: taxable-equivalent adjustment		21			15			12
Net interest income		$2,862			$2,716			$2,602

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3)	Includes interest bearing trading liabilities.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income in 2014 increased $146 million, or 5%, compared with 2013. The increase was primarily due to growth in total loans which was partially offset by a lower net interest margin. Average total loans increased $7.8 billion in 2014 compared to 2013, largely due to organic growth in commercial and industrial loans and residential mortgages. The net interest margin for 2014 decreased 8 basis points to 2.93%, primarily due to yields in the loan portfolio repricing downward in the current low rate environment, as well as a decrease in yields on securities, partially offset by lower funding costs. The PCI loan portfolio contributed 26 basis points and 34 basis points to the net interest margin in 2014 and 2013, respectively. The PCI yield in 2014 includes the effects of early payoffs on certain commercial mortgage loans that resulted from improving industry conditions.  The Company expects the impact of the PCI loan portfolio on the net interest margin to decline in 2015 as the PCI loan portfolio diminishes in size.
Analysis of Changes in Net Interest Income
The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2014, 2013 and 2012. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees of $63 million, $54 million and $79 million for the years ended 2014, 2013 and 2012, respectively, are included in this table.

	For the Years Ended December 31,
	2014 versus 2013			2013 versus 2012
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income
Loans held for investment:
Commercial and industrial	$101	$(3)	$98	$72	$(40)	$32
Commercial mortgage	59	(30)	29	137	(22)	115
Construction	15	(4)	11	3	(4)	(1)
Lease financing	(8)	19	11	1	(8)	(7)
Residential mortgage	129	(39)	90	123	(99)	24
Home equity and other consumer loans	(11)	5	(6)	(6)	3	(3)
Loans, before purchased credit-impaired loans	285	(52)	233	330	(170)	160
Purchased credit-impaired loans	(139)	71	(68)	156	(119)	37
Total loans held for investment	146	19	165	486	(289)	197
Securities	—	(13)	(13)	(15)	(36)	(51)
Interest bearing deposits in banks	—	—	—	3	1	4
Trading account assets	1	(1)	—	—	2	2
Other earning assets	—	1	1	—	2	2
Total earning assets	147	6	153	474	(320)	154
Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	16	7	23	19	34	53
Savings	—	(2)	(2)	1	(2)	(1)
Time	(19)	(12)	(31)	(3)	(15)	(18)
Total interest bearing deposits	(3)	(7)	(10)	17	17	34
Commercial paper and other short-term borrowings	—	—	—	(1)	(3)	(4)
Long-term debt	21	(10)	11	5	2	7
Total borrowed funds	21	(10)	11	4	(1)	3
Total interest bearing liabilities	18	(17)	1	21	16	37
Changes in net interest income	$129	$23	$152	$453	$(336)	$117

Noninterest Income and Noninterest Expense
In accordance with the market-based pricing terms of the Services related to the business integration initiative, the Company recorded $319 million in fee income during the year ended December 31, 2014, including $206 million related to support services provided by the Company to BTMU. Noninterest expense related to the Services was $193 million during the year ended December 31, 2014, primarily comprised of salaries and employee benefits. The remaining fee income was recognized through revenue sharing agreements with BTMU, which was primarily offset by associated costs recorded in noninterest expense.
The following tables detail our noninterest income and noninterest expense for the years ended December 31, 2014, 2013 and 2012.
Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2014 versus 2013		2013 versus 2012
(Dollars in millions)	2014	2013	2012	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$203	$209	$209	$(6)	(3)%	$—	—%
Trust and investment management fees	104	135	119	(31)	(23)	16	13
Trading account activities	71	61	101	10	16	(40)	(40)
Securities gains, net	18	178	108	(160)	(90)	70	65
Credit facility fees	122	111	105	11	10	6	6
Merchant banking fees	124	93	89	31	33	4	4
Brokerage commissions and fees	53	46	39	7	15	7	18
Card processing fees, net	34	34	32	—	—	2	6
Fees from affiliates	319	—	—	319	nm	—	—
Other investment income	37	33	44	4	12	(11)	(25)
Other, net	38	(24)	(28)	62	258	4	14
Total noninterest income	$1,123	$876	$818	$247	28%	$58	7%

nm     not meaningful

Noninterest income in 2014 increased $247 million, or 28%, compared with 2013 primarily due to our business integration initiative. Additionally, Other, net increased due to lower FDIC indemnification asset amortization expense during 2014 compared with 2013. This increase was largely offset by decreases in gains on sale of securities and lower trust and investment management income. Securities gains, net decreased in 2014 compared with 2013 due to higher gains on the sale of securities related to our securities portfolio rebalancing activities in 2013. Trust and investment management income decreased in 2014 compared with 2013 largely due to the reorganization of the affiliated Highmark Funds into shares of unaffiliated mutual funds completed in 2013.

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2014 versus 2013		2013 versus 2012
(Dollars in millions)	2014	2013	2012	Amount	Percent	Amount	Percent
Salaries and other compensation	$1,497	$1,267	$1,134	$230	18%	$133	12%
Employee benefits	288	364	345	(76)	(21)	19	6
Salaries and employee benefits	1,785	1,631	1,479	154	9	152	10
Net occupancy and equipment	296	306	267	(10)	(3)	39	15
Professional and outside services	256	250	228	6	2	22	10
Intangible asset amortization	52	65	81	(13)	(20)	(16)	(20)
Regulatory assessments	57	74	65	(17)	(23)	9	14
Software	94	83	70	11	13	13	18
Low income housing credit investment amortization	89	76	63	13	17	13	21
Advertising and public relations	39	61	57	(22)	(36)	4	7
Communications	40	45	39	(5)	(11)	6	15
Data processing	32	36	36	(4)	(11)	—	—
Other	159	150	198	9	6	(48)	(24)
Total noninterest expense	$2,899	$2,777	$2,583	$122	4%	$194	8%
Noninterest expense in 2014 increased $122 million, or 4%, compared with 2013. Salaries and employee benefits increased primarily due to increased employee costs as a result of our business integration initiative discussed above, partially offset by lower pension expense, including the impact of pension plan amendments in April 2014. Noninterest expense in 2014 and 2013 included $13 million and $51 million of productivity initiative costs, respectively, which were primarily comprised of salaries and benefits and consulting fees (reported within professional and outside services), associated with operational efficiency enhancements.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our regular and ongoing business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units and premises. The following table shows the calculation of this ratio for the years ended December 31, 2014, 2013 and 2012.

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Noninterest Expense	$2,899	$2,777	$2,583
Less: Staff costs associated with fees from affiliates - support services	193	—	—
Less: Foreclosed asset expense and other credit costs	(2)	(4)	8
Less: Productivity initiative costs	13	51	37
Less: LIHC investment amortization expense	89	76	63
Less: Expenses of the LIHC consolidated VIEs	32	29	31
Less: Merger and business integration costs	84	134	53
Less: Net adjustments related to privatization transaction	41	55	81
Less: Debt termination fees from balance sheet repositioning	—	—	30
Less: Intangible asset amortization	12	13	—
Net noninterest expense, as adjusted (a)	$2,437	$2,423	$2,280
Total Revenue	$3,985	$3,592	$3,420
Add: Net interest income taxable-equivalent adjustment	21	15	12
Less: Fees from affiliates - support services	206	—	—
Less: Productivity initiative gains	(1)	17	23
Less: Accretion related to privatization-related fair value adjustments	18	24	78
Less: Other credit costs	11	(5)	—
Total revenue, as adjusted (b)	$3,772	$3,571	$3,331
Adjusted efficiency ratio (a)/(b)	64.63%	67.85%	68.45%
Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Income before income taxes and including noncontrolling interests	$1,080	$844	$829
Income tax expense	274	195	220
Effective tax rate	25%	23%	27%
Income tax expense and the effective tax rate include both federal and state income taxes. In 2014, income tax expense was $274 million with an effective tax rate of 25%, compared with an expense of $195 million and a rate of 23% in 2013. The higher 2014 income tax expense was primarily driven by an increase in pre-tax earnings in 2014 as compared to 2013.
For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 17 to our Consolidated Financial Statements included in this Form 10-K.

Comparison of 2013 to 2012
Net income for 2013 was $667 million, compared with $628 million in 2012. The increase of $39 million was due to improved credit quality in the loan portfolio, largely offset by lower pre-tax, pre-provision income. The provision for credit losses was a benefit of $29 million in 2013, compared with a provision of $8 million in 2012, reflecting a continuing trend of credit quality improvement. Pre-tax, pre-provision income totaled $815 million in 2013, compared with $837 million in 2012, reflecting an $81 million increase in merger and acquisition costs during 2013.
Net interest income in 2013 increased $114 million, or 4%, compared with 2012. The increase was primarily due to growth in total loans which was partially offset by a lower net interest margin. Average total loans increased $9.2 billion in 2013 compared to 2012 due to acquisitions and organic growth. The net interest margin for 2013 decreased 23 basis points to 3.01%, primarily due to yields in the loan portfolio repricing downward in the current low rate environment, as well as a decrease in yields on securities and an increase in the balance of lower yielding interest bearing deposits in banks.
Noninterest income increased $58 million to $876 million in 2013 from $818 million in 2012. Securities gains, net increased due to higher gains on the sale of securities related to our securities portfolio rebalancing activities in 2013. Trust and investment management fees increased primarily due to higher fees on assets under management. Partially offsetting the increases were decreases in trading account activities and other investment income. Trading account activities decreased due to lower fees received in 2013 resulting from decreased customer activity due to the low interest-rate environment throughout the year. Other investment income decreased due to a gain on the sale of an investment in 2012.
Noninterest expense increased $194 million to $2.8 billion in 2013 from $2.6 billion in 2012. Salaries and employee benefits increased primarily due to increased staff expenses as a result of acquisitions and severance and retention benefits associated with our acquisition of PCBC. Net occupancy and equipment and professional and outside services expenses increased due to acquisitions. The increase in noninterest expense was partially offset by a decrease in other noninterest expense, which decreased due to the change in the fair value of the FDIC clawback liability during 2013 compared to the change during 2012. During 2012, the fair value of the FDIC clawback liability increased due to the improved performance of our FDIC covered loans, whereas during 2013, the FDIC clawback liability was relatively stable.
Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of U.S. government-sponsored agency securities, RMBS and CMBS, cash flow CLOs and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. Treasury bonds and U.S. government-sponsored agency securities.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements included in this Form 10-K.

Analysis of Securities
The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2014. Equity securities do not have a stated maturity and are included in the total column only. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
Securities Available for Sale

	December 31, 2014
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$—	—%	$13	3.23%	$460	1.87%	$7,176	2.19%	$7,649	2.17%
Privately issued	—	—	4	3.53	—	—	162	3.57	166	3.57
Commercial mortgage-backed securities	—	—	1	1.05	37	2.82	1,651	3.42	1,689	3.40
Collateralized loan obligations	30	1.66	76	0.98	577	1.73	1,844	1.64	2,527	1.64
Other	—	—	2	3.35	6	7.35	—	—	8	6.18
Total Asset Liability Management securities	30	1.66	96	1.45	1,080	1.86	10,833	2.30	12,039	2.25
Other debt securities:
Direct bank purchase bonds	72	1.40	551	1.15	665	2.06	431	3.33	1,719	2.06
Other	5	—	12	—	3	5.96	33	4.85	53	3.36
Equity securities	—	—	—	—	—	—	—	—	8	—
Total securities available for sale	$107	1.42%	$659	1.17%	$1,748	1.94%	$11,297	2.35%	$13,819	2.23%

Securities Held to Maturity

	December 31, 2014
	Maturities
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$486	1.71%	$—	—%	$—	—%	$486	1.71%
U.S. government-sponsored agencies	25	1.99	100	2.52	—	—	125	2.41
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	1	2.98	—	—	6,001	2.39	6,002	2.40
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	50	1.65	853	2.19	917	2.07	1,820	2.11
Total securities held to maturity	$562	1.72%	$953	2.22%	$6,918	2.35%	$8,433	2.30%
Our securities portfolio at December 31, 2014 included ALM securities with a fair value of $20.3 billion. These securities have an expected weighted average life of 4.6 years at December 31, 2014.

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type for 2014 through 2010.

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Loans held for investment:
Commercial and industrial	$27,623	$23,528	$20,827	$19,226	$15,162
Commercial mortgage	14,016	13,092	9,939	8,175	7,816
Construction	1,746	905	627	870	1,460
Lease financing	800	854	1,104	965	757
Total commercial portfolio	44,185	38,379	32,497	29,236	25,195
Residential mortgage	28,977	25,547	22,705	19,625	17,531
Home equity and other consumer loans	3,117	3,280	3,647	3,730	3,858
Total consumer portfolio	32,094	28,827	26,352	23,355	21,389
Total loans held for investment, before purchased credit-impaired loans	76,279	67,206	58,849	52,591	46,584
Purchased credit-impaired loans	525	1,106	1,185	949	1,510
Total loans held for investment	$76,804	$68,312	$60,034	$53,540	$48,094
Loans held for investment increased from December 31, 2010 to December 31, 2014. This increase was primarily due to organic loan growth in the commercial and industrial, commercial mortgage and residential mortgage portfolios. The remaining increase was due to the acquisition of loans from PCBC in 2012 and from PB Capital in 2013.

Loan Maturities
The following table presents our loans held for investment by contractual maturity.

	December 31, 2014
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment:
Commercial and industrial	$9,238	$15,981	$2,404	$27,623
Commercial mortgage	1,362	5,557	7,097	14,016
Construction	512	1,206	28	1,746
Lease financing	1	50	749	800
Total commercial portfolio	11,113	22,794	10,278	44,185
Residential mortgage	1	70	28,906	28,977
Home equity and other consumer loans	284	812	2,021	3,117
Total consumer portfolio	285	882	30,927	32,094
Total loans held for investment, before purchased credit-impaired loans	11,398	23,676	41,205	76,279
Purchased credit-impaired loans	113	191	221	525
Total loans held for investment	$11,511	$23,867	$41,426	$76,804
Total fixed rate loans held for investment due after one year				$13,255
Total variable rate loans held for investment due after one year				52,038
Total loans held for investment due after one year				$65,293

Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.5 billion and $1.4 billion as of December 31, 2014 and 2013, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.
As of December 31, 2014, our sovereign and non-sovereign debt exposure to European countries was immaterial.

Deposits
The table below presents our deposits as of December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$6,622	$3,978	$2,644	66%
Money market	33,899	32,639	1,260	4
Total interest bearing transaction and money market accounts	40,521	36,617	3,904	11
Savings	5,495	5,495	—	—
Time	9,454	11,494	(2,040)	(18)
Total interest bearing deposits	55,470	53,606	1,864	3
Noninterest bearing deposits	30,534	26,495	4,039	15
Total deposits	$86,004	$80,101	$5,903	7%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,802	$3,109	$(307)	(10)%
Time	2,852	3,384	(532)	(16)
Total brokered deposits	$5,654	$6,493	$(839)	(13)%
Core Deposits:
Total deposits	$86,004	$80,101	$5,903	7%
Less: total brokered deposits	5,654	6,493	(839)	(13)
Less: total foreign deposits and nonbrokered domestic time deposits of over $250,000	3,684	4,453	(769)	(17)
Total core deposits	$76,666	$69,155	$7,511	11%
Total deposits and core deposits increased $5.9 billion and $7.5 billion, respectively, from December 31, 2013 to December 31, 2014, substantially due to certain large escrow deposits and overall deposit growth. Core deposits as a percentage of total deposits were 89% and 86% at December 31, 2014 and 2013, respectively.
The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2014
Three months or less	$2,297
Over three months through six months	784
Over six months through twelve months	590
Over twelve months	1,023
Total domestic time deposits of $100,000 and over	$4,694
We offer CDs and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits are held by customers, both public and private, who have conducted business with us for an extended period. Non-U.S. time deposits were $0.6 billion and $0.8 billion at December 31, 2014 and 2013, respectively. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.
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
Regulatory Capital
Both the Company and MUB are subject to various regulations of the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of December 31, 2014, management believes the capital ratios of the Company and MUB met all regulatory requirements of "well-capitalized" institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in January 2015. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2015 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In March 2015, the Company will disclose a summary of its results in accordance with regulatory requirements. As part of the 2015 CCAR process, the Federal Reserve will also generate a supervisory stress test using the information provided by the Company to estimate performance and advise us as to whether it objects to any proposed capital actions. The Federal Reserve will publish its supervisory stress test results and the related CCAR results taking into account any proposed capital actions by the Company.
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
Consistent with the Collins Amendment to the Dodd-Frank Act, banking organizations that have been approved by the Federal Reserve to use the U.S. Basel III advanced approaches methodology to determine applicable minimum risk-weighted capital ratios must use the higher of their risk-weighted assets as calculated under (i) the advanced approaches rules, and (ii) from January 1, 2014 to December 31, 2014, the general risk-based capital rules and, commencing on January 1, 2015 and thereafter, the risk weightings under the U.S. Basel III standardized approach. Banking organizations not subject to the advanced approaches rules are required to comply with the standardized approach capital rules beginning January 2015.
MUAH and MUB previously opted-in to the advanced approaches risk-based capital rules in the U.S. and were therefore required to comply with the U.S. Basel III capital rules beginning January 2014, with certain provisions subject to phase-in periods. In December 2014, the Federal Reserve approved MUAH's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules for the holding company, while MUB will continue to be subject to the advanced approaches rules. As the U.S. Basel III implementation date for institutions not subject to the advanced approaches rules is January 1, 2015 (one year after the implementation date for advanced approaches institutions), MUAH calculated its regulatory capital ratios under U.S. Basel I rules at December 31, 2014. Beginning with the first quarter of 2015, MUAH will calculate its regulatory capital ratios under the standardized approach of the U.S. Basel III rules, with certain provisions subject to phase-in periods. The U.S. Basel III rules are scheduled to be substantially phased in by January 1, 2019.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel I rules as of December 31, 2014 and December 31, 2013.
MUFG Americas Holdings Corporation

	U.S. Basel I
(Dollars in millions)	December 31, 2014	December 31, 2013
Capital Components
Tier 1 capital	$12,367	$11,471
Tier 2 capital	1,879	2,028
Total risk-based capital	$14,246	$13,499
Risk-weighted assets	$96,663	$92,410
Average total assets for leverage capital purposes	$109,910	$101,813

	U.S. Basel I				Minimum Regulatory Requirement
(Dollars in millions)	December 31, 2014		December 31, 2013		December 31, 2014
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Tier 1 capital (to risk-weighted assets)	$12,367	12.79%	$11,471	12.41%	≥	$3,867	4.0%
Total capital (to risk-weighted assets)	14,246	14.74	13,499	14.61	≥	7,733	8.0
Tier 1 leverage(1)	12,367	11.25	11,471	11.27	≥	4,396	4.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of December 31, 2014. Risk-based capital, risk-weighted assets, and risk-based capital ratios as of December 31, 2013 were calculated in accordance with the Basel I rules.

MUFG Union Bank, N.A.

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	December 31, 2014	December 31, 2013
Capital Components
Common Equity Tier 1 capital	$12,087	n/a
Tier 1 capital	12,088	$11,274
Tier 2 capital	1,568	1,716
Total risk-based capital	$13,656	$12,990
Risk-weighted assets	$92,367	$87,129
Average total assets for leverage capital purposes	$109,032	$101,269

	U.S. Basel III		U.S. Basel I		Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	December 31, 2014		December 31, 2013		December 31, 2014
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,087	13.09%	n/a	n/a	≥	n/a	n/a	≥	n/a	n/a
Tier 1 capital (to risk-weighted assets)	12,088	13.09	$11,274	12.94%	≥	$5,080	5.5%	≥	$5,542	6.0%
Total capital (to risk-weighted assets)	13,656	14.78	12,990	14.91	≥	7,389	8.0	≥	9,237	10.0
Tier 1 leverage(1)	12,088	11.09	11,274	11.13	≥	4,361	4.0	≥	5,452	5.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.
The Company and MUB interact with the federal banking agencies regarding matters that pertain to capital management and during the course of those discussions become aware, from time to time, of evolving regulatory interpretations of capital adequacy guidelines. As these interpretations are clarified, their resolution can result in changes to the methodologies applied to the computations of the capital ratios.
In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. These ratios are not codified within GAAP or federal banking regulations in effect at December 31, 2014. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

The following tables summarize the calculation of our tangible common equity ratio and Tier 1 common capital ratio as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
(Dollars in millions)
Total MUAH stockholder's equity	$14,985	$14,215
Goodwill	(3,225)	(3,228)
Intangible assets, except mortgage servicing rights	(233)	(288)
Deferred tax liabilities related to goodwill and intangible assets	99	105
Tangible common equity (a)	$11,626	$10,804
Total assets	$113,678	$105,894
Goodwill	(3,225)	(3,228)
Intangible assets, except mortgage servicing rights	(233)	(288)
Deferred tax liabilities related to goodwill and intangible assets	99	105
Tangible assets (b)	$110,319	$102,483
Tangible common equity ratio (a)/(b)	10.54%	10.54%

(Dollars in millions)	December 31, 2014	December 31, 2013
Tier 1 capital under Basel I	$12,367	$11,471
Junior subordinated debt payable to trusts	(51)	(65)
Tier 1 common equity (a)	12,316	11,406
Risk-weighted assets under Basel I (b)	$96,663	$92,410
Tier 1 common capital ratio (a)/(b)	12.74%	12.34%

The Company's transitional Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2014 was estimated to be 12.85%. The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2014 and December 31, 2013 was estimated to be 12.56% and 11.78%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both December 31, 2014 and December 31, 2013.

The following table summarizes the calculation of our transitional and fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2014:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; transitional and fully phased-in)
December 31, 2014
(Dollars in millions)	(Estimated)
Tier 1 capital under U.S. Basel I regulatory requirements	$12,367
Junior subordinated debt payable to trusts	(51)
U.S. Basel I Tier 1 common capital	12,316
Other	134
Common Equity Tier 1 capital under U.S. Basel III (standardized) (a)	12,450
Other	(117)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$12,333

Risk-weighted assets, determined in accordance with U.S. Basel I regulatory requirements	$96,663
Adjustments	205
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional) (c)	96,868
Adjustments	1,301
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (d)	$98,169
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized; transitional) (1) (a)/(c)	12.85%
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (2) (b)/(d)	12.56%

(1)
In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules for the holding company only. Common Equity Tier 1 risk-based capital is calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules. Management reviews this ratio, which excludes accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information because of current interest in such information by market participants.

(2)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the period in which the ratio is disclosed.  Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants.

The following table summarizes the calculation of our fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2013:

December 31, 2013
(Dollars in millions)	(Estimated)
Tier 1 capital under U.S. Basel I regulatory requirements	$11,471
Junior subordinated debt payable to trusts	(65)
U.S. Basel I Tier 1 common capital	11,406
Adjustments from U.S. Basel I to U.S. Basel III:
Other	7
Total adjustments from U.S. Basel I to U.S. Basel III	7
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$11,413

Risk-weighted assets, determined in accordance with U.S. Basel I regulatory requirements	$92,410
Add: Adjustments	4,446
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$96,856

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	11.78%

(1)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the period in which the ratio is disclosed.  Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants.

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards" in Part I, Item 1. of this Form 10-K.
Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks the Company must manage include credit, market, liquidity and operational risks. The Board, directly or through its appropriate committee, provides oversight and approves our various risk management policies. Management has established an enterprise-wide risk management structure that is designed to provide a structured approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company.
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
Another part of the control process is the IACEA, which reports to the Audit & Finance Committee and provides both the Board and executive management with an independent assessment of the level of credit risk and the effectiveness of the credit management process. The IACEA routinely reviews the accuracy and timeliness of risk ratings assigned to individual borrowers with the goal of ensuring that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, the IACEA reviews and provides commentary on proposed changes to credit policies, practices and underwriting guidelines. The IACEA summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.
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
For the consumer portfolio segment, loans are generally pooled by product type with similar risk characteristics. We estimate the allowance for loans collectively evaluated for impairment based on forecasted losses, which represent our best estimate of inherent loss. For the purchased credit-impaired segment, we charge the provision for credit losses, resulting in an increase to the allowance for loan losses when there is a probable decrease in cash flows expected to be collected.
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
For additional information on the allowance for credit losses, see the "Critical Accounting Estimates—Allowance for Credit Losses" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 (Summary of Significant Accounting Policies) to the Consolidated Financial Statements included in this Form 10-K.
Allowance and Related Provision for Credit Losses
The allowance for loan losses decreased $31 million to $537 million as of December 31, 2014, compared to a decrease of $85 million to $568 million as of December 31, 2013. The allowance for loan losses decreased $111 million to $653 million as of December 31, 2012. This decrease in the allowance for loan losses in 2014 reflected improved credit quality for our loan portfolio compared with 2013.
At December 31, 2014, our ratio of nonaccrual loans to total loans held for investment decreased by 0.16% to 0.49%. At December 31, 2013, our ratio of nonaccrual loans decreased by 0.19% to 0.65%, compared to 0.84% at December 31, 2012. Criticized credits in the commercial segment were $1.1 billion at December 31, 2014 compared with $1.3 billion at December 31, 2013. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.70% at December 31, 2014 from 0.83% at December 31, 2013. Net loans charged-off to average total loans held for investment was 0.02% at December 31, 2014, compared with net loans charged-off to average total loans held for investment of 0.05% at December 31, 2013. Criticized credits are those that have regulatory risk grades of "special mention," "substandard" or "doubtful." Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.
The unallocated allowance totaled $20 million at December 31, 2014, reflecting probable losses due to the severe drought in California, compared with $77 million at December 31, 2013. The unallocated reserve decreased primarily due to the refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses. The following table reflects the related allowance for loan losses allocated to a loan category at year end and percentage of the allocation to the year end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2014		2013		2012		2011		2010
Commercial and industrial	$349	1.26%	$300	1.27%	$280	1.34%	$286	1.49%	$332	2.18%
Commercial mortgage	99	0.71	107	0.82	125	1.21	135	1.65	235	3.01
Construction	9	0.52	6	0.63	6	0.91	26	2.99	98	6.68
Lease financing	8	1.00	8	0.96	7	0.60	27	2.79	18	2.42
Total commercial portfolio	465	1.05	421	1.10	418	1.27	474	1.62	683	2.71
Residential	38	0.13	49	0.19	80	0.35	97	0.49	114	0.65
Home equity and other consumer loans	11	0.35	20	0.62	44	1.18	41	1.11	71	1.86
Total consumer portfolio	49	0.15	69	0.24	124	0.47	138	0.59	185	0.87
Total allocated allowance, excluding purchased credit-impaired loans	514	0.67	490	0.73	542	0.91	612	1.16	868	1.86
Unallocated	20		77		110		135		298
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	534	0.70	567	0.84	652	1.09	747	1.42	1,166	2.50
Allowance for loan losses on purchased credit-impaired loans	3	0.57	1	0.10	1	0.26	17	1.78	25	1.64
Total allowance for loan losses	$537	0.70%	$568	0.83%	$653	1.09%	$764	1.43%	$1,191	2.48%

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Balance, beginning of period	$568	$653	$764	$1,191	$1,357
(Reversal of) provision for loan losses, excluding purchased credit-impaired loans	(18)	(44)	28	(200)	174
(Reversal of) provision for purchased credit-impaired loan losses not subject to FDIC indemnification	2	(1)	(3)	(2)	8
(Decrease) increase in allowance covered by FDIC indemnification	—	(8)	(5)	(5)	17
Other(1)	(3)	—	—	16	1
Loans charged-off:
Commercial and industrial	(34)	(36)	(62)	(61)	(152)
Commercial mortgage	(4)	(7)	(15)	(62)	(161)
Construction	—	(1)	(11)	(4)	(32)
Lease financing	—	—	—	(90)	—
Total commercial portfolio	(38)	(44)	(88)	(217)	(345)
Residential mortgage	(3)	(13)	(49)	(48)	(55)
Home equity and other consumer loans	(8)	(17)	(46)	(39)	(45)
Total consumer portfolio	(11)	(30)	(95)	(87)	(100)
Purchased credit-impaired loans	(1)	(3)	(13)	(3)	—
Total loans charged-off	(50)	(77)	(196)	(307)	(445)
Recoveries of loans previously charged-off:
Commercial and industrial	27	21	25	28	45
Commercial mortgage	3	6	18	26	11
Construction	3	1	9	12	20
Lease financing	—	1	5	—	—
Total commercial portfolio	33	29	57	66	76
Residential mortgage	—	—	—	1	1
Home equity and other consumer loans	4	4	3	2	2
Total consumer portfolio	4	4	3	3	3
Purchased credit-impaired loans	1	12	5	2	—
Total recoveries of loans previously charged-off	38	45	65	71	79
Net loans recovered (charged-off)	(12)	(32)	(131)	(236)	(366)
Ending balance of allowance for loan losses	$537	$568	$653	$764	$1,191
Components of allowance for loan losses and credit losses:
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	$534	$567	$652	$747	$1,166
Allowance for loan losses on purchased credit-impaired loans	3	1	1	17	25
Total allowance for loan losses	537	568	653	764	1,191
Allowance for losses on unfunded credit commitments	152	132	117	133	162
Total allowance for credit losses	$689	$700	$770	$897	$1,353

(1)
Other includes a $16 million allowance for loan losses transfer attributed to an internal reorganization in 2011 in which BTMU transferred its trust company, The Bank of Tokyo-Mitsubishi UFJ Trust Company, to us.

Gross loans charged-off in 2014 decreased 35% from 2013 primarily due to gradually improving economic conditions, effective loss mitigation strategies, and an increased ability by borrowers to refinance, which resulted in decreased loss activity in the commercial and consumer portfolios. Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Loan recoveries fluctuate and tend to trail the periods in which charge-offs are recorded.
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
The following table sets forth an analysis of nonperforming assets.

	December 31,
(Dollars in millions)	2014	2013	2012	2011	2010
Commercial and industrial	$55	$44	$48	$127	$115
Commercial mortgage	40	51	65	139	329
Construction	—	—	—	16	140
Total commercial portfolio	95	95	113	282	584
Residential mortgage	231	286	306	285	243
Home equity and other consumer loans	40	46	56	24	22
Total consumer portfolio	271	332	362	309	265
Total nonaccrual loans, before purchased credit-impaired loans	366	427	475	591	849
Purchased credit-impaired loans	9	15	30	47	116
Total nonaccrual loans	375	442	505	638	965
OREO, before FDIC covered OREO	12	20	45	27	41
FDIC covered OREO	24	37	66	117	136
Total nonperforming assets	$411	$499	$616	$782	$1,142
Total nonperforming assets, excluding purchased credit-impaired loans and FDIC covered OREO	$378	$447	$520	$618	$890
Troubled debt restructurings:
Accruing	$283	$367	$401	$252	$22
Nonaccruing (included in total nonaccrual loans above)	$184	$225	$209	$221	$198
Total debt restructurings	$467	$592	$610	$473	$220
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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2014 and 2013. See Note 4 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a Percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2014	2013	2014	2013
Commercial and industrial	$100	$212	0.36%	0.90%
Commercial mortgage	28	38	0.20	0.29
Total commercial portfolio	128	250	0.29	0.65
Residential mortgage	308	315	1.06	1.23
Home equity and other consumer loans	30	24	0.97	0.73
Total consumer portfolio	338	339	1.05	1.18
Total restructured loans, excluding purchased credit-impaired loans(1)	$466	$589	0.61%	0.88%

(1)	Amounts exclude $1 million and $3 million of TDRs covered by FDIC loss share agreements at December 31, 2014 and 2013, respectively.
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $3 million and $5 million at December 31, 2014 and 2013, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $47 million and $124 million at both December 31, 2014 and 2013, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.
Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, residential mortgage, real estate and leasing, finance and insurance services, utilities, oil and gas, and manufacturing. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10% of our total loans held for investment at either December 31, 2014 or December 31, 2013.
The Company had total loan commitments of $7.6 billion to the oil and gas sector, of which $3.7 billion were outstanding as of December 31, 2014, representing less than 4.9% of total loans held for investment. As of December 31, 2014, 90% of our total commitments were to exploration and production companies, 6% to integrated oil and gas borrowers, 2% to service companies, and 1% each to refining and transportation companies. As of December 31, 2014, 80% of our outstanding oil and gas loans were reserve-based loans. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its price assumptions used to calculate a borrower’s reserve value as part of its assessment of the commitment amount.

As of December 31, 2014, $151 million of the Company's oil and gas loans outstanding were rated as criticized, and less than $1 million was on nonaccrual. During 2014, the Company had net charge-offs of $1.5 million. Additionally, as of December 31, 2014, the allowance for loan losses has been adjusted to reflect the market conditions within the oil and gas sector.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2014, 44% of the Company's construction loan portfolio was domiciled in California. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2014, 69% of the Company's commercial mortgage loans were made to borrowers located in California, 5% to borrowers in New York, and 7% to borrowers in the state of Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At December 31, 2014, payment terms on 45% of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consists of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 32% and 33% of these home equity loans and lines were supported by first liens on residential properties at December 31, 2014 and December 31, 2013, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations. See Note 4 to our consolidated financial statements included in this Form 10-K for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2014.
Interest Foregone
If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $21 million of interest income in 2014. For loans that were on nonaccrual status during 2014 and accounted for as cash basis nonaccrual loans, we recognized interest income of $29 million.
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
Risk Governance
The Board, directly or through its appropriate committee, approves our ALM Policy, which governs the management of market and liquidity risks and guides our investment, derivatives, trading and funding activities. The ALM Policy establishes the Company’s risk tolerance by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes ALCO responsibilities and requires independent review and oversight of market and liquidity risk activities.

The RCC, composed of selected senior officers of the Company, strives, among other things, to ensure that the Company has an effective process to identify, monitor, measure, and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk and return direction for the Company, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Company’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities, wholesale funding and trading activities.
The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The Company's Investment Banking and Markets segment is responsible for managing price risk through its trading activities. The Market Risk Management unit is responsible for the monitoring of market risk and functions independently of all operating and management units.
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

(Dollars in millions)	December 31, 2014	December 31, 2013
Effect on net interest income:
Increase 200 basis points	$107.0	$153.3
as a percentage of base case net interest income	3.88%	5.63%
Decrease 100 basis points	$(68.5)	$(62.8)
as a percentage of base case net interest income	(2.48)%	(2.31)%
An increase in rates increases net interest income. During 2014, the Bank’s asset sensitive profile decreased due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the unprecedented rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.

Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At December 31, 2014 and 2013, our ALM securities portfolio fair values were $20.3 billion and $20.2 billion, respectively. Our ALM securities portfolio consists of securities issued by the U.S. Treasury, U.S. government-sponsored agencies, RMBS, CMBS, and CLOs and had an expected weighted average life of 4.6 years at December 31, 2014. At December 31, 2014, approximately $7.5 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2014, we purchased $4.1 billion and sold $1.3 billion of securities, as part of our investment portfolio strategy, while $3.0 billion of ALM securities matured, were paid down, or were called. To reduce the impact of price volatility on AOCI and in consideration of changes in regulatory capital requirements under U.S. Basel III rules, the Bank increased securities held to maturity from 32% of total ALM securities at December 31, 2013 to 41% of total ALM securities at December 31, 2014.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.5 years at December 31, 2014, compared to 4.0 years at December 31, 2013. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.5 years suggests an expected price decrease of approximately 3.5% for an immediate 1.0% parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.7 billion of direct bank purchase bonds that are largely managed within our Commercial Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

ALM and Other Risk Management Derivatives
Since December 31, 2013, the notional amount of the ALM derivatives portfolio increased by $6.0 billion as we entered into additional receive fixed interest rate swap contracts to hedge floating rate commercial loans and fixed rate debt issuances.
Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 12 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in this Form 10-K.

(Dollars in millions)	December 31, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$10,250	$4,300	$5,950
Total ALM derivatives	10,250	4,300	5,950
Other risk management derivatives	286	185	101
Total ALM and other risk management derivatives	$10,536	$4,485	$6,051
Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$36	$8	$28
Gross negative fair value	4	13	(9)
Positive (negative) fair value of ALM derivatives, net	32	(5)	37
Other risk management derivatives:
Gross positive fair value	2	2	—
Gross negative fair value	3	4	(1)
Positive (negative) fair value of other risk management derivatives, net	(1)	(2)	1
Positive (negative) fair value of ALM and other risk management derivatives, net	$31	$(7)	$38
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
We believe that the risks associated with these positions are prudently managed. We utilize a combination of position limits, VaR, and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Positions are controlled and reported both in notional and VaR terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99% confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within the maximum limit of $14 million established by Board policy for total trading positions. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

The following table sets forth the average, high and low 10-day, 99% confidence level VaR for our trading activities for the years ended December 31, 2014 and 2013.

	December 31,
	2014			2013
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$0.4	$0.7	$0.1	$0.3	$0.7	$—
Securities	0.3	0.7	—	0.3	0.6	—
Interest rate derivatives	0.6	1.1	0.2	0.5	1.1	0.2
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
As of December 31, 2014, we had notional amounts of $46.9 billion of interest rate derivative contracts, $4.0 billion of foreign exchange derivative contracts and $3.6 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. Additionally, as of December 31, 2014, notional amounts of $1.2 billion, $1.1 billion and $3.8 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2014 and 2013 and the change in fair value between December 31, 2014 and 2013.

(Dollars in millions)	December 31, 2014	December 31, 2013	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$46,944	$44,427	$2,517
Commodity contracts	4,741	5,714	(973)
Foreign exchange contracts(1)	5,232	4,978	254
Equity contracts	3,797	4,027	(230)
Other contracts	—	140	(140)
Total	$60,714	$59,286	$1,428
Fair value of positions held for trading purposes:
Gross positive fair value	$1,760	$1,074	$686
Gross negative fair value	1,617	952	665
Positive fair value of positions, net	$143	$122	$21

(1)	Excludes spot contracts with a notional amount of $0.4 billion and $0.7 billion at December 31, 2014 and December 31, 2013, respectively.

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
The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee. ALCO oversees liquidity risk management activities. Corporate Treasury formulates the Bank's liquidity and contingency planning strategies and is responsible for identifying, managing and reporting on liquidity risk. Market Risk Management, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. We are also subject to a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the Bank's normal funding activities.
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank's capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific and systemic market scenarios, as well as a combination scenario that adversely affects the Bank's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and financing or selling assets.
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
In response to balance sheet changes, wholesale funding increased $0.3 billion to $12.2 billion at December 31, 2014 from $11.9 billion at December 31, 2013. Total deposits increased $5.9 billion to $86.0 billion at December 31, 2014 from $80.1 billion at December 31, 2013.
Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2014, our core deposits totaled $76.7 billion and our total loan-to-total core deposit ratio was 100.5%.
The Bank and the Company maintain a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank's and the Company's liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of December 31, 2014, the Bank had $0.8 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $40.1 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities decreased by $1.1 billion to $13.0 billion at December 31, 2014 from $14.1 billion at December 31, 2013 .

•
The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.9 billion at December 31, 2014. In May 2014, the Bank issued $750 million in senior notes under this program.

•
The Company has direct access to the capital markets through a shelf registration statement with the SEC. In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. MUAH subsequently issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement and $1.4 billion of debt or other securities remain available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes.
We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.
Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In December 2014, Moody's confirmed our ratings. Our credit ratings could also be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about our rating agency assessments, see "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in this Form 10-K.
The following table provides our credit ratings as of December 31, 2014.

		MUFG Union Bank, N.A.	MUFG Americas Holdings Corporation
Standard & Poor's	Long-term	A+	A
	Short-term	A-1	A-1
Moody's	Long-term	A2	A3
	Short-term	P-1	—
Fitch	Long-term	A	A
	Short-term	F1	F1

In September 2014, the OCC, the Federal Reserve and the FDIC jointly adopted the final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR generally applies to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule applies a less stringent modified LCR to BHCs that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, an LCR equal to at least 100% based on the entity's total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. The proposed phase-in period, begins on January 1, 2016, with full compliance required by January 1, 2017.
The Company is currently evaluating the final rule's impact on its businesses; however, the Company expects to meet or exceed the LCR requirements within the regulatory timelines. For information regarding this rule, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards—Liquidity Coverage Ratio" in Part I, Item 1. of this Form 10-K and "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in Part I, Item 1A. "Risk Factors" of this Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputational risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber attacks. See "We are subject to operational risks, including cybersecurity risks" in Part I, Item 1A. "Risk Factors" of this Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.
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
Our most significant off-balance sheet arrangements are limited to obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers, commercial letters of credit, unfunded commitments to lend, commitments to sell mortgage loans and commitments to fund investments in various CRA related investments and venture capital investments. To a lesser extent, we enter into contractual guarantees of agented sales of low income housing tax credit investments that require us to perform under those guarantees if there are breaches of performance of the underlying income-producing properties. As part of our leasing activities, we may be lessor to special purpose entities to which we provide financing for renewable energy and large equipment leasing projects. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement). For more information, see Note 20 to our Consolidated Financial Statements included in this Form 10-K.
The following table presents, as of December 31, 2014, our significant and determinable contractual obligations by payment date, except for obligations under our pension and post-retirement plans, which are included in Note 15 to our Consolidated Financial Statements included in this Form 10-K.

	December 31, 2014
(Dollars in millions)	One Year or Less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$5,751	$2,704	$979	$20	$9,454
Long-term debt	—	3,450	2,000	1,519	6,969
Contractual interest payments(1)	179	241	119	121	660
Operating leases (premises)	129	247	186	482	1,044
Purchase obligations	37	29	11	—	77
Total debt and operating leases	$6,096	$6,671	$3,295	$2,142	$18,204

(1)
Includes accrued interest and future contractual interest obligations. Interest on foreign denominated time deposits were converted to USD based on the December 31, 2014 spot rate. Floating rate debts are assumed to have the same rates as of December 31, 2014.

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
We enter into derivative contracts, which create contractual obligations, primarily as a financial intermediary for customers and, to a much lesser extent, for our own account. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Fair values of derivative assets and liabilities and their notional amounts are not included in the table above as they generally do not represent the amounts that would be paid upon settlement of these amounts. For additional discussion of derivative instruments, see "Quantitative and Qualitative Disclosures About Market Risk" and Note 12 to our Consolidated Financial Statements included in this Form 10-K.
Business Segments
We have five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, U.S. Corporate Banking, Transaction Banking, and Investment Banking & Markets. For a more detailed description of these reportable segments, refer to Note 22 to our consolidated financial statements included in this Form 10-K.
Unlike GAAP, there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  During 2014, the Company revised the funds transfer pricing methodology with respect to reference rates for certain commercial deposits. The Company also continued to refine its organizational structure resulting from the internal management structure implemented as part of the BTMU Americas Holdings business integration initiative established in 2013. The Company updated its market view methodology for the Project Finance division within the Investment Banking & Markets segment to also include these revenues and expenses in the U.S. Corporate segment. The Company also updated its market view methodology to better align certain acquired assets with other similar assets. Prior period results have been adjusted to reflect these changes. For a description of these methodologies, see Note 22 to our Consolidated Financial Statements included in this Form 10-K.

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
The following tables set forth the results for the Retail Banking & Wealth Markets segment:
Retail Banking & Wealth Markets

	For the Years Ended December 31,			2014 vs 2013 Increase (Decrease)
(Dollars in millions)	2014	2013	2012	Amount	Percent
Results of operations—Market View
Net interest income	$1,385	$1,348	$1,201	$37	3%
Noninterest income	330	371	336	(41)	(11)
Total revenue	1,715	1,719	1,537	(4)	—
Noninterest expense	1,347	1,423	1,294	(76)	(5)
(Reversal of) provision for credit losses	(7)	(35)	55	28	80
Income before income taxes and including noncontrolling interests	375	331	188	44	13
Income tax expense	148	130	74	18	14
Net income attributable to MUAH	$227	$201	$114	$26	13%
Average balances—Market View
Total loans held for investment	$34,616	$31,286	$26,913	$3,330	11%
Total assets	36,200	32,884	28,183	3,316	10
Total deposits	40,345	37,704	29,236	2,641	7
During 2014, net interest income increased due to growth in average loans held for investment, mainly driven by organic growth in residential mortgages, and better than expected interest income on purchased credit-impaired loans, which was due to a loan sale. Offsetting this increase was a decrease in noninterest income largely driven by a decrease in asset management fees due primarily to the reorganization of the affiliated Highmark Funds into shares of unaffiliated mutual funds completed late in the third quarter of 2013. The decrease in noninterest expense was primarily driven by the Highmark Funds reorganization and a decrease in total staff expenses. The reversal of the provision for credit losses was due to an improvement in customer credit quality, slightly offset by an increase in loan growth.
During 2013, net interest income increased due to the full year impact of our PCBC acquisition and organic loan growth. The reversal of the provision for credit losses was due to an improvement in customer credit quality. The 2012 provision for credit losses includes the effects of OCC regulatory accounting guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower be charged off to their collateral value. These increases in income were partially offset by an increase in noninterest expense primarily related to our PCBC acquisition in 2013.
Average asset growth for the year ended December 31, 2013 compared with 2012 was primarily driven by a 16% increase in average loans held for investment, mainly in residential mortgages, reflecting both organic loan growth and our PCBC acquisition. Average deposits increased 29% during the year ended December 31, 2013 compared with 2012, driven by both the PCBC acquisition and organic deposit generation.

Commercial Banking
Commercial Banking provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, trade and real estate financing to primarily U.S. based corporate customers with annual sales generally ranging from $15 million to $2 billion. Commercial Banking offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments. Commercial Banking serves clients nationwide in general industries as well as select sector verticals through dedicated specialty groups including Oil & Gas, Entertainment, Technology, Healthcare and Nonprofit, Environmental Industries, Transportation, Aerospace/Defense, Funds Finance and Communications.
The following tables set forth the results for the Commercial Banking segment:
Commercial Banking

	For the Years Ended December 31,			2014 vs 2013 Increase (Decrease)
(Dollars in millions)	2014	2013	2012	Amount	Percent
Results of operations—Market View
Net interest income	$1,016	$913	$778	$103	11%
Noninterest income	221	193	208	28	15
Total revenue	1,237	1,106	986	131	12
Noninterest expense	440	406	389	34	8
(Reversal of) provision for credit losses	21	17	(52)	4	24
Income before income taxes and including noncontrolling interests	776	683	649	93	14
Income tax expense	188	174	179	14	8
Net income attributable to MUAH	$588	$509	$470	$79	16%
Average balances—Market View
Total loans held for investment	$31,609	$26,249	$21,087	$5,360	20%
Total assets	35,418	29,612	22,984	5,806	20
Total deposits	13,030	11,761	10,570	1,269	11

Net interest income during the year ended December 31, 2014 increased as a result of strong organic asset growth. Net interest income during the year ended December 31, 2014 also included the effect of our PB Capital acquisition which closed late in the second quarter of 2013, and better than expected interest income on purchased credit-impaired loans, which was mostly due to early payoffs of certain loans. The increase in noninterest income was primarily driven by an increase in credit facility fees, merchant banking fees and trading account activities. The increase in the provision for credit losses was primarily due to loan growth, slightly offset by continued improvements in credit quality.
During 2013, net interest income increased as a result of strong asset growth, including our PCBC and PB Capital Corporation acquisitions. The increase in net interest income was partially offset by an increase in the provision for credit losses which increased primarily due to an extension of the wholesale loss emergence period, along with some additional reserve requirements for the acquired loan portfolios. The extension of the wholesale loss emergence period was reflected in the unallocated allowance as of December 31, 2012, but is now included in the Commercial Banking allowance for loan losses. In 2012, Commercial Banking recorded a reversal of provision for credit losses due to improved credit quality in its portfolio.

U.S. Corporate Banking
U.S. Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Corporate Banking offers its customers a range of noncredit services, which include global treasury management and capital market solutions, and foreign exchange and various interest rate risk and commodity risk management products.
The following tables set forth the results for the U.S. Corporate Banking segment:
U.S. Corporate Banking

	For the Years Ended December 31,			2014 vs 2013 Increase (Decrease)
(Dollars in millions)	2014	2013	2012	Amount	Percent
Results of operations—Market View
Net interest income	$173	$137	$113	$36	26%
Noninterest income	119	81	72	38	47
Total revenue	292	218	185	74	34
Noninterest expense	112	54	54	58	107
(Reversal of) provision for credit losses	(24)	2	21	(26)	nm
Income before income taxes and including noncontrolling interests	204	162	110	42	26
Income tax expense	80	64	43	16	25
Net income attributable to MUAH	$124	$98	$67	$26	27%
Average balances—Market View
Total loans held for investment	$4,733	$3,981	$3,344	$752	19%
Total assets	5,086	4,247	3,518	839	20
Total deposits	4,657	2,686	1,869	1,971	73

nm	not meaningful

During 2014, noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. Net interest income increased due to organic growth in average loans held for investment. The reversal of the provision for credit losses reflected a general improvement in overall customer credit quality.
The decrease in the provision for credit losses in 2013 was due to an improvement in corporate customer credit quality.

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
The following tables set forth the results for the Transaction Banking segment:
Transaction Banking

	For the Years Ended December 31,			2014 vs 2013 Increase (Decrease)
(Dollars in millions)	2014	2013	2012	Amount	Percent
Results of operations—Market View
Net interest income	$442	$446	$496	$(4)	(1)%
Noninterest income	165	160	167	5	3
Total revenue	607	606	663	1	—
Noninterest expense	363	356	351	7	2
(Reversal of) provision for credit losses	(3)	(3)	(1)	—	—
Income before income taxes and including noncontrolling interests	247	253	313	(6)	(2)
Income tax expense	97	99	123	(2)	(2)
Net income attributable to MUAH	$150	$154	$190	$(4)	(3)%
Average balances—Market View
Total loans held for investment	$126	$58	$117	$68	117%
Total assets	1,636	1,396	1,365	240	17
Total deposits	33,684	30,225	27,666	3,459	11

Transaction Banking earns revenue primarily from a net interest income transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. For year ended December 31, 2014, net interest income decreased as a result of a lower funds transfer pricing credit on Transaction Banking’s deposit liabilities due to a lower cost of funds partially offset by larger average deposit balances.
During 2013, net interest income decreased as a result of a lower funds transfer pricing credit on Transaction Banking's deposit liabilities due to a lower cost of funds, partially offset by larger average deposit balances. During 2013, average deposits increased 9% compared to 2012, reflecting the impact of our PCBC and Smartstreet acquisitions and organic growth. The increase in noninterest expense was primarily driven by FDIC regulatory costs as a result of higher deposit balances.

Investment Banking & Markets
Investment Banking & Markets, which includes Global Capital Markets of the Americas, works with the Company's other segments to provide customers structured credit services, including project finance, leasing and equipment finance, and securitizations. Investment Banking & Markets also provides capital markets solutions, including syndicated loans, equity and debt underwriting, tax equity and merchant banking investments; risk management solutions, including foreign exchange, interest rate and energy risk management solutions; and facilitates merchant and investment banking-related transactions.
The following tables set forth the results for the Investment Banking & Markets segment:
Investment Banking & Markets

	For the Years Ended December 31,			2014 vs 2013 Increase (Decrease)
(Dollars in millions)	2014	2013	2012	Amount	Percent
Results of operations—Market View
Net interest income	$175	$184	$174	$(9)	(5)%
Noninterest income	357	210	207	147	70
Total revenue	532	394	381	138	35
Noninterest expense	166	100	77	66	66
Provision for credit losses	35	6	6	29	483
Income before income taxes and including noncontrolling interests	331	288	298	43	15
Income tax expense	84	78	86	6	8
Net income attributable to MUAH	$247	$210	$212	$37	18%
Average balances—Market View
Total loans held for investment	$3,980	$4,285	$3,926	$(305)	(7)%
Total assets	6,698	6,656	6,629	42	1
Total deposits	3,365	3,523	3,245	(158)	(4)

During 2014, noninterest income increased primarily due to fee income associated with the business integration initiative and merchant banking fees. Noninterest expense increased primarily due to expenses associated with the business integration initiative. The provision for credit losses increased due to deterioration in certain customers' credit quality as well as modest deterioration in the sector's overall credit quality.
During 2013, noninterest expense increased primarily due to increased headcount and expenses related to compliance with regulatory requirements. The increase in net interest income was driven by a 9% increase in average loans held for investment.

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
The following tables set forth the results for Other:
Other

	For the Years Ended December 31,			2014 vs 2013 Increase (Decrease)
(Dollars in millions)	2014	2013	2012	Amount	Percent
Results of operations—Market View
Net interest income	$65	$38	$190	$27	71%
Noninterest income	157	66	32	91	138
Total revenue	222	104	222	118	113
Noninterest expense	630	567	550	63	11
(Reversal of) provision for credit losses	(5)	(13)	(25)	8	62
Income (loss) before income taxes and including noncontrolling interests	(403)	(450)	(303)	47	10
Income tax expense (benefit)	(146)	(184)	(118)	38	21
Net income (loss) including noncontrolling interest	(257)	(266)	(185)	9	3
Deduct: net loss from noncontrolling interests	19	18	19	1	6
Net income attributable to MUAH	$(238)	$(248)	$(166)	$10	4%
Average balances—Market View
Total loans held for investment	$289	$431	$680	$(142)	(33)%
Total assets	27,605	27,643	28,081	(38)	—
Total deposits	6,391	7,059	7,453	(668)	(9)

Noninterest income increased primarily due to fee income associated with the business integration initiative and a decrease in FDIC indemnification asset amortization expense, which is included within noninterest income, partially offset by a decrease in gains from the sale of securities. Noninterest expense increased primarily due to expenses associated with the business integration initiative, partially offset by lower pension expense. The reversal of the provision for credit losses in the year ended December 31, 2014 and 2013 reflects the decrease in the unallocated allowance which is included in Other. During the first quarter of 2014, the business segments’ allowances for loan losses were updated to reflect various refinements in the methodology used to measure credit risk ascribed to their loan portfolios, which previously had been estimated within the unallocated allowance. During the first quarter of 2013, Commercial Banking’s allowance for loan losses was updated to reflect an extension of the wholesale loss emergence period, which previously had been estimated within the unallocated allowance.
In 2013, net interest income decreased primarily as a result of lower average securities balances due to securities that were sold as part of the Company's portfolio rebalancing activities and the impact of the funds transfer pricing center. Noninterest expense increased primarily due to an increase in salaries and employee benefits. Noninterest income increased primarily due to an increase in gains on the sale of securities and a decrease in indemnification asset accretion, driven by better than expected FDIC covered loans performance during 2013. The increase in noninterest income was partially offset by a decrease in trading income. The reversal of the provision for credit losses increased primarily due to the decrease in the unallocated allowance which is included in Other. At December 31, 2012, the extension of the wholesale loss emergence period was reflected in the unallocated allowance, but is included in the Commercial Banking allowance for loan losses at December 31, 2013.
Critical Accounting Estimates
MUAH's consolidated financial statements are prepared in accordance with GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit losses inherent in our loan portfolio held for investment and certain unfunded credit commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans, the assumptions used in measuring our pension obligations, and assumptions regarding our effective tax rates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Form 10-K. The following describes our most critical accounting policies and our basis for estimating our allowance for credit losses, acquired loans, valuation of financial instruments, other-than-temporary impairment, hedge accounting, pension obligations, goodwill impairment analysis and income taxes.
Allowance for Credit Losses
The allowance for credit losses, which consists of the allowances for loan losses and losses on unfunded credit commitments, is an estimate of the losses that are inherent in our loan portfolio as well as for certain unfunded credit commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. Our allowance for credit losses has four components: the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance, and the allowance for losses on unfunded credit commitments which is included in other liabilities. Each of these components is determined based upon estimates that are inherently subjective and our actual losses incurred could differ significantly from those estimates. For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans, based on the internal risk rating of such loans. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. For loans that are homogeneous in nature, such as in our consumer portfolio segment, we estimate the allowance based on forecasted losses based on incurred loss events. For the purchased credit-impaired segment, we charge the provision for credit losses, resulting in an increase to the allowance for loan losses when there is a probable decrease in cash flows expected to be collected (other than due to decreases in interest rate indices or changes in prepayments). The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments. Our allowance for losses on unfunded credit commitments is measured in approximately the same manner as the allowance for loan losses but includes an estimate of expected utilization based upon historical data. For further information regarding our allowance for loan losses, see "Allowance for Credit Losses" and Note 4 to our Consolidated Financial Statements in this Form  10-K.
Valuation of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources (e.g., yield curves, foreign exchange rates, implied volatilities and credit spreads), while unobservable inputs reflect our own view of the assumptions that would be considered by market participants. Valuation adjustments may be made to ensure that certain financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit risk and our own credit risk in determining the fair value of our trading account liabilities and certain other liabilities.
Based on the observability of the inputs used in the valuation, we classify our financial assets and liabilities measured and disclosed at fair value within the three-level hierarchy (i.e., Level 1, Level 2 and Level 3) defined in GAAP. This hierarchy ranks the quality and reliability of the information used to determine fair values with Level 1 deemed most reliable and Level 3 having at least one significant unobservable input. The degree of management judgment required in measuring fair value increases with the higher level of measurement within the three-level hierarchy.
The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013.

	December 31, 2014		December 31, 2013
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$10	—%	$10	—%
Level 2	13,614	92	14,871	89
Level 3	2,103	14	2,290	14
Netting Adjustment(1)	(887)	(6)	(493)	(3)
Total	$14,840	100%	$16,678	100%
As a percentage of total Company assets		13%		16%
Liabilities:
Level 1	$2	—%	$4	1%
Level 2	1,376	137	709	109
Level 3	412	41	363	55
Netting Adjustment(1)	(787)	(78)	(423)	(65)
Total	$1,003	100%	$653	100%
As a percentage of total Company liabilities		—%		1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
For detailed information on our measurement of fair value of financial instruments and our related valuation methodologies, see Note 11 to our Consolidated Financial Statements included in this Form 10-K.

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
The determination of whether a hedging relationship qualifies for hedge accounting requires an analysis of whether the hedge has been highly effective and is expected to be highly effective on an ongoing basis. For example, at the end of each reporting period, a retrospective assessment must be made as to whether the hedge was highly effective based on the actual results for that period. When a hedge is designated for a group of similar financial instruments, judgments must be made at inception of the hedge strategy as to whether the individual items in that group share similar risks and characteristics to be hedged collectively. Hedge accounting is discontinued prospectively if the hedge accounting requirements are no longer met, the derivative instrument expires or is sold, terminated or exercised, or the hedge relationship is de-designated. For further information on our hedge accounting, see Note 12 to our Consolidated Financial Statements in this Form 10-K.
Transfer Pricing

As a result of the business integration initiative, employees of the Company perform management and support services to BTMU in connection with the operation and administration of BTMU’s businesses in the Americas. In consideration for the services provided, BTMU pays the Company fees under a master services agreement, which reflects arm's length market-based pricing for those services. The Company recognizes transfer pricing revenue when delivery (performance) has occurred or services have been rendered. Management applies a facts and circumstances evaluation to determine the most appropriate method to calculate an arm's length market-based price for services performed by the Company for BTMU and other non-consolidated MUFG affiliates.
Pension Obligations
Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 15 to our Consolidated Financial Statements included in this Form 10-K. Plan assets consist primarily of marketable equity and debt instruments. Plan obligations and the annual benefit expense are estimated by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan.
Our net actuarial pre-tax losses increased $439 million in 2014 from 2013. At December 31, 2014, the net actuarial loss totaled $906 million, which included $1.0 billion of net actuarial loss separated between a non-amortizing amount of $158 million and an $886 million amount subject to amortization over approximately eight years. This was partially offset by $124 million representing the excess of the fair value of plan assets over the market value of plan assets, which is recognized separately through the asset smoothing method over four years. Additionally, the actuarial loss is partially offset by $138 million in prior service credit that is being amortized over 7.79 years. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2015 net periodic pension cost will be $109 million of amortization related to net actuarial losses. We estimate that our total 2015 net periodic pension cost will be approximately $84 million, assuming $175 million of contributions in 2015. The primary reason for the increase in net periodic pension cost for 2015 compared to $40 million in 2014 is the amortization of actuarial losses, which increased as a result of the decrease in the discount rate from 4.9% to 3.9% in 2014. The 2015 estimate for net periodic pension cost was actuarially determined using a discount rate of 3.9%, an expected return on plan assets of 7.5% and an expected compensation increase assumption of 4.7%.
A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2015 periodic pension cost by $24 million and $14 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2015 periodic pension cost by $3 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2015 periodic pension cost by $25 million and $14 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2015 periodic pension cost by $2 million. For further information on our pension obligations, see Note 15 to our Consolidated Financial Statements in this Form 10-K.
Goodwill Impairment Analysis
We allocate our goodwill to reporting units and review for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is assessed for impairment at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the first step of the quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill.

Management applies significant judgment when estimating the fair value of its reporting units. This judgment includes developing cash flow projections, selecting appropriate discount rates, incorporating general economic and market conditions, identifying relevant market comparables, and selecting an appropriate control premium. Imprecision in estimating these factors can affect the estimated fair value of the reporting units.

Based on these assessments we concluded that goodwill allocated to our reporting units was not impaired at December 31, 2014 and no goodwill was written off for the year then ended. Fair values of the Company’s reporting units exceeded their carrying amounts and did not generally represent a significant risk of goodwill impairment based on current projections and valuations.
Due to the recent uncertainties in the economic environment, there can be no assurance that our estimates relating to our recent goodwill impairment testing will prove to be accurate predictions of future circumstances. We may be required to record charges relating to goodwill impairment losses in future periods either as a result of our annual impairment testing or upon the occurrence of other triggering events. Changes relating to any such future impairment losses could be material. For further information on our annual goodwill impairment analysis, refer to Note 6 to our Consolidated Financial Statements in this Form 10-K.
Income Taxes
MUAH and its subsidiaries are subject to the income tax laws of the U.S., its states, and municipalities and laws of the other jurisdictions in which we conduct business. Our income tax expense consists of two components; current and deferred. Current income tax expense approximates taxes to be paid or refunded for the current period and includes income tax expense for our uncertain tax positions. Uncertain tax positions that meet the "more likely than not" recognition threshold are measured to determine the amount of benefit to recognize. Positions are measured as the largest amount of benefit that management believes has a greater than 50% likelihood of realization upon settlement. Deferred income tax expense results from changes in deferred income tax assets and liabilities between periods, where the deferred tax assets and liabilities are based on the tax effects of the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets are recognized subject to management's judgment that realization is "more likely than not" based upon all available positive and negative evidence. Foreign taxes paid are generally applied as a credit to reduce income taxes payable.
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
Under an election we have made for purposes of our California franchise tax returns, effective until 2016, our California tax expense is based on the income of MUAH and its subsidiaries and the U.S. operations of MUFG. Changes in the taxable profits of MUFG's U.S. operations may impact our effective tax rate. Taxable profits of MUFG's U.S. operations are impacted most significantly by decisions made about the timing of the recognition of credit losses or other matters, and by changes in the U.S. economy. We review MUFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California tax expense. However, all of the information relevant to determining the California effective tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between the Company's and MUFG's fiscal year-ends. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. We could be subject to penalties if we understate our tax obligations.
For further information on our income taxes, see Note 17 to our Consolidated Financial Statements included in this Form 10-K.

Financial Statements and Supplementary Data
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Interest Income
Loans	$2,805	$2,641	$2,439
Securities	452	469	527
Other	13	13	6
Total interest income	3,270	3,123	2,972
Interest Expense
Deposits	238	248	214
Commercial paper and other short-term borrowings	5	5	9
Long-term debt	165	154	147
Total interest expense	408	407	370
Net Interest Income	2,862	2,716	2,602
(Reversal of) provision for credit losses	6	(29)	8
Net interest income after (reversal of) provision for credit losses	2,856	2,745	2,594
Noninterest Income
Service charges on deposit accounts	203	209	209
Trust and investment management fees	104	135	119
Trading account activities	71	61	101
Securities gains, net	18	178	108
Credit facility fees	122	111	105
Merchant banking fees	124	93	89
Brokerage commissions and fees	53	46	39
Card processing fees, net	34	34	32
Fees from affiliates	319	—	—
Other, net	75	9	16
Total noninterest income	1,123	876	818
Noninterest Expense
Salaries and employee benefits	1,785	1,631	1,479
Net occupancy and equipment	296	306	267
Professional and outside services	256	250	228
Regulatory assessments	57	74	65
Intangible asset amortization	52	65	81
Other	453	451	463
Total noninterest expense	2,899	2,777	2,583
Income before income taxes and including noncontrolling interests	1,080	844	829
Income tax expense	274	195	220
Net Income including Noncontrolling Interests	806	649	609
Deduct: Net loss from noncontrolling interests	19	18	19
Net Income attributable to MUAH	$825	$667	$628
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Net Income Attributable to MUAH	$825	$667	$628
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	5	(8)	41
Net change in unrealized gains (losses) on investment securities	183	(487)	266
Foreign currency translation adjustment	(7)	(4)	1
Net change in gains (losses) on pension and other postretirement benefits	(286)	389	(13)
Total other comprehensive income (loss)	(105)	(110)	295
Comprehensive Income (Loss) Attributable to MUAH	720	557	923
Comprehensive loss from noncontrolling interests	(19)	(18)	(19)
Total Comprehensive Income (Loss)	$701	$539	$904
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except for per share amount)	December 31, 2014	December 31, 2013
Assets
Cash and due from banks	$1,759	$1,863
Interest bearing deposits in banks	3,930	4,329
Federal funds sold and securities purchased under resale agreements	62	11
Total cash and cash equivalents	5,751	6,203
Trading account assets (includes $69 at December 31, 2014 and $8 at December 31, 2013 of assets pledged as collateral)	1,114	851
Securities available for sale	13,724	15,817
Securities held to maturity (Fair value $8,412 at December 31, 2014 and $6,439 at December 31, 2013)	8,291	6,509
Loans held for investment	76,804	68,312
Allowance for loan losses	(537)	(568)
Loans held for investment, net	76,267	67,744
Premises and equipment, net	621	688
Goodwill	3,225	3,228
Other assets	4,685	4,854
Total assets	$113,678	$105,894
Liabilities
Deposits:
Noninterest bearing	$30,534	$26,495
Interest bearing	55,470	53,606
Total deposits	86,004	80,101
Commercial paper and other short-term borrowings	2,704	2,563
Long-term debt	6,972	6,547
Trading account liabilities	894	540
Other liabilities	1,889	1,675
Total liabilities	98,463	91,426
Commitments, contingencies and guarantees—See Note 20
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of December 31, 2014 and 136,330,830 as of December 31, 2013	136	136
Additional paid-in capital	7,232	7,191
Retained earnings	8,346	7,512
Accumulated other comprehensive loss	(729)	(624)
Total MUAH stockholder's equity	14,985	14,215
Noncontrolling interests	230	253
Total equity	15,215	14,468
Total liabilities and equity	$113,678	$105,894
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity

	MUAH Stockholder's Equity
(Dollars in millions, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2011	136,330,830	$136	$5,989	$6,217	$(809)	$268	$11,801
Net income (loss)—2012	—	—	—	628	—	(19)	609
Other comprehensive income (loss), net of tax	—	—	—	—	295	—	295
Compensation—restricted stock units	—	—	5	—	—	—	5
Other	—	—	—	—	—	15	15
Net change	—	—	5	628	295	(4)	924
BALANCE DECEMBER 31, 2012	136,330,830	$136	$5,994	$6,845	$(514)	$264	$12,725
Net income (loss)—2013	—	—	—	667	—	(18)	649
Other comprehensive income (loss), net of tax	—	—	—	—	(110)	—	(110)
Compensation—restricted stock units	—	—	(5)	—	—	—	(5)
Capital contribution from BTMU(1)	—	—	1,200	—	—	—	1,200
Other	—	—	2	—	—	7	9
Net change	—	—	1,197	667	(110)	(11)	1,743
BALANCE DECEMBER 31, 2013	136,330,830	$136	$7,191	$7,512	$(624)	$253	$14,468
Net income (loss)—2014	—	—	—	825	—	(19)	806
Other comprehensive income (loss), net of tax	—	—	—	—	(105)	—	(105)
Compensation—restricted stock units	—	—	10	—	—	—	10
Capital contribution from BTMU(1)	1	—	31	—	—	—	31
Other(1)	—	—	—	9	—	(4)	5
Net change	1	—	41	834	(105)	(23)	747
BALANCE DECEMBER 31, 2014	136,330,831	$136	$7,232	$8,346	$(729)	$230	$15,215

(1)	For additional information on the capital contribution, refer to Note 21 to these consolidated financial statements.
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$806	$649	$609
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	6	(29)	8
Depreciation, amortization and accretion, net	324	434	416
Stock-based compensation—restricted stock units	34	21	5
Deferred income taxes	103	61	81
Net gains on sales of securities	(18)	(178)	(108)
Net decrease (increase) in trading account assets	(263)	357	(74)
Net decrease (increase) in other assets	(71)	(312)	357
Net increase (decrease) in trading account liabilities	354	(355)	(144)
Net increase (decrease) in other liabilities	408	363	(531)
Loans originated for sale	(841)	(622)	(211)
Net proceeds from sale of loans originated for sale	839	599	148
Pension and other benefits	(80)	(262)	(26)
Other, net	21	(37)	(70)
Total adjustments	816	40	(149)
Net cash provided by (used in) operating activities	1,622	689	460
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,376	8,340	6,845
Proceeds from paydowns and maturities of securities available for sale	2,373	3,451	7,657
Purchases of securities available for sale	(1,317)	(11,106)	(9,499)
Proceeds from paydowns and maturities of securities held to maturity	1,047	501	238
Purchases of securities held to maturity	(2,845)	(1,682)	(941)
Proceeds from sales of loans	196	254	202
Net decrease (increase) in loans	(8,664)	(4,912)	(4,100)
Net cash acquired from (paid for) acquisitions	—	(3,185)	53
Other, net	(686)	(192)	(65)
Net cash provided by (used in) investing activities	(8,520)	(8,531)	390
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	5,903	5,224	4,230
Net increase (decrease) in commercial paper and other short-term borrowings	141	1,200	(2,670)
Common equity contribution from BTMU	—	1,200	—
Proceeds from issuance of subordinated debt due to BTMU	—	1,050	—
Proceeds from issuance of long-term debt	749	1,999	895
Repayment of long-term debt	(318)	(2,103)	(2,025)
Other, net	(25)	(25)	1
Change in noncontrolling interests	(4)	9	15
Net cash provided by (used in) financing activities	6,446	8,554	446
Net change in cash and cash equivalents	(452)	712	1,296
Cash and cash equivalents at beginning of period	6,203	5,491	4,195
Cash and cash equivalents at end of period	$5,751	$6,203	$5,491
Cash Paid During the Period For:
Interest	$408	$396	$404
Income taxes, net	38	15	207
Supplemental Cash Flow Disclosures:
Acquisitions:
Fair value of assets acquired	—	3,487	7,655
Fair value of liabilities assumed	—	573	6,139
Transfer of assets and liabilities from BTMU(1):
Carrying amount of assets acquired	70	—	—
Carrying amount of liabilities assumed	31	—	—
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	—	4,386	155
Net transfer of loans held for investment to loans held for sale	196	246	155
Transfer of loans held for investment to OREO	28	49	100
Carrying amount of securities held to maturity immediately prior to transfer to securities available for sale	—	—	1,112

(1)	For additional information on the transfer of assets and liabilities from BTMU, refer to Note 21 to these consolidated financial statements.
See accompanying notes to consolidated financial statements.

Notes to Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
Introduction
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and a bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (MUB). The Company provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally.
On November 4, 2008, the Company became a privately held company (privatization transaction). All of the Company's issued and outstanding shares of common stock are owned by BTMU.
Principles of Consolidation and Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Company and other entities in which the Company has a controlling financial interest. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a VIE. The primary beneficiary of a VIE is the entity that has the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and has the obligation to absorb losses or receive benefits from the VIE that could potentially be significant to the VIE. Results of operations from VIEs are included from the dates that the Company became the primary beneficiary. All intercompany transactions and balances with consolidated entities are eliminated in consolidation.
The Company accounts for equity investments over which it exerts significant influence using the equity method of accounting. Non-marketable equity investments where the Company does not exert significant influence are accounted for at cost. Investments accounted for under both the equity method and cost method are included in other assets.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP) The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed (Note 2), the evaluation of other-than-temporary impairment on investment securities (Note 3), the allowance for credit losses (Note 4), purchased credit-impaired loans (Note 4), goodwill impairment (Note 6), fair value of financial instruments (Note 11), hedge accounting (Note 12), pension accounting (Note 15), and income taxes (Note 17).

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

During 2014, the Company identified that certain noncash items related to the amortization and accretion of interest income and expense on loans held for investment, and activities related to loan syndications, had been reported as cash flows from investing activities but should have been presented as cash flows from operating activities.  The loan syndication activities were also incorrectly reported as noncash transfers from loans held for investment to loans held for sale in the supplemental schedule of noncash investing and financing activities. The Company corrected the prior period presentations to conform to the presentation adopted in 2014.  The Company has evaluated the effect of the incorrect presentation and determined that the errors were not material, either individually or in the aggregate, to any of the Company’s previously filed annual or quarterly consolidated financial statements.
The following tables display the affected line items for 2013 and 2012:

	For the Year Ended December 31, 2013
(Dollars in millions)	As Previously Reported	Reclassification Amounts	As Revised
Cash Flows from Operating Activities:
Depreciation, amortization and accretion, net	$509	$(75)	$434
Loans originated for sale	(276)	(346)	(622)
Net proceeds from sale of loans originated for sale	226	373	599
Net cash provided by (used in) operating activities	737	(48)	689

Cash Flows from Investing Activities:
Proceeds from sales of loans	627	(373)	254
Net decrease (increase) in loans	(5,333)	421	(4,912)
Net cash provided by (used in) investing activities	(8,579)	48	(8,531)

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	8,554	—	8,554

Net change in cash and cash equivalents	$712	$—	$712

Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	$592	$(346)	$246

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

	For the Year Ended December 31, 2012
(Dollars in millions)	As Previously Reported	Reclassification Amounts	As Revised
Cash Flows from Operating Activities:
Depreciation, amortization and accretion, net	$518	$(102)	$416
Loans originated for sale	(58)	(153)	(211)
Net proceeds from sale of loans originated for sale	34	114	148
Net cash provided by (used in) operating activities	601	(141)	460

Cash Flows from Investing Activities:
Proceeds from sales of loans	316	(114)	202
Net decrease (increase) in loans	(4,355)	255	(4,100)
Net cash provided by (used in) investing activities	249	141	390

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	446	—	446

Net change in cash and cash equivalents	$1,296	$—	$1,296

Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	$308	$(153)	$155
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
Trading Account Assets and Liabilities
Trading account assets and liabilities are recorded at fair value and include certain securities and derivatives. Securities are classified as trading when management acquires them with the intent to hold for short periods of time in order to take advantage of anticipated changes in fair values or as an accommodation to customers. Substantially all of the securities have a high degree of liquidity and a readily determinable fair value. Interest on securities classified as trading is included in interest income, and realized gains and losses from sale and unrealized fair value adjustments are recognized in noninterest income.
Derivatives included in trading account assets and liabilities are entered into for trading purposes or as an accommodation to customers. Contracts primarily include interest rate swaps and options, commodity swaps and options, foreign exchange contracts and equity options relating to our market-linked CD product. The Company nets derivative assets and liabilities, and the related cash collateral receivables and payables, when

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Changes in fair values and realized income or expense for trading asset and liability derivatives are included in noninterest income.
Securities
Securities are classified based on management's intent and are recorded on the consolidated balance sheet as of the trade date, when acquired in a regular-way trade. Debt securities for which management has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities and equity securities with readily determinable fair values that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of AOCI in stockholder's equity until realized.
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
Realized gains and losses on the sale of available for sale securities are included in net interest income. The specific identification method is used to calculate realized gains and losses on sales.
Securities available for sale that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement are separately identified as pledged as collateral.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
A TDR is a restructuring of a loan in which the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan subject to such a restructuring is accounted for as a TDR. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or extending the maturity date of the loan without corresponding compensation or additional support. The Company measures impairment of a TDR using the methodology described for individually impaired loans (see "Allowance for Loan Losses" below). For the consumer portfolio segment, TDRs are initially placed on nonaccrual and typically, a minimum of six consecutive months of sustained performance is required before returning to accrual status. For the commercial portfolio segment, the Company generally determines accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, the consideration of demonstrated performance by the borrower under the previous terms.
Except for certain transactions between entities under common control, loans acquired in a transfer, including business combinations, are recorded at fair value at the acquisition date, factoring in credit losses expected to be incurred over the life of the loan.
For acquired loans where there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the loans are accounted for as purchased credit-impaired loans. This guidance requires that the excess of the cash flows initially expected to be collected over the loan's fair value at the acquisition date (i.e., the accretable yield) be accreted into interest income over the loan's estimated remaining life using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. Accordingly, such loans are not classified as nonaccrual and are considered to be accruing. The difference between the contractually required payments and the cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the nonaccretable difference. Accordingly, an allowance for loan losses is not carried over or recorded for purchased credit-impaired loans as of the acquisition date. Substantially all of the remaining purchased credit-impaired loans are aggregated within pools based on common risk characteristics, which results in the pool becoming the unit of account.
Subsequent to acquisition of purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on updated assumptions that are reflective of current market conditions. If there is a probable decrease in cash flows expected to be collected (other than due to decreases in interest rate indices or changes in prepayments), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If there is a probable and significant increase in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans, which also has the effect of reclassifying a portion of the nonaccretable difference to accretable yield. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

For other acquired loans, the purchase premium or discount is accreted to interest income over the remaining contractual life of the loans when the loans are performing, or immediately upon sale or prepayment.
Loans held for sale, which are recorded in other assets, are carried at the lower of cost or fair value and measured on an individual basis for commercial loans and on an aggregate basis for residential mortgage loans. Changes in fair value are recognized in other noninterest income. Nonrefundable fees, direct loan origination costs, and purchase premiums and discounts related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Contractual interest earned on loans held for sale is recognized in interest income.
The Company primarily offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases and leverage leases are recorded based on the amount of minimum lease payments receivable, unguaranteed residual value accruing to the benefit of the lessor, unamortized initial direct costs, and are reduced for any unearned income. Leveraged leases are also recorded net of any nonrecourse debt.
Allowance for Loan Losses
The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, and the unallocated allowance. Management estimates probable losses inherent in the portfolio based on a loss emergence period. The loss emergence period is the estimated average period of time between a material adverse event that affects the creditworthiness of a borrower and the subsequent recognition of a loss. Updates of the loss emergence period are performed when significant events cause management to reexamine data. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—the commercial segment, consumer segment and purchased credit-impaired loans. The Company further divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company include commercial and industrial, commercial mortgage, construction, residential mortgage, home equity and other consumer loans, and purchased credit-impaired loans. While the Company's methodology attributes portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.
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
The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses based on incurred loss events that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. Segment considerations are revised periodically as portfolio and environmental conditions change.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Loans are charged-off in whole or in part when they are considered to be uncollectible. Loans in the commercial loan portfolio segment are generally considered uncollectible based on an evaluation of borrower financial condition as well as the value of any collateral. Loans in the consumer portfolio segment are generally considered uncollectible based on past due status or the execution of certain TDR modifications such as discharge through Chapter 7 bankruptcy and the value of any collateral. Recoveries of amounts previously charged off are recorded as a recovery to the allowance for loan losses.
Allowance for Losses on Unfunded Credit Commitments
The Company maintains an allowance for losses on unfunded credit commitments to absorb losses inherent in those commitments upon funding. The Company's methodology for assessing the appropriateness of this allowance is the same as that used for the allowance for loan losses (see "Allowance for Loan Losses" above) and incorporates an assumption based upon historical experience of likely utilization of the commitment. The allowance for losses on unfunded credit commitments is classified as other liabilities and the change in this allowance is recognized in the provision for credit losses. Losses on unfunded credit commitments are identified when exposures committed to customers facing difficulty are drawn upon, and subsequently result in charge-offs.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Goodwill is assessed for impairment at least annually at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the first step of the quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill. Goodwill impairment is recognized through a direct write down to its carrying amount and subsequent reversals of goodwill impairment are prohibited.
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
Other Real Estate Owned
OREO represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. OREO is initially recorded in other assets at the date physical possession is received at the fair value as established by a current appraisal, adjusted for estimated costs to sell the asset. Any write-down on the date of transfer from loan classification is charged to the allowance for loan losses. Subsequently, OREO is measured at the lower of the acquisition date fair value or fair value less estimated costs to sell the asset. OREO values are reviewed on an ongoing basis and subsequent declines in an individual property's fair value are recognized in earnings in the current period or in certain instances as a charge to the allowance for loan losses. The net operating results from these assets are included in the current period in noninterest expense as foreclosed asset expense.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Other Investments
The Company invests in private equity investments, which include direct investments in private companies. These nonmarketable equity investments are initially recorded at cost and are accounted for using the cost or equity method of accounting depending on whether the Company has significant influence over the investee. Under the equity method, the investment is adjusted for the Company's share of the investee's net income or loss for the period. Under the cost method, dividends received are recognized in other noninterest income, and dividends received in excess of the investee's earnings are considered a return of investment and are recorded as a reduction of investment cost. These investments are evaluated for other-than-temporary impairment if events or conditions indicate that it is probable that the carrying amount of the investment will not be fully recovered in the foreseeable future. If an investment is determined to be other-than-temporarily impaired, it is written down to its fair value through earnings. Fair value is estimated based on a company's business model, current and projected financial performance, capital needs and our exit strategy. As a practical expedient, fair value can also be estimated using the net asset value of the fund. All of these investments are included within other assets and any other-than-temporary impairment is recognized in other noninterest income.
The Company invests in limited liability partnerships and other entities operating qualified affordable housing projects. These LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The unguaranteed LIHC investments are initially recorded at cost, and subsequently accounted for under the equity method of accounting with equity method losses recognized through noninterest expense. These investments are reviewed periodically for impairment.
The Company invests in guaranteed LIHC investments where the availability of tax credits are guaranteed by a creditworthy entity. The investments are initially recorded at cost. When certain criteria are met, the investment is amortized over the period the tax credits are allocated to provide a constant effective yield, as a component of income tax expense. In other instances, the investment is accounted for under the equity method of accounting with equity method losses recorded in noninterest expense. These investments are reviewed periodically for impairment.
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
Derivative Instruments Used in Hedging Relationships
The Company enters into a variety of derivative contracts as a means of managing the Company's interest rate exposure and designates such derivatives under qualifying hedge relationships. All such derivative instruments are recorded at fair value and are included in other assets or other liabilities. The Company offsets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting arrangement exists between the company and the derivative counterparty.
At hedge inception, the Company designates a derivative instrument as a hedge of the fair value of a recognized asset or liability (i.e., fair value hedge), or a hedge of the variability in the expected future cash flows associated with either an existing recognized asset or liability or a probable forecasted transaction (i.e., cash flow hedge).
Where hedge accounting is applied at hedge inception, the Company formally documents its risk management objective and strategy for undertaking the hedge, which includes identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged, and how the hedge's effectiveness will be assessed prospectively and retrospectively. Both at the inception of the hedge and on an ongoing basis, the hedging instrument must be highly effective in offsetting changes in fair values or cash flows of the hedged item in order to qualify for hedge accounting.
For fair value hedges, any ineffectiveness is recognized in noninterest expense in the period in which it arises. For cash flow hedges, only ineffectiveness resulting from over-hedging is recorded in earnings as an adjustment to noninterest expense, with other changes in the fair value of the derivative instrument recognized in other comprehensive income. The amount in other comprehensive income is subsequently reclassified to net interest income in the period in which the cash flow from the hedged item is recognized in earnings. If a derivative

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

instrument is no longer determined to be highly effective as a designated hedge, hedge accounting is discontinued and subsequent fair value adjustments of the derivative instrument are recorded in earnings.
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
Transfer Pricing
As a result of the business integration initiative, employees of the Company perform management and support services to BTMU in connection with the operation and administration of BTMU’s businesses in the Americas. In consideration for the services provided, BTMU pays the Company fees under a master services agreement, which reflects market-based pricing for those services. The Company recognizes transfer pricing revenue when delivery (performance) has occurred or services have been rendered. Revenue is recognized based on the gross amount billed to BTMU without netting the associated costs to perform those services. Gross presentation is deemed appropriate in these instances as the Company acts as a principal when providing these services directly to BTMU.
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
The Company records liabilities for legal obligations associated with the future retirement of buildings and leasehold improvements at fair value when incurred. The assets are increased by the related liability and depreciated over the shorter of the estimated useful life of that asset or the lease term.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Stock-Based Compensation
The Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's ultimate parent company, MUFG, to employees. Stock-based compensation is measured at fair value on the grant date and is recognized in the Company's results of operations on a straight-line basis over the vesting period. The amortization of stock-based compensation reflects estimated forfeitures adjusted for actual forfeitures experience.
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
Recently Issued Accounting Pronouncements
Accounting for Investments in Qualified Affordable Housing Projects
In January 2014, the FASB issued ASU 2014-1, Accounting for Investments in Qualified Affordable Housing Projects, which amends guidance on the accounting for investments in qualified affordable housing projects and permits reporting entities to make an accounting policy election to account for investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met.  Under the proportional amortization method, reporting entities amortize the initial cost of the investment in proportion to tax credits and tax benefits received and recognize the amortization as a component of income tax expense. This guidance is effective for interim and annual periods beginning on January 1, 2015 with early adoption permitted. The guidance is required to be applied retrospectively to all periods presented upon adoption. The adoption of this guidance did not significantly impact the Company’s financial position or results of operations.
Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure
In January 2014, the FASB issued ASU 2014-4, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, which provides guidance on when an in-substance repossession or foreclosure of residential real estate has occurred and when a creditor should derecognize the consumer mortgage loan and recognize the residential real estate. The guidance clarifies that an in-substance repossession or foreclosure occurs upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. In addition, the standard requires additional interim and annual disclosures. The guidance is effective for interim and annual periods beginning on January 1, 2015, with early adoption permitted. The adoption of this guidance did not significantly impact the Company’s financial position or results of operations.
Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB issued ASU 2014-8, Presentation of Financial Statements and Property, Plant and Equipment and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which amends the criteria for reporting discontinued operations and requires additional disclosures for discontinued operations which meet the new criteria. The amendments in ASU 2014-8 limit discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have or will have a major effect on an entity’s operations and financial results. The guidance is effective for interim and annual periods beginning on January 1, 2015 with early adoption permitted. The adoption of this guidance did not significantly impact the Company’s financial position or results of operations.

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
Transfers and Servicing - Amendments to Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure
In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. The guidance requires that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. Additionally, the guidance requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. It also requires enhanced disclosures about repurchase agreements and other similar transactions. The guidance is effective on January 1, 2015. Earlier application is prohibited. The adoption of this guidance did not significantly impact the Company’s financial position or results of operations.
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
Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure
In August 2014, the FASB issued ASU 2014-14, Classification of Certain Government-Guaranteed Residential Mortgage Loans upon Foreclosure, which provides guidance on the accounting for the classification of foreclosed loans that are fully-government-guaranteed.  The guidance clarifies that a residential mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the loan has both of the following characteristics: (1) The loan has a government guarantee that is not separable from the loan before foreclosure entitling the creditor to the full unpaid principal balance of the loan, and (2) At the time of foreclosure, the creditor has the intent to make a claim on the guarantee and the ability to recover the full unpaid principal balance of the loan through the guarantee.  The guidance is effective for interim and annual periods

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

beginning on January 1, 2015, with early adoption permitted.  The adoption of this guidance did not significantly impact the Company’s financial position or results of operations.
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
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates the need to determine whether to classify an item as an extraordinary item in the income statement. Under current guidance, a reporting entity is required to separately classify, present and disclose extraordinary events apart from events that are unusual in nature or occur infrequently (but not both). The existing presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be expanded to include items that are both unusual in nature and occur infrequently. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. The guidance may be applied either prospectively or retrospectively. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, which is intended to improve current GAAP by making changes to targeted areas of the consolidation guidance.  This standard simplifies current GAAP as it reduces the number of consolidation models by eliminating specialized consolidation guidance for certain investment funds that are exempt from applying the VIE model.  The standard also changes the determination of whether limited partnerships and similar entities are VIEs or voting interest entities, the evaluation of the fees paid to decision makers and the application of the related-party guidance in determining whether a controlling financial interest exists.  The guidance is effective for periods beginning on January 1, 2016, with early adoption permitted. The standard may be applied using a modified or full retrospective approach.  Management is currently evaluating the impact to the Company’s financial position and results of operations.

Note 2—Business Combinations
Acquisition of PB Capital Corporation
During the second quarter of 2013, the Company acquired PB Capital Corporation's institutional CRE lending division for $3.7 billion in cash. The acquisition expands the Company's CRE presence in the U.S., and provides geographic and asset class diversification. Excluding the effects of purchase accounting adjustments, the Company acquired approximately $3.5 billion in loans. The final fair value of the assets acquired totaled $3.4 billion, resulting in goodwill of $238 million, which was allocated to the Company's Commercial Banking reporting segment.
Other Acquisitions
In November 2013, we completed the acquisition of First Bank Association Bank Services, a unit of First Bank, which provides a full range of banking services to homeowners associations and community management companies. We acquired approximately $570 million in deposits in this transaction.
Note 3—Securities
Securities Available for Sale
At December 31, 2014 and 2013, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$7,649	$2	$91	$7,560
Privately issued	166	3	1	168
Commercial mortgage-backed securities	1,689	15	13	1,691
Collateralized loan obligations	2,527	4	37	2,494
Other	8	1	—	9
Asset Liability Management securities	12,039	25	142	11,922
Other debt securities:
Direct bank purchase bonds	1,719	49	27	1,741
Other	53	—	1	52
Equity securities	8	2	1	9
Total securities available for sale	$13,819	$76	$171	$13,724

Note 3—Securities (Continued)

	December 31, 2013
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. government-sponsored agencies	$73	$—	$—	$73
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,194	2	296	8,900
Privately issued	220	4	2	222
Commercial mortgage-backed securities	1,947	8	85	1,870
Collateralized loan obligations	2,670	25	22	2,673
Other	34	1	—	35
Asset Liability Management securities	14,138	40	405	13,773
Other debt securities:
Direct bank purchase bonds	1,968	35	43	1,960
Other	81	—	5	76
Equity securities	7	1	—	8
Total securities available for sale	$16,194	$76	$453	$15,817
The Company's securities available for sale with a continuous unrealized loss position at December 31, 2014 and 2013 are shown below, identified for periods less than 12 months and 12 months or more.

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$611	$1	$6,258	$90	$6,869	$91
Privately issued	9	—	49	1	58	1
Commercial mortgage-backed securities	143	—	842	13	985	13
Collateralized loan obligations	657	6	1,481	31	2,138	37
Other	—	—	1	—	1	—
Asset Liability Management securities	1,420	7	8,631	135	10,051	142
Other debt securities:
Direct bank purchase bonds	75	3	937	24	1,012	27
Other	—	—	22	1	22	1
Equity securities	1	1	5	—	6	1
Total securities available for sale	$1,496	$11	$9,595	$160	$11,091	$171

Note 3—Securities (Continued)

	December 31, 2013
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$8,508	$293	$147	$3	$8,655	$296
Privately issued	72	2	18	—	90	2
Commercial mortgage-backed securities	1,274	80	58	5	1,332	85
Collateralized loan obligations	1,879	21	10	1	1,889	22
Other	—	—	1	—	1	—
Asset Liability Management securities	11,733	396	234	9	11,967	405
Other debt securities:
Direct bank purchase bonds	537	18	778	25	1,315	43
Other	15	1	34	4	49	5
Equity Securities	5	—	—	—	5	—
Total securities available for sale	$12,290	$415	$1,046	$38	$13,336	$453
At December 31, 2014, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency RMBS consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac, and Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency RMBS resulted from changes in interest rates and not from changes in credit quality. At December 31, 2014, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers' guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
CMBS are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on CMBS resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2014, the Company expects to recover the entire amortized cost basis of these securities.
The CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2014, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated the unrealized loss projections for each security by assessing the

Note 3—Securities (Continued)

underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying obligor or collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2014, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2014
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$—	$13	$458	$7,089	$7,560
Privately issued	—	4	—	164	168
Commercial mortgage-backed securities	—	—	36	1,655	1,691
Collateralized loan obligations	30	80	572	1,812	2,494
Other	—	2	7	—	9
Asset Liability Management securities	30	99	1,073	10,720	11,922
Other debt securities:
Direct bank purchase bonds	72	547	663	459	1,741
Other	5	12	4	31	52
Total debt securities available for sale	$107	$658	$1,740	$11,210	$13,715
The proceeds from sales of securities available for sale and gross realized gains and losses for the years ended December 31, 2014, 2013 and 2012 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Proceeds from sales	$1,376	$8,340	$6,845
Gross realized gains	23	190	113
Gross realized losses	—	3	2

Note 3—Securities (Continued)

Securities Held to Maturity
The securities held to maturity consist of U.S. Treasury securities and U.S. government-sponsored agency securities. Management has asserted the positive intent and ability to hold these securities to maturity. At December 31, 2014 and 2013, the amortized cost, gross unrealized gains and losses recognized in Other Comprehensive Income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$486	$—	$—	$486	$3	$—	$489
U.S. government-sponsored agencies	125	—	—	125	—	—	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	6,002	6	66	5,942	76	5	6,013
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,820	—	82	1,738	53	6	1,785
Total securities held to maturity	$8,433	$6	$148	$8,291	$132	$11	$8,412

	December 31, 2013
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$5,065	$7	$77	$4,995	$8	$69	$4,934
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,606	—	92	1,514	3	12	1,505
Total securities held to maturity	$6,671	$7	$169	$6,509	$11	$81	$6,439
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

Note 3—Securities (Continued)

The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2014 and 2013 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	$399	$—	$1	$2,341	$66	$4	$2,740	$66	$5
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	134	—	—	1,552	82	6	1,686	82	6
Total securities held to maturity	$533	$—	$1	$3,893	$148	$10	$4,426	$148	$11

	December 31, 2013
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$3,873	$76	$68	$54	$1	$1	$3,927	$77	$69
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,016	46	10	489	46	2	$1,505	$92	$12
Total securities held to maturity	$4,889	$122	$78	$543	$47	$3	$5,432	$169	$81

Note 3—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2014
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$486	$489	$—	$—	$—	$—	$486	$489
U.S. government-sponsored agencies	25	25	100	100	—	—	125	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	1	1	—	—	5,941	6,012	5,942	6,013
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	50	793	836	896	899	1,738	1,785
Total securities held to maturity	$561	$565	$893	$936	$6,837	$6,911	$8,291	$8,412
Securities Pledged as Collateral
The Company separately identifies in the consolidated balance sheets, securities pledged as collateral in secured borrowings and other arrangements when the secured party can sell or repledge the securities. If the secured party cannot resell or repledge the securities that have been placed as collateral, those securities are not separately identified.
At December 31, 2014, the Company had $7.5 billion of securities available for sale pledged as collateral where the secured party cannot resell or repledge such securities. The following available for sale securities have been pledged: $0.6 billion to secure borrowings, $0.2 billion to support unrealized losses on derivative contracts and $6.7 billion to secure public and trust department deposits.
At December 31, 2014, the Company accepted securities as collateral for reverse repurchase agreements of $61 million, none of which has been repledged and $69 million in securities that it has given as collateral for repurchase agreements, none of which has been repledged. At December 31, 2013, the Company accepted securities as collateral for secured lending that it is permitted by contract to sell or repledge of $10 million (none of which have been repledged), respectively. These securities were received as collateral for secured lending activities and are not recognized on the Company's balance sheet.

Note 4—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at December 31, 2014 and 2013.

	December 31,
(Dollars in millions)	2014	2013
Loans held for investment:
Commercial and industrial	$27,623	$23,528
Commercial mortgage	14,016	13,092
Construction	1,746	905
Lease financing	800	854
Total commercial portfolio	44,185	38,379
Residential mortgage	28,977	25,547
Home equity and other consumer loans	3,117	3,280
Total consumer portfolio	32,094	28,827
Total loans held for investment, before purchased credit-impaired loans	76,279	67,206
Purchased credit-impaired loans(1)	525	1,106
Total loans held for investment(2)	76,804	68,312
Allowance for loan losses	(537)	(568)
Loans held for investment, net	$76,267	$67,744

(1)
Includes $126 million and $251 million as of December 31, 2014 and December 31, 2013, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements. Of these FDIC covered loans, $9 million and $15 million as of December 31, 2014 and December 31, 2013, respectively, were not accounted for under accounting guidance for loans acquired with deteriorated credit quality.

(2)	Includes $151 million and $88 million at December 31, 2014 and December 31, 2013, respectively, for net unamortized discounts and premiums and deferred fees and costs.
Allowance for Loan Losses
The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	52	(13)	—	(57)	(18)
(Reversal of) provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	2	—	2
Other	(3)	—	—	—	(3)
Loans charged-off	(38)	(11)	(1)	—	(50)
Recoveries of loans previously charged-off	33	4	1	—	38
Allowance for loan losses, end of period	$465	$49	$3	$20	$537

Note 4—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	18	(29)	—	(33)	(44)
(Reversal of) provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	(1)	—	(1)
Decrease in allowance covered by FDIC indemnification	—	—	(8)	—	(8)
Loans charged-off	(44)	(30)	(3)	—	(77)
Recoveries of loans previously charged-off	29	4	12	—	45
Allowance for loan losses, end of period	$421	$69	$1	$77	$568

	For the Year Ended December 31, 2012
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$474	$138	$17	$135	$764
(Reversal of) provision for loan losses	(25)	78	—	(25)	28
(Reversal of) provision for purchased credit-impaired loan losses not subject to FDIC indemnification	—	—	(3)	—	(3)
Decrease in allowance covered by FDIC indemnification	—	—	(5)	—	(5)
Loans charged-off	(88)	(95)	(13)	—	(196)
Recoveries of loans previously charged-off	57	3	5	—	65
Allowance for loan losses, end of period	$418	$124	$1	$110	$653

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2014 and 2013.

	December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$18	$16	$—	$—	$34
Collectively evaluated for impairment	447	33	—	20	500
Purchased credit-impaired loans	—	—	3	—	3
Total allowance for loan losses	$465	$49	$3	$20	$537
Loans held for investment:
Individually evaluated for impairment	$164	$338	$1	$—	$503
Collectively evaluated for impairment	44,021	31,756	—	—	75,777
Purchased credit-impaired loans	—	—	524	—	524
Total loans held for investment	$44,185	$32,094	$525	$—	$76,804

	December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$19	$20	$—	$—	$39
Collectively evaluated for impairment	402	49	—	77	528
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$421	$69	$1	$77	$568
Loans held for investment:
Collectively evaluated for impairment	$266	$339	$3	$—	$608
Collectively evaluated for impairment	38,113	28,488	—	—	66,601
Purchased credit-impaired loans	—	—	1,103	—	1,103
Total loans held for investment	$38,379	$28,827	$1,106	$—	$68,312

Note 4—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2014 and 2013.

	December 31,
(Dollars in millions)	2014	2013
Commercial and industrial	$55	$44
Commercial mortgage	40	51
Total commercial portfolio	95	95
Residential mortgage	231	286
Home equity and other consumer loans	40	46
Total consumer portfolio	271	332
Total nonaccrual loans, before purchased credit-impaired loans	366	427
Purchased credit-impaired loans	9	15
Total nonaccrual loans	$375	$442
Troubled debt restructured loans that continue to accrue interest	$283	$367
Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$184	$225

The following tables show an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of December 31, 2014 and 2013.

	December 31, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$28,392	$19	$12	$31	$28,423
Commercial mortgage	13,991	21	4	25	14,016
Construction	1,744	2	—	2	1,746
Total commercial portfolio	44,127	42	16	58	44,185
Residential mortgage	28,802	112	63	175	28,977
Home equity and other consumer loans	3,084	20	13	33	3,117
Total consumer portfolio	31,886	132	76	208	32,094
Total loans held for investment, excluding purchased credit-impaired loans	$76,013	$174	$92	$266	$76,279

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,310	$66	$6	$72	$24,382
Commercial mortgage	13,004	68	20	88	13,092
Construction	891	14	—	14	905
Total commercial portfolio	38,205	148	26	174	38,379
Residential mortgage	25,342	114	91	205	25,547
Home equity and other consumer loans	3,238	23	19	42	3,280
Total consumer portfolio	28,580	137	110	247	28,827
Total loans held for investment, excluding purchased credit-impaired loans	$66,785	$285	$136	$421	$67,206
Loans 90 days or more past due and still accruing totaled $3 million and $5 million at December 31, 2014 and 2013, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $47 million and $124 million at December 31, 2014 and 2013.
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
The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $98 million and $213 million covered by FDIC loss share agreements, at December 31, 2014 and 2013, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	December 31, 2014
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,471	$452	$360	$28,283
Construction	1,729	18	—	1,747
Commercial mortgage	13,522	128	183	13,833
Total commercial portfolio	42,722	598	543	43,863
Purchased credit-impaired loans	37	38	128	203
Total	$42,759	$636	$671	$44,066

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,346	$576	$313	$24,235
Construction	879	14	—	893
Commercial mortgage	12,562	142	228	12,932
Total commercial portfolio	36,787	732	541	38,060
Purchased credit-impaired loans	48	204	362	614
Total	$36,835	$936	$903	$38,674
The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $28 million and $38 million of loans covered by FDIC loss share agreements, at December 31, 2014 and 2013, respectively.

	December 31, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,746	$231	$28,977
Home equity and other consumer loans	3,077	40	3,117
Total consumer portfolio	31,823	271	32,094
Purchased credit-impaired loans	196	—	196
Total	$32,019	$271	$32,290

	December 31, 2013
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$25,261	$286	$25,547
Home equity and other consumer loans	3,234	46	3,280
Total consumer portfolio	28,495	332	28,827
Purchased credit-impaired loans	242	—	242
Total	$28,737	$332	$29,069
The Company also monitors the credit quality for substantially all of its consumer portfolio segment using credit scores provided by FICO and refreshed LTV ratios. FICO credit scores are refreshed at least quarterly to monitor the quality of the portfolio. Refreshed LTV measures the principal balance of the loan as a percentage of the estimated current value of the property securing the loan. Home equity loans are evaluated using combined LTV, which measures the principal balance of the combined loans that have liens against the property (including unused credit lines for home equity products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent home pricing index data available for the property location.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at December 31, 2014 and 2013. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs. During the fourth quarter 2014, the Company changed the presentation of its LTV ratios to better align with management's methodology used to analyze credit quality. Prior period amounts have been adjusted to conform to the current year presentation.

	December 31, 2014
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,505	$5,717	$493	$28,715
Home equity and other consumer loans	2,209	754	83	3,046
Total consumer portfolio	24,714	6,471	576	31,761
Purchased credit-impaired loans	73	111	13	197
Total	$24,787	$6,582	$589	$31,958
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2013
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$19,614	$5,301	$459	$25,374
Home equity and other consumer loans	2,283	839	81	3,203
Total consumer portfolio	21,897	6,140	540	28,577
Purchased credit-impaired loans	94	135	15	244
Total	$21,991	$6,275	$555	$28,821
Percentage of total	76%	22%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2014
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,162	$1,430	$92	$31	$28,715
Home equity loans	2,364	270	118	50	2,802
Total consumer portfolio	29,526	1,700	210	81	31,517
Purchased credit-impaired loans	131	45	18	1	195
Total	$29,657	$1,745	$228	$82	$31,712
Percentage of total	94%	5%	1%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2013
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$23,613	$1,477	$231	$53	$25,374
Home equity loans	2,492	356	203	52	3,103
Total consumer portfolio	26,105	1,833	434	105	28,477
Purchased credit-impaired loans	152	57	31	—	240
Total	$26,257	$1,890	$465	$105	$28,717
Percentage of total	91%	7%	2%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.
Troubled Debt Restructurings
The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2014 and 2013. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $33 million and $43 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2014 and 2013, respectively.

	December 31,
(Dollars in millions)	2014	2013
Commercial and industrial	$100	$212
Commercial mortgage	28	38
Total commercial portfolio	128	250
Residential mortgage	308	315
Home equity and other consumer loans	30	24
Total consumer portfolio	338	339
Total restructured loans, excluding purchased credit-impaired loans(1)	$466	$589

(1)	Amounts exclude $1 million and $3 million of TDRs covered by FDIC loss share agreements at December 31, 2014 and 2013, respectively.
In 2014, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were charge-offs of $2 million related to TDR modifications in the year ended December 31, 2014 and none for the year ended December 31, 2013. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the years ended December 31, 2014 and 2013.

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$111	$111	$161	$158
Commercial mortgage	23	23	70	69
Total commercial portfolio	134	134	231	227
Residential mortgage	28	27	104	103
Home equity and other consumer loans	11	11	9	8
Total consumer portfolio	39	38	113	111
Total	$173	$172	$344	$338

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.
Amounts above exclude TDRs covered by FDIC loss share agreements with pre-modification and post-modification balances of $4 million and $4 million, respectively, for the year ended December 31, 2014. There were no restructurings related to loans covered by FDIC loss share agreements for the year ended December 31, 2013.
The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2014 and 2013, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

	December 31,
(Dollars in millions)	2014	2013
Commercial and industrial	$10	$10
Commercial mortgage	8	2
Total commercial portfolio	18	12
Residential mortgage	8	16
Home equity and other consumer loans	1	2
Total consumer portfolio	9	18
Total	$27	$30
For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate.
Loan Impairment
Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, commercial mortgage loan portfolios and loans modified in a TDR. The Company records an impairment allowance when the value of an impaired loan is less than the recorded investment in the loan.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables show information about impaired loans by class as of December 31, 2014 and 2013.

	December 31, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$89	$35	$124	$14	$120	$39
Commercial mortgage	37	3	40	4	39	3
Total commercial portfolio	126	38	164	18	159	42
Residential mortgage	198	110	308	16	211	127
Home equity and other consumer loans	6	24	30	—	7	37
Total consumer portfolio	204	134	338	16	218	164
Total, excluding purchased credit-impaired loans	330	172	502	34	377	206
Purchased credit-impaired loans	—	1	1	—	—	2
Total	$330	$173	$503	$34	$377	$208

	December 31, 2013
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$117	$104	$221	$16	$121	$114
Commercial mortgage	33	12	45	3	36	15
Total commercial portfolio	150	116	266	19	157	129
Residential mortgage	220	95	315	20	236	108
Home equity and other consumer loans	4	20	24	—	4	34
Total consumer portfolio	224	115	339	20	240	142
Total, excluding purchased credit-impaired loans	374	231	605	39	397	271
Purchased credit-impaired loans	2	1	3	—	2	6
Total	$376	$232	$608	$39	$399	$277

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2014, 2013 and 2012 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	Years Ended December 31,
	2014		2013		2012
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$188	$5	$243	$14	$201	$12
Commercial mortgage	36	2	53	9	107	1
Construction	—	—	8	3	44	2
Total commercial portfolio	224	7	304	26	352	15
Residential mortgage	310	10	293	10	221	8
Home equity and other consumer loans	27	2	22	1	7	1
Total consumer portfolio	337	12	315	11	228	9
Total, excluding purchased credit-impaired loans	561	19	619	37	580	24
Purchased credit-impaired loans	2	—	4	—	8	1
Total	$563	$19	$623	$37	$588	$25
During 2014, the Company transferred a net $203 million of commercial loans from held for investment to held for sale, and sold $196 million of commercial loans. No consumer loans were sold or transferred from held for investment to held for sale.
During 2013, the Company transferred a net $246 million of commercial loans from held for investment to held for sale, and sold $254 million of commercial loans. No consumer loans were sold or transferred from held for investment to held for sale.
Loans Acquired in Business Combinations
The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company's purchased credit-impaired loans at December 31, 2014 and 2013.

(Dollars in millions)	December 31, 2014	December 31, 2013
Total outstanding balance	$889	$1,733
Carrying amount	516	1,091

Note 4—Loans and Allowance for Loan Losses (Continued)

The accretable yield for purchased credit-impaired loans for the years ended December 31, 2014, 2013, and 2012 was as follows:

	For the Year Ended December 31,
(Dollars in millions)	2014	2013	2012
Accretable yield, beginning of period	$378	$590	$424
Additions	—	31	171
Accretion	(268)	(336)	(297)
Reclassifications from nonaccretable difference during the period	178	93	292
Accretable yield, end of period	$288	$378	$590
Loan Concentrations
The Company's most significant concentration of credit risk within its loan portfolio includes residential mortgage loans, loans made to the real estate industry sector, financial and insurance industry, power and utilities industry, oil and gas industry, and manufacturing industry. At December 31, 2014, the Company had $29 billion in residential mortgage loans, primarily in California. The Company had $16 billion in loans made to the real estate industry and an additional $6 billion in unfunded commitments. At December 31, 2014, the Company had $5 billion in loans made to the financial and insurance industry and an additional $5 billion in unfunded commitments. At December 31, 2014, the Company had $5 billion in loans made to the power and utilities industry and an additional $9 billion in unfunded commitments. At December 31, 2014, the Company had $4 billion in loans made to the oil and gas industry and an additional $4 billion in unfunded commitments. At December 31, 2014, the Company had $4 billion in loans made to the manufacturing industry and an additional $3 billion in unfunded commitments.
Note 5—Premises and Equipment and Other Assets
Premises and Equipment
Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2014 and 2013, the amounts were as follows:

	December 31,
	2014			2013
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$148	$—	$148	$154	$—	$154
Premises	601	(334)	267	621	(328)	293
Leasehold improvements	301	(230)	71	298	(218)	80
Furniture, fixtures and equipment	682	(547)	135	670	(509)	161
Total	$1,732	$(1,111)	$621	$1,743	$(1,055)	$688
Rental, depreciation and amortization expenses were as follows:

	For the Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Rental expense of premises	$113	$111	$85
Less: rental income	10	9	8
Net rental expense	$103	$102	$77
Depreciation and amortization of premises and equipment	$103	$110	$102

Future minimum lease payments at December 31, 2014 were as follows:

(Dollars in millions)	2014
Years ending December 31,:
2015	$130
2016	131
2017	118
2018	103
2019	85
Thereafter	501
Total minimum lease payments	$1,068
Minimum rental income due in the future under subleases	$105
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
At December 31, 2014 and 2013, the Company had a liability of $6 million for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated in cases where management has sufficient information to estimate the obligation's fair value.
Other Assets
The following table shows the balances of other assets as of December 31, 2014 and 2013.

(Dollars in millions)	December 31, 2014	December 31, 2013
Other investments	$2,711	$2,211
Prepaid expenses	145	509
Intangible assets	240	290
OREO	36	57
Other	1,553	1,787
Total other assets	$4,685	$4,854

Note 6—Goodwill and Other Intangible Assets
As a result of the acquisition of PB Capital Corporation, the Company recorded goodwill and intangibles assets totaling $238 million and less than $1 million, respectively. As a result of the acquisition of First Bank Association Bank Services, the Company recorded goodwill of $30 million. See Note 2 to these consolidated financial statements for information on the Company's business combinations.
Goodwill
The changes in the carrying amount of goodwill during 2014 and 2013 are shown in the table below.

(Dollars in millions)	2014	2013
Goodwill, beginning of year	$3,228	$2,942
Net change from business combinations	(3)	286
Goodwill, end of year	$3,225	$3,228
For impairment testing, goodwill was assigned to the following operating segments at December 31, 2014 and 2013:

(Dollars in millions)	2014	2013
Retail Banking & Wealth Markets	$1,524	$1,527
Commercial Banking	1,034	1,034
U.S. Corporate Banking	149	149
Transaction Banking	251	251
Investment Banking & Markets	253	253
Asian Corporate Banking	14	14
Goodwill, end of year	$3,225	$3,228
The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test was performed as of October 1, 2014, and no impairment was recognized.
Intangible Assets
The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2014 and 2013.

	December 31, 2014			December 31, 2013
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$565	$(468)	$97	$667	$(530)	$137
Trade names	114	(21)	93	114	(16)	98
Customer relationships	60	(25)	35	63	(22)	41
Other	29	(14)	15	25	(11)	14
Total intangible assets with a definite useful life	$768	$(528)	$240	$869	$(579)	$290
Total amortization expense for 2014, 2013 and 2012 was $53 million, $65 million and $81 million, respectively.

Note 6—Goodwill and Other Intangible Assets (Continued)

Estimated future amortization expense at December 31, 2014 is as follows:

(Dollars in millions)	Core Deposit Intangibles (CDI)	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31, :
2015	$30	$3	$5	$4	$42
2016	18	3	5	3	29
2017	14	3	4	2	23
2018	7	3	4	1	15
2019	6	3	3	1	13
Thereafter	22	78	14	4	118
Total estimated amortization expense	$97	$93	$35	$15	$240
Note 7—Variable Interest Entities
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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at December 31, 2014 and 2013.

	December 31, 2014
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$230	$239	$—	$—
Leasing investments	10	653	147	810	80	80
Total consolidated VIEs	$19	$653	$377	$1,049	$80	$80

	December 31, 2013
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Long-Term Debt	Total Liabilities
LIHC investments	$9	$—	$262	$271	$4	$4
Leasing investments	1	750	8	759	—	—
Total consolidated VIEs	$10	$750	$270	$1,030	$4	$4

Note 7—Variable Interest Entities (Continued)

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
Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheets at December 31, 2014 and 2013. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	December 31, 2014
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$25	$163	$1,117	$1,305	$433	$433	$1,305
Leasing investments	—	21	886	907	55	55	923
Other investments	—	29	20	49	—	—	51
Total unconsolidated VIEs	$25	$213	$2,023	$2,261	$488	$488	$2,279

	December 31, 2013
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$122	$158	$1,000	$1,280	$445	$445	$1,280
Leasing investments	—	—	700	700	—	—	700
Other investments	—	15	12	27	—	—	27
Total unconsolidated VIEs	$122	$173	$1,712	$2,007	$445	$445	$2,007

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

Note 7—Variable Interest Entities (Continued)

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

Note 8—Deposits
At December 31, 2014, the Company had $3.7 billion in interest bearing time deposits with a remaining term of greater than one year, of which $1.0 billion related to deposits of $100,000 and over. Maturity information for all interest bearing time deposits with a remaining term of greater than one year is summarized below.

(Dollars in millions)	December 31, 2014
Due after one year through two years	$1,570
Due after two years through three years	1,134
Due after three years through four years	812
Due after four years through five years	167
Due after five years	20
Total	$3,703

Note 9—Commercial Paper and Other Short-Term Borrowings
The following is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2014	December 31, 2013
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.12% and 0.07% at December 31, 2014 and December 31, 2013	$111	$39
Commercial paper, with weighted average interest rates of 0.16% and 0.19% at December 31, 2014 and December 31, 2013, respectively	2,593	2,524
Total commercial paper and other short-term borrowings	$2,704	$2,563
Federal funds purchased and securities sold under repurchase agreements:
Maximum outstanding at any month end	$329	$359
Average balance during the year	170	263
Weighted average interest rate during the year	0.14%	0.12%
Commercial paper:
Maximum outstanding at any month end	$3,322	$3,655
Average balance during the year	2,542	2,393
Weighted average interest rate during the year	0.16%	0.18%
Other borrowed funds:
Term federal funds purchased:
Maximum outstanding at any month end	$252	$269
Average balance during the year	43	50
Weighted average interest rate during the year	0.14%	0.15%
All other borrowed funds:
Maximum outstanding at any month end	$—	$—
Average balance during the year	54	45
Weighted average interest rate during the year	2.06%	1.71%
In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2017. For additional information regarding the Company's revolving credit facility with BTMU, see Note 21 to our Consolidated Financial Statements included in this Form 10-K.
At December 31, 2014, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of two days. The commercial paper outstanding had a weighted average remaining maturity of 47 days.

Note 10—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	December 31, 2014	December 31, 2013
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$398	$397
Subordinated debt to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.63% at December 31, 2014 and 1.63% at December 31, 2013	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes with maturities ranging from March 2033 to September 2036. These notes bear a combined weighted-average rate of 2.35% at December 31, 2014 and 2.60% at December 31, 2013	52	66
Total debt issued by MUAH	750	763
Debt issued by MUB and other subsidiaries
Senior debt:
Fixed FHLB advances with maturities ranging from February 2015 to February 2016. These notes bear a combined weighted-average rate of 2.56% at December 31, 2014 and 2.55% at December 31, 2013	800	800
Floating rate notes due June 2014. These notes, which bear interest at 0.95% above 3-month LIBOR, had a rate of 1.19% at December 31, 2013	—	300
Fixed rate 3.00% notes due June 2016	700	699
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.00% at December 31, 2014 and 1.00% at December 31, 2013	500	500
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Fixed rate 2.250% notes due May 2019	499	—
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 0.63% at December 31, 2014	250	—
Note payable:
Fixed rate 6.03% notes due July 2014 (related to consolidated VIE)	—	4
Subordinated debt:
Fixed rate 5.95% notes due May 2016	711	718
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.45% at December 31, 2014 and 1.45% at December 31, 2013	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.92% at December 31, 2014 and 4.88% at December 31, 2013 (1)	14	15
Total debt issued by MUB and other subsidiaries	6,222	5,784
Total long-term debt	$6,972	$6,547

(1)	Long-term debt assumed through acquisitions

Note 10—Long-Term Debt (Continued)

Senior Debt
The Floating Rate Notes due May 2017 (May 2017 Notes) and the Fixed Rate 2.250% Notes due May 2019 (May 2019 Notes) were issued to purchasers at a price of 100% and 99.774% of their principal amount, respectively.  The Bank may redeem any of the May 2017 Notes, in whole or in part, on May 5, 2016 at a redemption price equal to 100% of the principal amount being redeemed plus accrued interest. The Bank may redeem any of the May 2019 Notes, in whole or in part, on or after April 6, 2019 at a redemption price equal to 100% of the principal amount being redeemed plus accrued interest. None of the Senior Notes are subject to repayment at the option of the holders prior to maturity. Interest payments are due quarterly for the May 2017 Notes and semi-annually for May 2019 Notes.
The Floating Rate Notes (Floating Rate Notes) due September 2016, the Fixed Rate 1.50% Notes due September 2016 and the Fixed Rate 2.625% Notes (Fixed Rate Notes) due September 2018 were issued to purchasers at a price of 100%, 99.746% and 99.977% of their principal amount, respectively. The Floating Rate Notes are not redeemable at the option of the Bank prior to maturity. The Bank may redeem either of the Fixed Rate Notes, in whole or in part, on and after August 26, 2016 at a redemption price equal to 100% of the principal amount being redeemed plus interest accrued to, but excluding, the date of redemption upon not less than 30 nor more than 60 days' notice provided by the Bank to holders. None of the Senior Notes are subject to repayment at the option of the holders prior to maturity. Interest payments are due on March 26, June 26, September 26 and December 26 of each year for the Floating Rate Notes and on March 26 and September 26 of each year for the Fixed Rate Notes.
The net proceeds from the sale of the Senior Notes were used by the Bank for general corporate purposes in the ordinary course of its banking business and were issued as part of the Bank’s $8 billion bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. After issuing the Senior Notes, there is $1.9 billion available for issuance under the program.
FHLB Senior Debt
The Bank borrows periodically from the FHLB on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. At December 31, 2014, the $800 million in FHLB advances had a weighted average remaining maturity of approximately 22 months. As of December 31, 2014 and 2013, the Bank had pledged loans and securities of $54.7 billion and$50.8 billion, respectively, as collateral for short- and medium-term advances from the Federal Reserve Bank and FHLB.
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
Subordinated Debt due to BTMU
On June 28, 2013, the Bank borrowed $750 million from BTMU under a subordinated debt agreement. The subordinated debt bears interest at a rate of three-month LIBOR plus 1.2%, payable quarterly, and will mature on June 28, 2023. The terms and conditions of the agreement are equivalent to those which would apply in a similar transaction with a non-related party. The Bank may prepay the subordinated debt prior to the stated maturity in whole or in part on or after June 28, 2018, but only if the Bank obtains prior written approval of the OCC. The subordinated debt due to BTMU is a junior obligation to the Bank's existing and future outstanding senior indebtedness, and qualifies as Tier 2 capital under the federal banking agency risk-based capital guidelines.
On December 27, 2013, the Company borrowed $300 million from BTMU under a subordinated debt agreement. The subordinated debt bears interest equal to a per annum rate of three-month LIBOR plus 1.38%, payable quarterly, and matures on December 27, 2023. The terms and conditions of the agreement are equivalent to those which would apply in a similar transaction with a non-related party. The Company may prepay the subordinated debt prior to the stated maturity date in whole or in part on or after December 27, 2018 but only if

Note 10—Long-Term Debt (Continued)

the Company obtains the prior written approval of the Federal Reserve. The subordinated debt due to BTMU is a junior obligation to the Company's existing and future outstanding senior indebtedness, and qualifies as Tier 2 capital under the federal banking agency risk-based capital guidelines.
Senior Debt Issued Subsequent to December 31, 2014
On February 10, 2015, MUAH issued $250 million in aggregate principal amount of Floating Rate Senior Notes due 2018, $450 million in aggregate principal amount of 1.625% Fixed Rate Senior Notes due 2018, $1 billion in aggregate principal amount of 2.25% Fixed Rate Senior Notes due 2020, and $500 million in aggregate principal amount of 3.00% Fixed Rate Senior Notes due 2025. The net proceeds will be used by the Company for general corporate purposes, including working capital, acquisitions and other business opportunities.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company's estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value.
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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Valuation Processes. The Company has established a valuation committee to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The valuation committee's responsibilities include reviewing fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes, and other valuation processes. The valuation committee reports to the Company's Risk & Capital Committee and meets at least quarterly.
Independent Price Verification is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its independent price verification procedures, the Company compares pricing sources, tests data variance within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the valuation committee.
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
Securities Available for Sale:    Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. These highly liquid securities are classified as Level 1 and include exchange traded equities. If such quoted market prices are not available, management utilizes third-party pricing services and broker quotations from dealers in the specific instruments. These securities are classified as Level 2 and include U.S treasuries, U.S. government-sponsored agencies, RMBS and CMBS, CLOs, and certain other debt securities. If no market prices or broker quotes are available, internal pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury yield curves, benchmark yields, consensus prepayment estimates and credit spreads. When pricing model valuations use significant unobservable inputs, the securities are classified as Level 3. These other debt securities primarily include direct bank purchase bonds. The valuation of these securities is based upon a return on equity method, which incorporates a market-required return on capital, probability of default and loss severity.
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
Other Liabilities:    The fair value of the Company's FDIC clawback liability is determined using a discounted cash flow model with significant unobservable inputs, which include probability of default and loss severity. The FDIC clawback liability is classified as Level 3. Other liabilities also includes interest rate hedging contracts and other risk management derivatives; see discussion above on derivatives.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Private Equity Investments:    Private equity investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. When required, the fair value of the investments was estimated using the net asset value or based on the investee's business model, current and projected financial performance, capital needs and our exit strategy. Private equity investments are generally classified as Level 3.
Other Real Estate Owned:    OREO represents collateral acquired through foreclosure and is initially recorded at fair value as established by a current appraisal, adjusted for disposition costs. Subsequently, OREO is measured at lower of cost or fair value. OREO values are reviewed on an ongoing basis and any subsequent decline in fair value is recorded as a foreclosed asset expense in the current period. The value of OREO is determined based on independent appraisals and is generally classified as Level 3.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

            Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, by major category and by valuation hierarchy level.

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$69	$—	$—	$69
U.S. government-sponsored agencies	—	125	—	—	125
State and municipal securities	—	10	—	—	10
Interest rate derivative contracts	—	928	5	(172)	761
Commodity derivative contracts	—	417	5	(392)	30
Foreign exchange derivative contracts	1	104	1	(63)	43
Equity derivative contracts	—	—	300	(224)	76
Total trading account assets	1	1,653	311	(851)	1,114
Securities available for sale:
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	7,560	—	—	7,560
Privately issued	—	168	—	—	168
Privately issued - commercial mortgage-backed securities	—	1,691	—	—	1,691
Collateralized loan obligations	—	2,494	—	—	2,494
Other	—	9	—	—	9
Other debt securities:
Direct bank purchase bonds	—	—	1,741	—	1,741
Other	—	3	49	—	52
Equity securities	9	—	—	—	9
Total securities available for sale	9	11,925	1,790	—	13,724
Other assets:
Interest rate hedging contracts	—	36	—	(36)	—
Other derivative contracts	—	—	2	—	2
Total other assets	—	36	2	(36)	2
Total assets	$10	$13,614	$2,103	$(887)	$14,840
Percentage of Total	—%	92%	14%	(6)%	100%
Percentage of Total Company Assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$829	$—	$(667)	$163
Commodity derivative contracts	—	403	5	(93)	315
Foreign exchange derivative contracts	1	78	1	(24)	56
Equity derivative contracts	—	—	299	—	299
Securities sold, not yet purchased	—	61	—	—	61
Total trading account liabilities	2	1,371	305	(784)	894
Other liabilities:
FDIC clawback liability	—	—	105	—	105
Interest rate hedging contracts	—	4	—	(3)	1
Other derivative contracts	—	1	2	—	3
Total other liabilities	—	5	107	(3)	109
Total liabilities	$2	$1,376	$412	$(787)	$1,003
Percentage of Total	—%	137%	41%	(78)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$8	$—	$—	$8
U.S. government-sponsored agencies	—	116	—	—	116
State and municipal securities	—	5	—	—	5
Other loans	—	140	—	—	140
Interest rate derivative contracts	1	705	7	(212)	501
Commodity derivative contracts	—	67	9	(66)	10
Foreign exchange derivative contracts	1	30	2	(18)	15
Equity derivative contracts	—	—	253	(197)	56
Total trading account assets	2	1,071	271	(493)	851
Securities available for sale:
U.S. government-sponsored agencies	—	73	—	—	73
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	8,900	—	—	8,900
Privately issued	—	222	—	—	222
Privately issued - commercial mortgage-backed securities	—	1,870	—	—	1,870
Collateralized loan obligations	—	2,673	—	—	2,673
Other	—	35	—	—	35
Other debt securities:
Direct bank purchase bonds	—	—	1,960	—	1,960
Other	—	18	58	—	76
Equity securities	8	—	—	—	8
Total securities available for sale	8	13,791	2,018	—	15,817
Other assets:
Interest rate hedging contracts	—	8	—	—	8
Other derivative contracts	—	1	1	—	2
Total other assets	—	9	1	—	10
Total assets	$10	$14,871	$2,290	$(493)	$16,678
Percentage of Total	—%	89%	14%	(3)%	100%
Percentage of Total Company Assets	—%	14%	2%	—%	16%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$606	$—	$(379)	$230
Commodity derivative contracts	—	53	8	(33)	28
Foreign exchange derivative contracts	1	26	2	(11)	18
Equity derivative contracts	—	—	254	—	254
Securities sold, not yet purchased	—	10	—	—	10
Total trading account liabilities	4	695	264	(423)	540
Other liabilities:
FDIC clawback liability	—	—	96	—	96
Interest rate hedging contracts	—	13	—	—	13
Other derivative contracts	—	1	3	—	4
Total other liabilities	—	14	99	—	113
Total liabilities	$4	$709	$363	$(423)	$653
Percentage of Total	1%	109%	55%	(65)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	—%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013. Level 3 available for sale securities at December 31, 2014 primarily consist of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Year Ended
	December 31, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$271	$2,018	$1	$(264)	$(99)
Total gains (losses) (realized/unrealized):
Included in income before taxes	61	—	1	(61)	(8)
Included in other comprehensive income	—	29	—	—	—
Purchases/additions	4	197	—	—	—
Sales	—	—	—	(5)	—
Settlements	(25)	(454)	—	25	—
Asset (liability) balance, end of period	$311	$1,790	$2	$(305)	$(107)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$61	$—	$1	$(61)	$(8)

	For the Year Ended
	December 31, 2013
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$136	$1,499	$—	$(136)	$(95)
Total gains (losses) (realized/unrealized):
Included in income before taxes	119	—	—	(120)	(4)
Included in other comprehensive income	—	28	—	—	—
Purchases/additions	24	700	1	—	—
Sales	—	(14)	—	(16)	—
Settlements	(8)	(195)	—	8	—
Asset (liability) balance, end of period	$271	$2,018	$1	$(264)	$(99)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$119	$—	$—	$(120)	$(4)

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2014.

	December 31, 2014
(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,741	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0%	0.5%
			Loss severity	10.0 - 60.0%	31.1%
Other liabilities:
FDIC clawback liability	$105	Discounted cash flow	Probability of default	0.1 - 100.0%	58.4%
			Loss severity	0.0 - 100.0%	39.1%
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
Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2014 and 2013 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2014				Loss for the Year Ended December 31, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$109	$—	$—	$109	$(37)
Other assets:
OREO	15	—	—	15	(6)
Total	$124	$—	$—	$124	$(43)

	December 31, 2013				Loss for the Year Ended December 31, 2013
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$59	$—	$—	$59	$(47)
Other assets:
OREO	21	—	—	21	(11)
Private equity investments	—	—	—	—	(5)
Total	$80	$—	$—	$80	$(63)

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Securities Held to Maturity:    The fair value of U.S. government agency and government-sponsored agencies RMBS, CMBS and CLOs classified as held to maturity are based on unadjusted third party pricing service prices.
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
Interest Bearing Deposits:    The fair values of savings accounts and certain money market accounts were based on the amounts payable on demand at the reporting date. The fair value of fixed maturity CDs was estimated using a discounted cash flow calculation that applies current interest rates being offered on certificates with similar maturities.
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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

records a reserve. A reasonable estimate of the fair value of these instruments is the carrying amount of deferred fees plus the related reserve.
The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of December 31, 2014 and 2013.

	December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,751	$5,751	$5,751	$—	$—
Securities held to maturity	8,291	8,412	—	8,412	—
Loans held for investment (1)	75,475	77,324	—	—	77,324
FDIC indemnification asset	52	5	—	—	5
Other assets	7	6	—	—	6
Liabilities
Deposits	$86,004	$86,076	$—	$86,076	$—
Commercial paper and other short-term borrowings	2,704	2,704	—	2,704	—
Long-term debt	6,972	7,073	—	7,073	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$269	$269	$—	$—	$269

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2013
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,203	$6,203	$6,203	$—	$—
Securities held to maturity	6,509	6,439	—	6,439	—
Loans held for investment, net of allowance for loan losses(1)	66,898	68,132	—	—	68,132
FDIC indemnification asset	141	95	—	—	95
Other assets	3	3	—	—	3
Liabilities
Deposits	$80,101	$80,228	$—	$80,228	$—
Commercial paper and other short-term borrowings	2,563	2,563	—	2,563	—
Long-term debt	6,547	6,709	—	6,709	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$273	$273	$—	$—	$273

(1)	Excludes lease financing, net of related allowance.

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging
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
Counterparty credit risk is inherent in derivative instruments. In order to reduce its exposure to counterparty credit risk, the Company utilizes credit approvals, limits, monitoring procedures and master netting and credit support annex agreements. Additionally, the Company considers counterparty credit quality and the creditworthiness of the Company in estimating the fair value of derivative instruments.
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated and qualifying as hedging instruments as of December 31, 2014 and December 31, 2013, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2014			December 31, 2013
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Cash flow hedges
Interest rate contracts	$9,750	$34	$4	$4,300	$8	$13
Fair value hedges
Interest rate contracts	500	2	—	—	—	—
Not designated and qualifying as hedging instruments:
Trading
Interest rate contracts	46,944	933	830	44,427	713	609
Commodity contracts	4,741	422	408	5,714	76	61
Foreign exchange contracts	5,661	106	80	5,645	33	29
Equity contracts	3,797	300	299	4,027	253	254
Other contracts	—	—	—	140	—	—
Total Trading	61,143	1,761	1,617	59,953	1,075	953
Other risk management	286	2	3	185	2	4
Total derivative instruments	$71,679	$1,799	$1,624	$64,438	$1,085	$970

We recognized net losses of $1 million and net losses of $6 million on other risk management derivatives for the years ended December 31, 2014 and 2013, respectively, which are included in other noninterest income.

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Derivatives Designated and Qualifying as Hedging Instruments
The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, CDs, borrowings, and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges.
Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $9.75 billion at December 31, 2014 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At December 31, 2014, the weighted average remaining life of the current cash flow hedges was approximately 3.37 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At December 31, 2014, the Company expects to reclassify approximately $103 million of income from AOCI to net interest income during the year ending December 31, 2015. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations or the addition of other hedges subsequent to December 31, 2014.
The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the years ended December 31, 2014 and 2013:

	Amount of Gain (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
(Dollars in millions)	2014	2013	Location	2014	2013	Location	2014	2013
Derivatives in cash flow hedging relationships
			Interest income	$115	$44
Interest rate contracts	$126	$29	Interest expense	2	(1)	Noninterest expense (1)	$2	$—
Total	$126	$29		$117	$43		$2	$—

(1)	Amount recognized was less than $1 million in 2013.

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

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the year ended December 31, 2014:

	For the Year Ended December 31, 2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$2	$(1)	$1
Total	$2	$(1)	$1
There were no fair value hedges during 2013.
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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the twelve months ended December 31, 2014 and 2013:

	Gain (Loss) Recognized in Income on Derivative Instruments
	For the Years Ended
(Dollars in millions)	December 31, 2014	December 31, 2013
Trading derivatives:
Interest rate contracts	$36	$30
Equity contracts	3	—
Foreign exchange contracts	19	18
Commodity contracts	8	2
Other contracts	1	—
Total	$67	$50
Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing a standard International Swaps and Derivatives Association master netting agreement or master repurchase agreements, which generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following tables present the offsetting of financial assets and liabilities as of December 31, 2014 and 2013:

	December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,799	$887	$912	$113	$—	$799
Securities purchased under resale agreements	62	—	62	61	—	1
Total	$1,861	$887	$974	$174	$—	$800
Financial Liabilities:
Derivative liabilities	$1,624	$787	$837	$162	$—	$675
Securities sold under repurchase agreements	68	—	68	68	—	—
Total	$1,692	$787	$905	$230	$—	$675

	December 31, 2013
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,085	$493	$592	$79	$—	$513
Securities purchased under resale agreements	10	—	10	10	—	—
Total	$1,095	$493	$602	$89	$—	$513
Financial Liabilities:
Derivative liabilities	$970	$423	$547	$144	$—	$403
Securities sold under repurchase agreements	8	—	8	8	—	—
Total	$978	$423	$555	$152	$—	$403

Note 13—Accumulated Other Comprehensive Income
The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2012
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$82	$(32)	$50
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(15)	6	(9)
Net change	67	(26)	41
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	187	(74)	113
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(107)	42	(65)
Reclassification of unrealized (gains) losses on held to maturity securities transferred to securities available for sale	301	(118)	183
Less: accretion of fair value adjustment on securities available for sale	(9)	4	(5)
Less: accretion of fair value adjustment on held to maturity securities	(24)	9	(15)
Less: amortization of net unrealized (gains) losses on held to maturity securities	90	(35)	55
Net change	438	(172)	266
Foreign currency translation adjustment	2	(1)	1
Pension and other benefits:
Amortization of transition amount	1	(1)	—
Recognized net actuarial gain (loss)(1)	99	(39)	60
Pension and other benefits arising during the year	(121)	48	(73)
Net change(1)	(21)	8	(13)
Net change in AOCI	$486	$(191)	$295

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these consolidated financial statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2013
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$29	$(11)	$18
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(43)	17	(26)
Net change	(14)	6	(8)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(401)	157	(244)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(178)	70	(108)
Less: accretion of fair value adjustment on securities available for sale	(75)	30	(45)
Less: accretion of fair value adjustment on held to maturity securities	(12)	5	(7)
Less: amortization of net unrealized (gains) losses on held to maturity securities	(137)	54	(83)
Net change	(803)	316	(487)
Foreign currency translation adjustment	(7)	3	(4)
Pension and other benefits:
Recognized net actuarial gain (loss)(1)	116	(46)	70
Pension and other benefits arising during the year	526	(207)	319
Net change(1)	642	(253)	389
Net change in AOCI	$(182)	$72	$(110)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these consolidated financial statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$126	$(50)	$76
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(117)	46	(71)
Net change	9	(4)	5
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	348	(136)	212
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(18)	7	(11)
Less: accretion of fair value adjustment on securities available for sale	(48)	19	(29)
Less: accretion of fair value adjustment on held to maturity securities	—	—	—
Less: amortization of net unrealized (gains) losses on held to maturity securities	19	(8)	11
Net change	301	(118)	183
Foreign currency translation adjustment	(11)	4	(7)
Pension and other benefits:
Amortization of prior service costs	(17)	7	(10)
Recognized net actuarial gain (loss)(1)	62	(24)	38
Pension and other benefits arising during the year	(517)	203	(314)
Net change(1)	(472)	186	(286)
Net change in AOCI	$(173)	$68	$(105)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these consolidated financial statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2011	$(17)	$(107)	$—	$(685)	$(809)
Other comprehensive income before reclassifications	50	148	1	—	199
Amounts reclassified from accumulated other comprehensive loss	(9)	118	—	(13)	96
Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income before reclassifications	18	(379)	(4)	—	(365)
Amounts reclassified from accumulated other comprehensive loss	(26)	(108)	—	389	255
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income before reclassifications	76	194	(7)	—	263
Amounts reclassified from accumulated other comprehensive loss	(71)	(11)	—	(286)	(368)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$(729)
Note 14—Management Stock Plans
In April 2010, the Company adopted the UnionBanCal Plan (UNBC Plan). Under the UNBC Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Executive Compensation and Benefits Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the UNBC Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the UNBC Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions.
Under the UNBC Plan, the restricted stock unit participants do not have dividend rights, voting rights or other stockholder rights. The grant date fair value of these awards is equal to the closing price of the MUFG ADRs on date of grant.
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations and the Company assumed the obligations of the stock bonus plan established by BTMU Headquarters for the Americas (HQA Plan). The HQA Plan is substantially similar to the UNBC Plan however, participants in the HQA Plan are entitled to “dividend equivalent credits” on their unvested restricted stock units when MUFG pays dividends to its shareholders. The credit is equal to the dividends that the participants would have received on the shares had the shares been issued to the participants when the restricted stock units were granted. Accumulated dividend equivalents are paid to participants in cash on an annual basis.

Note 14—Management Stock Plans (Continued)

The following table is a summary of the UNBC Plan and the HQA Plan, which together are presented as the "Stock Bonus Plans":

Grant Date	Units Granted	Fair Value of Stock	Vesting Duration	Pro-rata Vesting Date
April 15, 2012	4,816,795	4.78	3 years	April 15
July 15, 2012	74,175	4.72	3 years	July 15
April 15, 2013	3,656,340	6.66	3 years	April 15
July 15, 2013	78,725	6.67	3 years	July 15
April 15, 2014	9,135,710	5.40	3 years	April 15
July 10, 2014	56,056	5.91	3 years	July 10
September 15, 2014	46,552	5.80	3 years	September 15
The following table is a rollforward of the restricted stock units under the Stock Bonus Plans for the years ended December 31, 2014 and 2013.

	Restricted Stock Units
	2014	2013
Units outstanding, beginning of year	7,851,017	8,857,884
Activity during the year:
HQA Plan units outstanding as of July 1, 2014	3,315,313	—
Granted	9,238,318	3,735,065
Vested	(4,351,084)	(4,325,661)
Forfeited	(952,075)	(416,271)
Units outstanding, end of year	15,101,489	7,851,017
The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Compensation costs	$34	$21	$18
Tax benefit	13	8	7
Unrecognized compensation costs	42	27	26

Note 15—Employee Pension and Other Postretirement Benefits
Retirement Plan
The Company maintains the Union Bank Retirement Plan (the Pension Plan), which is a noncontributory qualified defined benefit pension plan covering substantially all of the domestic employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for the Pension Plan after 1 year of service. Effective October 1, 2012, the Company established a new cash balance formula for all future eligible employees; such participants receive annual pay credits based on eligible pay multiplied by a percentage determined by their age and years of service, and also receive an annual interest credit based on 30-year Treasury bond yields. All participants become vested upon completing 3 years of vesting service.
In April 2014, the Company amended the Pension Plan to transition the majority of participants to the cash balance formula for benefits earned after December 31, 2014. Benefits earned under a final average pay formula became fixed as of that date for such participants. The cash balance formula provides the same benefits that apply to all eligible employees hired after October 1, 2012.
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations. The Company assumed the service cost associated with employees of BTMU’s banking operations in the Americas who became employees of the Bank. These employees became eligible to participate in the Pension Plan on January 1, 2015.
The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.
In December 2014, the Company's Pension Plan was amended and restated as the MUFG Union Bank, N.A. Retirement Plan. This change became effective January 1, 2015.
Other Postretirement Benefits
The Company maintains the Union Bank Health Benefit Plan and the Union Bank Employee Insurance Plan, which are qualified plans providing certain healthcare benefits for its retired employees and life insurance benefits for those employees who retired prior to January 1, 2001, which together are presented as "Other Benefits Plan." The healthcare cost is shared between the Company and the retiree. The life insurance plan is noncontributory. The accounting for the Other Benefits Plan anticipates future cost-sharing changes that are consistent with the Company's intent to maintain a level of cost-sharing at approximately 25% to 50%, depending on the retiree's age and length of service with the Company. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts. The Union Bank Health Benefit Plan was also amended in April 2014 to discontinue the availability of retiree health benefits for the majority of employees.
In December 2014, the Union Bank Health Benefit Plan and the Union Bank Employee Insurance Plan were amended and restated as the MUFG Union Bank, N.A. Health Benefit Plan and MUFG Union Bank, N.A. Employee Insurance Plan, respectively. This change became effective January 1, 2015.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2014 and 2013.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Change in plan assets:
Fair value of plan assets, beginning of year	$2,716	$2,019	$245	$210
Actual return on plan assets	164	391	14	37
Employer contributions	100	380	13	12
Plan participants' contributions	—	—	7	7
Benefits paid	(83)	(74)	(22)	(21)
Fair value of plan assets, end of year	$2,897	$2,716	$257	$245
The investment objective for the Company's Pension Plan and Other Benefits Plan, collectively the Plans, is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The Pension Plan asset allocation strategy favors equities, with a target allocation of 63% in equity securities, 25% in debt securities, and 12% in real estate investments. Similarly, the Other Benefits Plan asset allocation strategy favors equities with a target allocation of 70% in equity securities and 30% in debt securities. Additionally, the Other Benefits Plan holds an investment in an insurance contract with Hartford Life that is separate from the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be re-balanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indices and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.
The Company periodically reviews the Plans' strategic asset allocation policy and the expected long-term rate of return for plan assets. The investment return volatility of different asset classes and the liability structure of the plans are evaluated to determine whether adjustments are required to the Plans' strategic asset allocation policy, taking into account the principles established in the Company's funding policy. Management periodically reviews and adjusts the long-term rate of return on assets assumption for the Plans based on the expected long-term rate of return for the asset classes and their weightings in the Plans' strategic asset allocation policy and taking into account the prevailing economic and regulatory climate and practices of other companies both within and outside our industry.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following table provides the fair value by level within the fair value hierarchy of the Company's period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 11 to these consolidated financial statements. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$1	$52	$—	$53
U.S. Government securities	—	251	—	251
Corporate bonds	—	442	—	442
Equity securities	295	6	—	301
Real estate funds	—	—	270	270
Limited partnerships	—	138	28	166
Mutual funds	1,422	—	—	1,422
Other	6	23	—	29
Total Plan Investments	$1,724	$912	$298	$2,934
Accrued dividends and interest receivable				7
Net pending trades				(44)
Total Plan Assets				$2,897

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$—	$28	$—	$28
U.S. Government securities	—	230	—	230
Corporate bonds	—	364	—	364
Equity securities	233	—	—	233
Real estate funds	—	—	242	242
Limited partnerships	—	134	22	156
Common collective funds	—	60	—	60
Mutual funds	1,407	—	—	1,407
Other	(1)	28	—	27
Total Plan Investments	$1,639	$844	$264	$2,747
Accrued dividends and interest receivable				4
Net pending trades				(35)
Total Plan Assets				$2,716

	Level 3 Assets for Year Ended December 31, 2014
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2014	$242	$22	$264
Unrealized gains (losses)	21	5	26
Purchases, issuances, sales, and settlements, net	7	1	8
Ending balance—December 31, 2014	$270	$28	$298

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	Level 3 Assets for Year Ended December 31, 2013
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2013	$156	$18	$174
Unrealized gains (losses)	18	—	18
Purchases, issuances, sales, and settlements, net	68	4	72
Ending balance—December 31, 2013	$242	$22	$264

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$3	—	$3
U.S. Government securities	—	36	—	36
Corporate bonds	—	23	—	23
Municipal bonds	—	1	—	1
Mutual funds	136	—	—	136
Pooled separate account	—	65	—	65
Total Plan Investments	$136	$128	$—	$264
Net pending trades				(7)
Total Plan Assets				$257

	December 31, 2013
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$2	$—	$2
U.S. Government securities	—	33	—	33
Corporate bonds	—	19	—	19
Municipal bonds	—	1	—	1
Mutual funds	133	—	—	133
Pooled separate account	—	63	—	63
Total Plan Investments	$133	$118	$—	$251
Net pending trades				(6)
Total Plan Assets				$245
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

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

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
Real Estate Funds
Real estate funds invest in real estate property with a focus on apartment complexes and retail shopping centers. The valuations of these investments require significant judgment due to the absence of quoted market prices, lack of liquidity and the scarcity of observable sales of similar assets. The values are estimated by adjusting the previous quarter's net asset value for the current quarter's income and depreciation. These funds are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.
Limited Partnerships
Limited partnerships invest in equity securities of diverse foreign companies in developed markets across diverse industries. Limited partnerships are valued using the net asset value of the partnership at the end of the period. These partnerships are classified as Level 2 measurements due to the use of quoted market prices of the underlying securities in actively traded markets as the primary input to derive the net asset value.
Limited partnerships also invest in real estate properties. These partnerships' value is estimated by adjusting the previous quarter's net asset value for the current quarter's income and depreciation. These partnerships are classified as Level 3 measurements due to the use of significant unobservable inputs and judgment to estimate fair value.
Common Collective Funds
Common collective funds invest in bonds of U.S. and foreign issuers and in equity securities of U.S. and foreign real estate companies. These funds are valued using the net asset value of the fund at the end of the period. These funds are classified as Level 2 measurements due to the use of quoted market prices of the underlying securities in actively traded markets as the primary input to derive the net asset value.
Mutual Funds
Mutual funds invest in equity securities that seek to track the performance of the Standard & Poor's 500, S&P Completion and the EAFE® indexes. These funds are valued using an exchange traded net asset value at the end of the period. These mutual funds are classified as Level 1 measurements based on unadjusted quoted prices for identical instruments in active markets.
Pooled Separate Account
The pooled separate account is an investment with Hartford Life Company. The investment consists of four funds that mainly invest in U.S. agency guaranteed mortgage-backed securities, investment-grade bonds of U.S. issuers from diverse industries, and exchange traded equity securities of U.S. and foreign companies. These funds are valued using quoted market prices of the funds' underlying investments to derive the funds' net asset value at the end of the period. This investment is classified as a Level 2 measurement due to the use of quoted market prices of similar securities in actively traded markets as the primary input to derive the net asset value.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2014 and 2013. In addition, the table sets forth the over (under) funded status at December 31, 2014 and 2013. This pension benefits table does not include the obligations for the ESBPs.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2014	2013	2014	2013
Accumulated benefit obligation	$2,717	$2,046
Change in benefit obligation
Benefit obligation, beginning of year	$2,263	$2,394	$270	$293
Service cost	75	87	10	14
Interest cost	105	99	11	11
Plan participants' contributions	—	—	7	7
Actuarial loss/(gain)	607	(243)	42	(34)
Effect of plan amendments	(150)		(29)
Medicare Part D subsidy	—	—	1	—
Benefits paid	(83)	(74)	(22)	(21)
Benefit obligation, end of year	2,817	2,263	290	270
Fair value of plan assets, end of year	2,897	2,716	257	245
Over (Under) funded status	$80	$453	$(33)	$(25)

During October 2014 the Society of Actuaries published a series of updated mortality tables and projection scales for use in measuring pension liabilities.  The Company has adopted the new mortality tables and a modified projection scale for use in the actuarial calculations for the December 31, 2014 pension and other postretirement obligations and the 2015 net periodic pension cost.  The new tables resulted in an increase of $232 million and $35 million to the projected benefit obligations of the Pension plan and Other Benefits plan, respectively, at December 31, 2014.
The following table illustrates the changes that were reflected in AOCI during 2014, 2013 and 2012. Pension benefits do not include the ESBPs.

	Pension Benefits		Other Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Prior Service Credit	Transition Assets	Net Actuarial (Gain) Loss	Prior Service Credit
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2011	$1,016	$—	$1	$90	$—
Arising during the year	115	—	—	(2)	—
Recognized in net income during the year	(89)	—	(1)	(8)	—
Balance, December 31, 2012	$1,042	$—	$—	$80	$—
Arising during the year	(468)	—	—	(56)	—
Recognized in net income during the year	(107)	—	—	(7)	—
Balance, December 31, 2013	$467	$—	$—	$17	$—
Arising during the year	636	(150)	—	46	(28)
Recognized in net income during the year	(59)	12	—	(1)	5
Balance, December 31, 2014	$1,044	$(138)	$—	$62	$(23)

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

At December 31, 2014 and 2013, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2014
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,044	$411	$633	$62	$25	$37
Prior service credit	(138)	(54)	(84)	(23)	(9)	(14)
Pension and other benefits adjustment	906	357	549	39	16	23
Executive Supplemental Benefits Plans
Net actuarial loss	39	15	24	—	—	—
Prior service credit	(2)	(1)	(1)	—	—	—
Executive supplemental benefits plans adjustment	37	14	23	—	—	—
Pension and other benefits adjustment	$943	$371	$572	$39	$16	$23

	December 31, 2013
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$467	$184	$283	$17	$7	$10
Pension and other benefits adjustment	467	184	283	17	7	10
Executive Supplemental Benefits Plans
Net actuarial loss	26	10	16	—	—	—
Executive supplemental benefits plans adjustment	26	10	16	—	—	—
Pension and other benefits adjustment	$493	$194	$299	$17	$7	$10
The Company expects to make a $175 million cash contribution to the Pension Plan in 2015.
Estimated Future Benefit Payments and Subsidies
The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits	Medicare Part D Subsidies
Years ending December 31,
2015	$92	$15	$1
2016	104	16	1
2017	114	17	1
2018	123	18	1
2019	132	19	1
Years 2020 - 2024	795	101	6

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2014	2013	2014	2013
Discount rate in determining net periodic benefit cost prior to Plan amendments	4.90%	4.20%	4.60%	3.90%
Discount rate in determining net periodic benefit cost after Plan amendments	4.50	n/a	4.20	n/a
Discount rate in determining benefit obligations at year end	3.90	4.90	3.80	4.60
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	—	—
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	—	—
Expected return on plan assets	7.50	7.50	7.50	7.50

	Pension Benefits			Other Benefits			Superannuation, SERP (1) and ESBP
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost (2)	$81	$87	$77	$10	$14	$14	$1	$1	$2
Interest cost	105	99	101	11	11	12	4	3	2
Expected return on plan assets	(193)	(166)	(147)	(18)	(15)	(13)	—	—	—
Amortization of prior service credit	(12)	—	—	(5)	—	1	—	—	—
Recognized net actuarial loss	59	107	89	1	7	8	2	2	2
Total net periodic benefit cost	$40	$127	$120	$(1)	$17	$22	$7	$6	$6

(1)	Supplemental Executive Retirement Plan

(2)	Pension Benefits for 2014 includes $6 million of service cost associated with transferred employees as a result of the business integration initiative.

At December 31, 2014 and 2013, the following amounts were forecasted to be recognized in 2015 and 2014 net periodic benefit costs, respectively.

	Years Ended December 31,
	2015		2014
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial loss	$109	$5	$55	$—
Prior service credit	(18)	(8)	—	—
Amounts to be reclassified from accumulated other comprehensive loss	$91	$(3)	$55	$—

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2014	2013	2012
Healthcare cost trend rate assumed for next year	7.53%	7.71%	8.31%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2021	2021	2021
The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost components	$2	$(2)
Effect on postretirement benefit obligation	19	(22)
Executive Supplemental Benefit Plans
The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $98 million and $85 million at December 31, 2014 and 2013, respectively.
Section 401(k) Savings Plans
The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 75% of their pre-tax covered compensation or up to 10% of their after-tax covered compensation through salary deductions to a combined maximum of 75% of total covered compensation, subject to statutory limits. Effective January 1, 2014, the Company contributes 100% of every pre-tax dollar an employee contributes up to the first 3% of the employee's pre-tax covered compensation and 50% of every pre-tax dollar an employee contributes on the next 2% of the employee's pre-tax covered compensation, for a maximum matching opportunity of 4%. Employees are fully vested in the Company's matching contributions immediately. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $37 million, $32 million and $29 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 16—Other Noninterest Expense
The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Software	$94	$83	$70
LIHC investment amortization	89	76	63
Advertising and public relations	39	61	57
Communications	40	45	39
Data processing	32	36	36
Other	159	150	198
Total other noninterest expense	$453	$451	$463

Note 17—Income Taxes
The following table is an analysis of the effective tax rate.

	Years Ended December 31,
	2014	2013	2012
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	7	5	6
Tax-exempt interest income	(2)	(1)	(1)
Tax credits	(13)	(13)	(10)
Other	(2)	(3)	(3)
Effective tax rate	25%	23%	27%
The components of income tax expense were as follows.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Taxes currently payable:
Federal	$82	$79	$93
State	76	43	32
Foreign	13	12	14
Total currently payable	171	134	139
Taxes deferred:
Federal	72	71	62
State	28	(8)	20
Foreign	3	(2)	(1)
Total deferred	103	61	81
Total income tax expense	$274	$195	$220

Note 17—Income Taxes (Continued)

The components of the Company's net deferred tax balances as of December 31, 2014 and 2013 were as follows.

	December 31,
(Dollars in millions)	2014	2013
Deferred tax assets:
Allowance for credit losses	$283	$287
Accrued expense, net	272	216
Unrealized losses on pension and postretirement benefits	389	204
Unrealized net losses on securities available for sale	97	262
Fair value adjustments for valuation of FDIC covered assets	159	183
Other	110	97
Total deferred tax assets	1,310	1,249
Deferred tax liabilities:
Leasing	759	698
Intangible assets	99	105
Pension liabilities	389	363
Other	5	17
Total deferred tax liabilities	1,252	1,183
Net deferred tax asset	$58	$66
At December 31, 2014, we had net operating loss and tax credit carry forwards for which related deferred tax assets of $38 million and $43 million, respectively, were recorded. The net operating loss and tax credit carry forwards expire in varying amounts through 2033.
Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. Management has determined that no valuation allowance is required.
The changes in unrecognized tax positions were as follows.

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Balance, beginning of year	$16	$269	$274
Gross increases as a result of tax positions taken during prior periods	—	1	7
Gross decreases as a result of tax positions taken during prior periods	(10)	(256)	(13)
Gross increases as a result of tax positions taken during current period	2	2	1
Balance, end of year	$8	$16	$269
The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $7 million, $12 million and $113 million at December 31, 2014, 2013 and 2012, respectively.
The Company recognizes interest and penalties as a component of income tax expense. For 2014, 2013 and 2012, the Company reversed $3 million and $12 million and $14 million of gross interest and penalties as a benefit to income tax expense, respectively. As of December 31, 2014, there was no accrual recorded for gross interest and penalties. As of December 31, 2013 and 2012, we accrued $3 million, and $15 million of gross interest and penalties, respectively.
The Company is subject to U.S. federal income tax as well as various state and foreign income taxes. With limited exception, the Company is not open to examination for periods before 2010 by U.S. federal and state taxing authorities.

Note 18—Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and the Bank's prompt corrective action classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors. Prompt corrective action provisions are not applicable to BHCs such as the Company. The Bank is subject to laws and regulations that limit the amount of dividends it can pay to the Company.
Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2014, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10% for the Total risk-based capital ratio and 6% for the Tier 1 risk-based capital ratio. Furthermore, management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	Actual			Minimum Regulatory Requirement
(Dollars in millions)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company (U.S. Basel I):
As of December 31, 2014:
Tier 1 capital (to risk-weighted assets)	$12,367	12.79%	≥	$3,867	4.0%
Total capital (to risk-weighted assets)	14,246	14.74	≥	7,733	8.0
Tier 1 leverage(1)	12,367	11.25	≥	4,396	4.0
As of December 31, 2013:
Tier 1 capital (to risk-weighted assets)	11,471	12.41	≥	3,696	4.0
Total capital (to risk-weighted assets)	13,499	14.61	≥	7,393	8.0
Tier 1 leverage(1)	11,471	11.27	≥	4,073	4.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

	Actual			Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2014 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$12,087	13.09%	≥	n/a	n/a	≥	n/a	n/a
Tier 1 capital (to risk-weighted assets)	12,088	13.09	≥	$5,080	5.5%	≥	$5,542	6.0%
Total capital (to risk-weighted assets)	13,656	14.78	≥	7,389	8.0	≥	9,237	10.0
Tier 1 leverage(1)	12,088	11.09	≥	4,361	4.0	≥	5,452	5.0
As of December 31, 2013 (U.S. Basel I):
Tier 1 capital (to risk-weighted assets)	11,274	12.94	≥	3,485	4.0	≥	5,228	6.0
Total capital (to risk-weighted assets)	12,990	14.91	≥	6,970	8.0	≥	8,713	10.0
Tier 1 leverage(1)	11,274	11.13	≥	4,051	4.0	≥	5,063	5.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends
Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $549 million and $398 million at December 31, 2014 and 2013, respectively.
As of December 31, 2014 and 2013, loans of $54.2 billion and $50.2 billion, respectively, were pledged as collateral for borrowings, including those to the Federal Reserve Bank and FHLB, to secure public and trust department deposits, and for repurchase agreements as required by contract or law. See Note 3 to these consolidated financial statements for the carrying amounts of securities that were pledged as collateral.
The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10% of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20% of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 18 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2014, $366 million remained outstanding from Bankers Commercial Corporation on notes payable to the Bank and $121 million remained outstanding from all other non-bank affiliates. The Bankers Commercial Corporation notes were fully collateralized with equipment lease assets.
The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.
Note 20—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	December 31, 2014
Commitments to extend credit	$34,991
Issued standby and commercial letters of credit	$5,836
Other commitments	$175
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At December 31, 2014, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded credit commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2014, the current exposure to loss under these contracts totaled $20 million, and the maximum potential exposure to loss in the future was estimated at $39 million.
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
Note 21—Related Party Transactions
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations. The integration did not involve a legal entity combination, but rather an integration of personnel and certain business and support activities. As a result of this initiative, all of BTMU's banking activities in the Americas are managed by employees of the Bank, which includes the addition of approximately 2,300 U.S. employees formerly employed by BTMU. This initiative also included the transfer of ownership of BTMU’s U.S. corporate customer list, available-for-sale securities of $70 million and employee-related liabilities to the Bank. Immediately after the transfer, the transferred liabilities were adjusted to conform to the Company's GAAP accounting policies resulting in a $9 million increase in retained earnings and a $9 million decrease in liabilities, resulting in total liabilities transferred of $30 million. The Company's additional paid-in capital increased by $31 million.
As a result of this initiative, the Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU's businesses in the U.S. (including BTMU's U.S. branches). In consideration for the Services, BTMU pays to the Bank fee income, which reflects market-based pricing. Costs related to the Services performed by the transferred employees are primarily reflected in salaries and employee benefits expense. For the year ended December 31, 2014, the Company recorded $319 million in fee income from this initiative, including $206 million related to support services provided by the Company to BTMU. Substantially offsetting the fee income was $193 million, primarily in salaries and benefits expense, related to these support services. The remaining fee income was recognized through revenue sharing agreements with BTMU, with associated costs included within the Company’s 2014 results. The Company also recorded $14 million of expenses due to BTMU, which are included within noninterest expense. Amounts due from and to BTMU, which are included in other assets and other liabilities, respectively, are generally settled monthly and were $61 million and $16 million, respectively, at December 31, 2014.
Prior to July 1, 2014, independent of the business integration initiative, the Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2014, 2013 and 2012, such transactions included, but were not limited to, purchases and sales of loans, purchases and sales of interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, investment advice and management, customer referrals, facility leases, and

Note 21—Related Party Transactions (Continued)

administrative and trust services. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2017. As of December 31, 2014, the Company had no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and reimbursed by the Company to BTMU under a service agreement. The Company incurred expenditures related to the implementation of Basel III, which were reimbursed by BTMU, of $15 million in 2014, and expenditures related to the implementation of Basel II, which were reimbursed by BTMU, of $19 million and $39 million in 2013 and 2012, respectively.
The Company received a $1.2 billion common equity contribution from BTMU and also issued $300 million of subordinated debt to BTMU during the fourth quarter of 2013. During the second quarter of 2013, the Bank issued $750 million of subordinated debt to BTMU. See Note 10 to these consolidated financial statements for more information on subordinated debt due to BTMU.
At December 31, 2014 and 2013, the Company had derivative contracts totaling $634 million and $735 million, respectively, in notional balances, with $1 million in net unrealized gains and $7 million in net unrealized losses with BTMU and its affiliates in 2014 and 2013, respectively. In 2014, 2013 and 2012, the Company recorded noninterest income of $38 million, $33 million and $21 million, respectively, and noninterest expenses of $9 million, $13 million and $18 million, respectively, for fees paid, revenue sharing and facility and staff arrangements.
The Company may extend credit to BTMU, in the form of daylight overdrafts in BTMU's accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2014 and 2013.
Note 22—Business Segments
The Company has five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, U.S. Corporate Banking, Transaction Banking, and Investment Banking & Markets. Below is a detailed description of these reportable segments.
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
The Consumer and Business Banking Division serves its customers through 353 full-service branches in California and 46 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Consumer and Business Banking provides checking and deposit products and services; bill and loan payment, merchant, and various types of financing and investment services; and products including credit cards.
The Wealth Markets Division serves its customers through the Private Bank; UnionBanc Investment Services, LLC, a subsidiary of MUB and a registered broker-dealer and investment advisor; and Asset Management which includes Highmark, a subsidiary of MUB and a registered investment advisor. Wealth Markets provides investment management and advisory services to institutional clients, wealth planning, deposits and risk management strategies, trust and estate administration, as well as investment sub-advisory services to the unaffiliated Highmark Funds. Products provided to its customers include traditional brokerage, managed accounts, annuities, mutual funds, fixed income products and insurance and customized lending.

Note 22—Business Segments (Continued)

Commercial Banking
Commercial Banking provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, trade and real estate financing to primarily U.S.-based corporate customers with annual sales generally ranging from $15 million to $2 billion. Commercial Banking offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments.
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
U.S. Corporate Banking
U.S. Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Corporate Banking offers its customers a range of noncredit services, which include global treasury management and capital market solutions, and foreign exchange and various interest rate risk and commodity risk management products.
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
Investment Banking & Markets
Investment Banking & Markets, which includes Global Capital Markets of the Americas, works with the Company's other segments to provide customers structured credit services, including project finance, leasing and equipment finance, and securitizations. Investment Banking & Markets also provides capital markets solutions, including syndicated loans, equity and debt underwriting, tax equity and merchant banking investments; risk management solutions, including foreign exchange, interest rate and energy risk management solutions; and facilitates merchant and investment banking-related transactions.
Other
"Other" includes the Asian Corporate Banking segment, Corporate Treasury and the impact of certain corporate activities. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A. of this Form 10-K.
Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups;

Note 22—Business Segments (Continued)

the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and the FDIC covered assets.
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The fund transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. The activity-based costing methodology allocates certain indirect costs, such as operations and technology expense, to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  During 2014, the Company revised the funds transfer pricing methodology with respect to reference rates for certain commercial deposits. The Company also continued to refine its organizational structure resulting from the internal management structure implemented as part of the BTMU Americas Holdings business integration initiative established in 2013. Prior period results have been adjusted to reflect these changes.
The Company generally applies a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in "Reconciling Items." During 2014, the Company updated its market view methodology for the Project Finance division within the Investment Banking & Markets segment to also include these revenues and expenses in the U.S. Corporate segment. The Company also updated its market view methodology to better align certain acquired assets with other similar assets. Prior period results have been adjusted to reflect these changes.

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,385	$1,016	$173	$442	$175	$65	$(394)	$2,862
Noninterest income (expense)	330	221	119	165	357	157	(226)	1,123
Total revenue	1,715	1,237	292	607	532	222	(620)	3,985
Noninterest expense	1,347	440	112	363	166	630	(159)	2,899
(Reversal of) provision for credit losses	(7)	21	(24)	(3)	35	(5)	(11)	6
Income (loss) before income taxes and including noncontrolling interests	375	776	204	247	331	(403)	(450)	1,080
Income tax expense (benefit)	148	188	80	97	84	(146)	(177)	274
Net income (loss) including noncontrolling interest	227	588	124	150	247	(257)	(273)	806
Deduct: net loss from noncontrolling interests	—	—	—	—	—	19	—	19
Net income (loss) attributable to MUAH	$227	$588	$124	$150	$247	$(238)	$(273)	$825

Total assets, end of period	$37,722	$38,727	$5,130	$1,779	$6,195	$27,707	$(3,582)	$113,678

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2013:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,348	$913	$137	$446	$184	$38	$(350)	$2,716
Noninterest income (expense)	371	193	81	160	210	66	(205)	876
Total revenue	1,719	1,106	218	606	394	104	(555)	3,592
Noninterest expense	1,423	406	54	356	100	567	(129)	2,777
(Reversal of) provision for credit losses	(35)	17	2	(3)	6	(13)	(3)	(29)
Income (loss) before income taxes and including noncontrolling interests	331	683	162	253	288	(450)	(423)	844
Income tax expense (benefit)	130	174	64	99	78	(184)	(166)	195
Net income (loss) including noncontrolling interest	201	509	98	154	210	(266)	(257)	649
Deduct: net loss from noncontrolling interests	—	—	—	—	—	18	—	18
Net income (loss) attributable to MUAH	$201	$509	$98	$154	$210	$(248)	$(257)	$667

Total assets, end of period	$34,421	$32,661	$4,755	$1,574	$5,937	$29,225	$(2,679)	$105,894

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2012:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,201	$778	$113	$496	$174	$190	$(350)	$2,602
Noninterest income (expense)	336	208	72	167	207	32	(204)	818
Total revenue	1,537	986	185	663	381	222	(554)	3,420
Noninterest expense	1,294	389	54	351	77	550	(132)	2,583
(Reversal of) provision for credit losses	55	(52)	21	(1)	6	(25)	4	8
Income (loss) before income taxes and including noncontrolling interests	188	649	110	313	298	(303)	(426)	829
Income tax expense (benefit)	74	179	43	123	86	(118)	(167)	220
Net income (loss) including noncontrolling interest	114	470	67	190	212	(185)	(259)	609
Deduct: net loss from noncontrolling interests	—	—	—	—	—	19	—	19
Net income (loss) attributable to MUAH	$114	$470	$67	$190	$212	$(166)	$(259)	$628

Total assets, end of period	$31,809	$25,318	$3,822	$1,564	$7,137	$29,133	$(1,775)	$97,008

Note 23—Condensed MUFG Americas Holding Corporation Unconsolidated Financial Statements (Parent Company)
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2014	2013
Assets
Cash and cash equivalents	$328	$191
Investment in subsidiaries	15,404	14,784
Other assets	4	5
Total assets	$15,736	$14,980
Liabilities and Stockholder's Equity
Long-term debt	$750	$763
Other liabilities	1	2
Total liabilities	751	765
Stockholder's equity	14,985	14,215
Total liabilities and stockholder's equity	$15,736	$14,980
Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Income:
Dividends from bank subsidiary	$—	$—	$950
Interest income on advances to subsidiaries and deposits in bank	—	—	1
Total income	—	—	951
Expense:
Interest expense	21	31	23
Other expense	4	4	—
Total expense	25	35	23
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(25)	(35)	928
Income tax benefit	(10)	(14)	(9)
Income (loss) before equity in undistributed net income of subsidiaries	(15)	(21)	937
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	761	625	(403)
Nonbank subsidiaries	79	63	94
Net Income	$825	$667	$628

Note 23—Condensed MUFG Americas Holding Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$825	$667	$628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(840)	(688)	309
Other, net	1	14	(14)
Net cash provided by (used in) operating activities	(14)	(7)	923
Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	—	(1,700)	—
Repayment of investments in and advances to subsidiaries	165	35	650
Net cash acquired from (paid for) acquisitions	—	—	(1,457)
Net cash used in investing activities	165	(1,665)	(807)
Cash Flows from Financing Activities:
Capital contribution from BTMU	—	1,200	—
Proceeds from issuance of subordinated loan due to BTMU	—	300	—
Proceeds from issuance of senior debt	—	—	397
Repayment of subordinated debt	—	(400)	—
Repayment of junior subordinated debt	(14)	—	—
Other, net	—	—	(2)
Net cash provided by (used in) financing activities	(14)	1,100	395
Net increase (decrease) in cash and cash equivalents	137	(572)	511
Cash and cash equivalents at beginning of year	191	763	252
Cash and cash equivalents at end of year	$328	$191	$763

MUFG Americas Holdings Corporation and Subsidiaries
Management's Report on Internal Control over Financial Reporting
The management of MUFG Americas Holdings Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2014.
The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/s/ KATSUMI HATAO Katsumi Hatao President and Chief Executive Officer
/s/ JOHN F. WOODS John F. Woods Chief Financial Officer
/s/ ROLLAND D. JURGENS Rolland D. Jurgens Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of MUFG Americas Holdings Corporation
We have audited the accompanying consolidated balance sheets of MUFG Americas Holdings Corporation (formerly UnionBanCal Corporation) and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MUFG Americas Holdings Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of MUFG Americas Holdings Corporation
We have audited the internal control over financial reporting of MUFG Americas Holdings Corporation (formerly UnionBanCal Corporation) and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 2, 2015

MUFG Americas Holdings Corporation and Subsidiaries
Supplementary Information
Quarterly Financial Data (Unaudited)
Condensed Consolidated Statements of Income:

	2014 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$808	$808	$867	$787
Interest expense	99	101	104	104
Net interest income	709	707	763	683
(Reversal of) provision for credit losses	(1)	1	6	—
Noninterest income	352	388	202	181
Noninterest expense	817	786	652	644
Income before income taxes and including noncontrolling interests	245	308	307	220
Income tax expense	95	67	62	50
Net income including noncontrolling interests	150	241	245	170
Deduct: Net loss from noncontrolling interests	5	5	4	5
Net income	$155	$246	$249	$175

	2013 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30(1)	March 31(1)
Interest income	$816	$788	$769	$750
Interest expense	110	103	97	97
Net interest income	706	685	672	653
(Reversal of) provision for credit losses	(21)	(15)	(5)	12
Noninterest income	190	234	201	251
Noninterest expense	687	688	704	698
Income before income taxes and including noncontrolling interests	230	246	174	194
Income tax expense	55	55	35	50
Net income including noncontrolling interests	175	191	139	144
Deduct: Net loss from noncontrolling interests	4	7	3	4
Net income	$179	$198	$142	$148

(1)
During the third quarter of 2013, the Company corrected prior period errors related to the recognition of income and expenses associated with market-linked CDs. For each quarter, the impact to net income was less than $2 million.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MUFG Americas Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
By:	/s/ KATSUMI HATAO
Katsumi Hatao President and Chief Executive Officer
Date:	March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MUFG Americas Holdings Corporation and in the capacities and on the dates indicated.

Signature	Title
/s/ KATSUMI HATAO	Director, President and Chief Executive Officer
Katsumi Hatao	(Principal Executive Officer)
/s/ JOHN F. WOODS	Chief Financial Officer
John F. Woods	(Principal Financial Officer)
/s/ ROLLAND D. JURGENS	Controller and Chief Accounting Officer
Rolland D. Jurgens	(Principal Accounting Officer)

*
Michael D. Frazier	Director
*
Christine Garvey	Director

Mohan S. Gyani	Director
*
Ann F. Jaedicke	Director
*
Hironori Kamezawa	Director
*
Henry R. Keizer	Director
*
Takashi Morimura	Director
*
Masashi Oka	Director

Barbara L. Rambo	Director
*
Dean A. Yoost	Director

*By:	/s/ MICHAEL F. COYNE
Michael F. Coyne Attorney-in-Fact
Dated: March 2, 2015

Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Trust Indenture between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
4.3	Officer's Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012(4)
4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3)
4.5
Officer's Certificate establishing the terms of the 1.625% Senior Notes due 2018, 2.250% Senior Notes due 2020, 3.000% Senior Notes due 2025, and Floating Rate Senior Notes due 2018, dated February 10, 2015(5)

4.6
Form of 1.625% Senior Notes due 2018, 2.250% Senior Notes due 2020, 3.000% Senior Notes due 2025, and Floating Rate Senior Notes due 2018 (included as Exhibits A, B, C and D, respectively, to Exhibit 4.5)

10.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(6)
10.2	Master Services Agreement by and between MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(7)
10.3	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(8)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
23.1	Consent of Deloitte & Touche LLP(8)
24.1	Power of Attorney(8)
24.2	Resolution of Board of Directors(8)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(8)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholder's Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements(8)

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 1, 2014.

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 1, 2014.

(3)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 8, 2003.

(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 18, 2012.

(5)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 2015.

(6)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

(7)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

(8)	Filed herewith.