Form 10-Q
period 2015-03-31
MUFG Americas Holdings Corp
filed 2015-05-11
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at April 30, 2015: 136,330,831
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this report, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A. “Risk Factors.”

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of San Francisco
FICO	Fair Isaac Corporation
HQLA	High quality liquid assets
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PCI	Purchased credit-impaired
RCC	Risk and Capital Committee
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TDR	Troubled debt restructuring
VaR	Value at risk
VIE	Variable interest entity

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2014 Annual Report on Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2014 Annual Report on Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, West Coast states in particular and foreign countries (including Japan and the Eurozone)

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

•	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from or must pay to the FDIC under loss share agreements

•	The impact of changes in our credit rating including from a recent change in methodology adopted by one rating agency

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

•
The relationship between our business and that of BTMU and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•
Threats to the banking sector and our business due to cybersecurity issues and attacks on financial institutions and other businesses, such as large retailers and regulatory expectations relating to cybersecurity

•	Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	Challenges associated with our business integration initiative with our parent company, BTMU, effective July 1, 2014

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of the drought being experienced in California on its economy and related governmental actions

•	The expected declining impact of the PCI loan portfolio on our net interest margin

•	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” of our 2014 Annual Report on Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2015	March 31, 2014(1)	Percent Change
Results of operations:
Net interest income	$683	$683	—%
Noninterest income	335	181	85
Total revenue	1,018	864	18
Noninterest expense	849	627	35
Pre-tax, pre-provision income(2)	169	237	(29)
(Reversal of) provision for credit losses	3	—	nm
Income before income taxes and including noncontrolling interests	166	237	(30)
Income tax expense	34	70	(51)
Net income including noncontrolling interests	132	167	(21)
Deduct: Net loss from noncontrolling interests	5	5	—
Net income attributable to MUAH	$137	$172	(20)
Balance sheet (period average):
Total assets	$113,134	$106,491	6%
Total securities	22,172	22,611	(2)
Total loans held for investment	77,305	69,293	12
Earning assets	102,645	96,100	7
Total deposits	84,088	80,433	5
MUAH stockholder's equity	15,069	14,390	5
Performance ratios:
Return on average assets(3)	0.49%	0.65%
Return on average MUAH stockholder's equity(3)	3.65	4.78
Efficiency ratio(4)	83.35	72.61
Adjusted efficiency ratio(5)	74.90	67.95
Net interest margin(3) (6)	2.70	2.87
Net loans charged-off (recovered) to average total loans held for investment(3)	0.01	(0.04)

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	March 31, 2015	December 31, 2014 (1)	Percent Change
Balance sheet (end of period):
Total assets	$113,698	$113,623	—%
Total securities	22,463	22,015	2
Total loans held for investment	76,808	76,804	—
Nonperforming assets	390	411	(5)
Core deposits(7)	74,190	76,666	(3)
Total deposits	82,741	86,004	(4)
Long-term debt	8,856	6,972	27
MUAH stockholder's equity	15,200	14,922	2
Credit ratios:
Allowance for loan losses to total loans held for investment(8)	0.69%	0.70%
Allowance for loan losses to nonaccrual loans(8)	147.21	143.35
Allowance for credit losses to total loans held for investment(9)	0.90	0.90
Allowance for credit losses to nonaccrual loans(9)	191.20	183.80
Nonperforming assets to total loans held for investment and OREO	0.51	0.53
Nonperforming assets to total assets	0.34	0.36
Nonaccrual loans to total loans held for investment	0.47	0.49
Capital ratios:
Regulatory:
Common Equity Tier 1 risk-based capital ratio(10)	12.64%	n/a
Tier 1 risk-based capital ratio(10)	12.64	12.79
Total risk-based capital ratio(10)	14.41	14.74
Tier 1 leverage ratio(10)	11.30	11.25
Other:
Tangible common equity ratio(11)	10.69%	10.49%
Tier 1 common capital ratio(12)	n/a	12.74
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized; transitional)(13)	n/a	12.85
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(14)	12.57	12.56

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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

(6)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(7)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(8)	The allowance for loan losses ratios are calculated using the allowance for loan losses against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(9)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments against end of period total loans held for investment or total nonaccrual loans, as appropriate.

(10)
The capital ratios as of December 31, 2014 are calculated under U.S. Basel I rules. The capital ratios displayed as of March 31, 2015 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules.

(11)
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

(13)
In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules. Common Equity Tier 1 risk-based capital is calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules. Management reviews this ratio, which excludes accumulated other comprehensive loss, along with other measures of capital, as part of its financial analyses. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-Q for further information.

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

nm = not meaningful
n/a = not applicable

Please refer to our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2015 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-Q, terms such as “the Company,” “we,” “us” and “our” refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
Introduction
We are a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (MUB or the Bank.) We are a wholly-owned subsidiary of BTMU, which is a wholly-owned subsidiary of MUFG.
We service U.S. Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $113.7 billion at March 31, 2015.
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
Business Integration Initiative
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations. The integration did not involve a legal entity combination, but rather an integration of personnel and certain business and support activities. As a result of this initiative, the Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU’s businesses in the U.S. (including BTMU’s U.S. branches). In consideration for the Services, BTMU pays to the Bank fee income, which reflects market-based pricing. Costs related to the Services performed by the transferred employees are primarily reflected in salaries and employee benefits expense. For additional information, see “Management's Discussion and Analysis - Introduction - Business Integration Initiative” in Part II, Item 7. of our 2014 Form 10-K.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2015 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, we ask that you carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information that will assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees, and fees from affiliates. In the first quarter of 2015, revenue was comprised of 67% net interest income and 33% noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.

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
Performance Highlights
In the first quarter of 2015, net income attributable to MUAH was $137 million, compared with $172 million in the first quarter of 2014 due to a decrease in pre-tax, pre-provision income. This decrease was driven primarily by an increase in noninterest expense due to higher salaries and benefits, including expenses related to our business integration initiative, higher incentive accruals and professional service fees. These increases were partially offset by an increase in noninterest income related to our business integration initiative, while net interest income remained flat.
In accordance with the market-based pricing terms of the Services related to the business integration initiative, the Company recorded $166 million in fee income during the quarter ended March 31, 2015, including $121 million related to support services provided by the Company to BTMU. Noninterest expense related to the Services was $112 million during the first quarter of 2015, primarily comprised of salaries and employee benefits. The remaining fee income was recognized through revenue sharing agreements with BTMU, which was primarily offset by associated costs recorded in noninterest expense.
Continued discipline in underwriting standards produced another solid quarter of strong credit quality with low nonperforming assets and charge-offs. Total Nonperforming assets as of March 31, 2015 were $390 million, or 0.34% of total assets, compared with $411 million, or 0.36% of total assets, at December 31, 2014. Net charge-offs were $3 million for the first quarter of 2015 compared with net recoveries of $6 million for the first quarter of 2014. For the quarter ended March 31, 2015, the provision for credit losses was $3 million compared with a provision reversal of less than $1 million for the quarter ended March 31, 2014.
Capital Ratios
In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules. Accordingly, the Company now calculates its regulatory capital ratios under the standardized approach of the U.S. Basel III rules, with certain provisions subject to phase-in periods. The Bank continues to be subject to the advanced approaches rules. Capital ratios continued to exceed the regulatory thresholds for "well-capitalized" BHCs. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 12.64%, 12.64% and 14.41% at March 31, 2015.

Management Announcement

In the second quarter of 2015, the Company announced that, effective May 18, 2015, Stephen E. Cummings will join the Company and Bank as its President and Chief Executive Officer. Mr. Cummings will have authority over all of BTMU's U.S. businesses, including its New York branch and other U.S.-domiciled branch offices. Mr. Cummings will also serve as a member of the Board of Directors of the Company and Bank.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin:

	For the Three Months Ended
	March 31, 2015			March 31, 2014

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$28,394	$223	3.18%	$23,969	$198	3.34%
Commercial mortgage	13,903	115	3.31	13,230	119	3.61
Construction	1,853	14	3.03	946	8	3.67
Lease financing	776	10	5.11	849	11	5.41
Residential mortgage	28,766	247	3.43	25,990	238	3.66
Home equity and other consumer loans	3,103	32	4.22	3,233	32	3.99
Loans, before purchased credit-impaired loans	76,795	641	3.36	68,217	606	3.58
Purchased credit-impaired loans	510	38	30.49	1,076	61	22.90
Total loans held for investment	77,305	679	3.54	69,293	667	3.88
Securities	22,172	106	1.92	22,611	120	2.12
Interest bearing deposits in banks	2,776	2	0.25	3,565	2	0.25
Federal funds sold and securities purchased under resale agreements	97	—	—	131	—	0.18
Trading account assets	196	—	0.70	267	2	3.08
Other earning assets	99	1	2.07	233	1	1.40
Total earning assets	102,645	788	3.09	96,100	792	3.31
Allowance for loan losses	(542)			(577)
Cash and due from banks	1,631			1,499
Premises and equipment, net	621			645
Other assets(5)	8,779			8,824
Total assets	$113,134			$106,491
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$39,713	$30	0.31	$37,519	$36	0.38
Savings	5,550	1	0.06	5,572	1	0.11
Time	8,975	21	0.93	11,214	25	0.92
Total interest bearing deposits	54,238	52	0.39	54,305	62	0.47
Commercial paper and other short-term borrowings(4)	2,991	1	0.20	2,632	1	0.21
Long-term debt	8,008	47	2.34	6,546	41	2.47
Total borrowed funds	10,999	48	1.76	9,178	42	1.82
Total interest-bearing liabilities	65,237	100	0.62	63,483	104	0.66
Noninterest bearing deposits	29,850			26,128
Other liabilities(6)	2,750			2,237
Total liabilities	97,837			91,848
Equity
MUAH stockholder's equity	15,069			14,390
Noncontrolling interests	228			253
Total equity	15,297			14,643
Total liabilities and equity	$113,134			$106,491
Net interest income/spread (taxable-equivalent basis)		688	2.47%		688	2.65%
Impact of noninterest bearing deposits			0.19			0.19
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			2.70			2.87
Less: taxable-equivalent adjustment		5			5
Net interest income		$683			$683

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

(5)	Includes noninterest bearing trading assets.

(6)	Includes noninterest bearing trading liabilities.

Net interest income for the first quarter of 2015 was flat compared with the first quarter of 2014 primarily due to a decrease in the net interest margin. The net interest margin decreased 17 basis points to 2.70%, substantially due to lower yields on loans held for investment and investment securities reflecting the low interest rate environment, partially offset by lower funding costs and organic growth in the commercial and industrial and residential mortgage loan portfolios. Average total loans held for investment increased $8 billion for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014.
Noninterest Income and Noninterest Expense
In accordance with the market-based pricing terms of the Services related to the business integration initiative, the Company recorded $166 million in fee income during the quarter ended March 31, 2015, including $121 million related to support services provided by the Company to BTMU. Noninterest expense related to the
Services was $112 million during the first quarter of 2015, primarily comprised of salaries and employee benefits. The remaining fee income was recognized through revenue sharing agreements with BTMU, which was primarily offset by associated costs recorded in noninterest expense.
The following tables detail our noninterest income and noninterest expense for the three months ended March 31, 2015 and 2014:
Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2015	March 31, 2014
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$49	$51	$(2)	(4)%
Trust and investment management fees	28	26	2	8
Trading account activities	8	16	(8)	(50)
Securities gains, net	3	2	1	50
Credit facility fees	30	28	2	7
Merchant banking fees	20	24	(4)	(17)
Brokerage commissions and fees	13	13	—	—
Card processing fees, net	8	8	—	—
Fees from affiliates	166	—	166	nm
Other investment income	(3)	12	(15)	nm
Other, net	13	1	12	nm
Total noninterest income	$335	$181	$154	85%

nm	not meaningful
Noninterest income in the first quarter of 2015 was $335 million, compared with $181 million in the first quarter of 2014 primarily due to our business integration initiative.

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2015	March 31, 2014 (1)
(Dollars in millions)			Amount	Percent
Salaries and other compensation	$469	$301	$168	56%
Employee benefits	98	87	11	13
Salaries and employee benefits	567	388	179	46
Net occupancy and equipment	80	71	9	13
Professional and outside services	77	55	22	40
Intangible asset amortization	10	13	(3)	(23)
Regulatory assessments	13	15	(2)	(13)
Software	28	20	8	40
Low income housing credit investment amortization	2	3	(1)	(33)
Advertising and public relations	10	7	3	43
Communications	10	11	(1)	(9)
Data processing	7	8	(1)	(13)
Other	45	36	9	25
Total noninterest expense	$849	$627	$222	35%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Noninterest expense was $849 million in the first quarter of 2015 compared with $627 million in the first quarter of 2014. Salaries and employee benefits increased in the three months ended 2015 compared to the same period in the prior year primarily due to increased employee costs as a result of our business integration initiative as discussed above and higher incentive accruals. Additionally, professional and outside services increased primarily due to consulting fees related to regulatory initiatives.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our regular and ongoing business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. Productivity initiative gains reflect the gain from the sale of certain business units and premises. The following table shows the calculation of this ratio for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
(Dollars in millions)	March 31, 2015	March 31, 2014 (1)
Noninterest Expense	$849	$627
Less: Staff costs associated with fees from affiliates - support services	112	—
Less: Foreclosed asset expense and other credit costs	1	—
Less: Productivity initiative costs	28	1
Less: LIHC investment amortization expense	2	3
Less: Expenses of the LIHC consolidated VIEs	9	8
Less: Merger and business integration costs	9	17
Less: Net adjustments related to privatization transaction	8	10
Less: Intangible asset amortization	3	3
Net noninterest expense, as adjusted (a)	$677	$585
Total Revenue	$1,018	$864
Add: Net interest income taxable-equivalent adjustment	5	5
Less: Fees from affiliates - support services	121	—
Less: Productivity initiative gains	1	—
Less: Accretion related to privatization-related fair value adjustments	1	6
Less: Other credit costs	(4)	2
Total revenue, as adjusted (b)	$904	$861
Adjusted efficiency ratio (a)/(b)	74.90%	67.95%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Income Tax Expense
The effective income tax rate was 20% in the first quarter of 2015, compared with 30% for the first quarter of 2014. The overall decrease in the effective tax rate for the three-month period ended March 31, 2015 was primarily driven by the impact of larger discrete tax adjustments in the current quarter compared with the three month period ended March 31, 2014.
For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense" in Part II, Item 7. and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A. and Note 17 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of RMBS, CMBS, government-sponsored agency securities and U.S. Treasury bonds.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements included in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	March 31, 2015	December 31, 2014
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$27,979	$27,623	$356	1%
Commercial mortgage	13,923	14,016	(93)	(1)
Construction	1,996	1,746	250	14
Lease financing	776	800	(24)	(3)
Total commercial portfolio	44,674	44,185	489	1
Residential mortgage	28,558	28,977	(419)	(1)
Home equity and other consumer loans	3,081	3,117	(36)	(1)
Total consumer portfolio	31,639	32,094	(455)	(1)
Total loans held for investment, before purchased credit-impaired loans	76,313	76,279	34	—
Purchased credit-impaired loans	495	525	(30)	(6)
Total loans held for investment	$76,808	$76,804	$4	—%
Loans held for investment increased slightly from December 31, 2014 to March 31, 2015 due to organic growth in the commercial and industrial and construction loan portfolios, offset by a decrease in the residential mortgage lending portfolio.
Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.6 billion and $1.5 billion at March 31, 2015 and December 31, 2014, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.
As of March 31, 2015, our sovereign and non-sovereign debt exposure to European countries was not material.

Deposits
The table below presents our deposits as of March 31, 2015 and December 31, 2014.

			Increase (Decrease)
	March 31, 2015	December 31, 2014
(Dollars in millions)			Amount	Percent
Interest checking	$5,647	$6,622	$(975)	(15)%
Money market	33,120	33,899	(779)	(2)
Total interest bearing transaction and money market accounts	38,767	40,521	(1,754)	(4)
Savings	5,583	5,495	88	2
Time	8,537	9,454	(917)	(10)
Total interest bearing deposits	52,887	55,470	(2,583)	(5)
Noninterest bearing deposits	29,854	30,534	(680)	(2)
Total deposits	$82,741	$86,004	$(3,263)	(4)%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,791	$2,802	$(11)	—%
Time	2,751	2,852	(101)	(4)
Total brokered deposits	$5,542	$5,654	$(112)	(2)%
Core Deposits:
Total deposits	$82,741	$86,004	$(3,263)	(4)%
Less: total brokered deposits	5,542	5,654	(112)	(2)
Less: total foreign deposits and non-brokered domestic time deposits over $250,000	3,009	3,684	(675)	(18)
Total core deposits	$74,190	$76,666	$(2,476)	(3)%

At March 31, 2015, total deposits were $82.7 billion, down $3.3 billion compared with December 31, 2014. Core deposits at March 31, 2015 decreased to $74.2 billion compared with $76.7 billion at December 31, 2014. The decreases are substantially due to decreases in certain large escrow deposits, and total interest bearing transaction and money market accounts during the first quarter of 2015. Core deposits as a percentage of total deposits were 90% at March 31, 2015 and 89% at December 31, 2014.

Capital Management
Both the Company and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2015, management believes the capital ratios of the Company and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in January 2015. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2015 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In March 2015, the Company was informed by the Federal Reserve that it did not object to the Company's capital plan and subsequently disclosed the results of its annual company-run capital stress test in accordance with regulatory requirements.
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
In December 2014, the Federal Reserve approved MUAH's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules for the holding company, while MUB continues to be subject to the advanced approaches rules. Beginning January 1, 2015, MUAH calculates its regulatory capital ratios under the standardized approach of the U.S. Basel III rules, with certain provisions subject to phase-in periods. In January 2015, MUAH made a one-time permanent election to exclude AOCI from its regulatory capital ratio calculations under U.S. Basel III. The Bank continues to be subject to the elimination of the AOCI exclusion over the advanced approaches phase-in period. MUAH calculated its regulatory capital ratios under U.S. Basel I rules at December 31, 2014. The U.S. Basel III rules are scheduled to be substantially phased in by January 1, 2019.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of March 31, 2015 and the U.S. Basel I rules as of December 31, 2014.
MUFG Americas Holdings Corporation

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	March 31, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,480	n/a
Tier 1 capital	12,482	$12,367
Tier 2 capital	1,746	1,879
Total risk-based capital	$14,228	$14,246
Risk-weighted assets	$98,723	$96,663
Average total assets for leverage capital purposes	$110,467	$109,910

	U.S. Basel III		U.S. Basel I		Adequately Capitalized
(Dollars in millions)	March 31, 2015		December 31, 2014		March 31, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,480	12.64%	n/a	n/a	≥	$4,443	4.5%
Tier 1 capital (to risk-weighted assets)	12,482	12.64	$12,367	12.79%	≥	5,923	6.0
Total capital (to risk-weighted assets)	14,228	14.41	14,246	14.74	≥	7,898	8.0
Tier 1 leverage(1)	12,482	11.30	12,367	11.25	≥	4,419	4.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of March 31, 2015 and December 31, 2014.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	March 31, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,003	$12,087
Tier 1 capital	12,003	$12,088
Tier 2 capital	1,567	1,568
Total risk-based capital	$13,570	$13,656
Risk-weighted assets	$94,273	$92,367
Average total assets for leverage capital purposes	$109,049	$109,032

	U.S. Basel III				Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	March 31, 2015		December 31, 2014		March 31, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,003	12.73%	$12,087	13.09%	≥	$4,242	4.5%	≥	$6,128	6.5%
Tier 1 capital (to risk-weighted assets)	12,003	12.73	12,088	13.09	≥	5,656	6.0	≥	7,542	8.0
Total capital (to risk-weighted assets)	13,570	14.40	13,656	14.78	≥	7,542	8.0	≥	9,427	10.0
Tier 1 leverage(1)	12,003	11.01	12,088	11.09	≥	4,362	4.0	≥	5,452	5.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. These ratios are not codified within U.S. GAAP or federal banking regulations in effect at March 31, 2015. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

The following tables summarize the calculation of our tangible common equity ratios as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014 (1)
(Dollars in millions)
Total MUAH stockholder's equity	$15,200	$14,922
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(222)	(233)
Deferred tax liabilities related to goodwill and intangible assets	40	99
Tangible common equity (a)	$11,793	$11,563
Total assets	$113,698	$113,623
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(222)	(233)
Deferred tax liabilities related to goodwill and intangible assets	40	99
Tangible assets (b)	$110,291	$110,264
Tangible common equity ratio (a)/(b)	10.69%	10.49%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

The following tables summarize the calculation of our Tier 1 common capital ratios as of December 31, 2014:

(Dollars in millions)	December 31, 2014
Tier 1 capital under Basel III	$12,367
Junior subordinated debt payable to trusts	(51)
Tier 1 common equity (a)	12,316
Risk-weighted assets under Basel I (b)	$96,663
Tier 1 common capital ratio (a)/(b)	12.74%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at March 31, 2015 and December 31, 2014 was estimated to be 12.57% and 12.56%, respectively. The Company's transitional Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2014 was estimated to be 12.85%. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both March 31, 2015 and December 31, 2014.

The following table summarizes the calculation of our fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of March 31, 2015:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
March 31, 2015
(Dollars in millions)	(Estimated)
Common Equity tier 1 capital under U.S. Basel III (Transitional)	$12,480
Other	(80)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$12,400

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$98,723
Adjustments	(74)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$98,649

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	12.57%

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

The following table summarizes the calculation of our transitional and fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2014:

December 31, 2014
(Dollars in millions)	(Estimated)
Tier 1 capital under U.S. Basel I regulatory requirements	$12,367
Junior subordinated debt payable to trusts	(51)
U.S. Basel I Tier 1 common capital	12,316
Other	134
Common Equity tier 1 capital under U.S. Basel III (Transitional) (a)	12,450
Other	(117)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$12,333

Risk-weighted assets, determined in accordance with U.S. Basel I regulatory requirements	$96,663
Adjustments	205
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional) (c)	96,868
Adjustments	1,301
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (d)	$98,169

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized; transitional) (1) (a)/(c)	12.85%
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (2) (b)/(d)	12.56%

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

Credit Risk Management
One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, refer to the section “Credit Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K.

Allowance for Credit Losses
Allowance Policy and Methodology
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in the section “Allowance for Credit Losses” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 3 of our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.
Allowance and Related Provision for Credit Losses
The allowance for loan losses decreased $7 million to $530 million as of March 31, 2015, compared with $537 million at December 31, 2014. This decrease reflected continued low loss experience in our overall loan portfolio. The unallocated allowance totaled $20 million at March 31, 2015 and December 31, 2014, reflecting probable losses due to the drought in California.

Our ratio of nonaccrual loans to total loans held for investment was 0.47% at March 31, 2015 and 0.49 percent at December 31, 2014. Our ratio of allowance for loan losses to total loans held for investment decreased to 0.69% at March 31, 2015 from 0.70% at December 31, 2014. Annualized net loans charged-off to average total loans held for investment was 0.01% for the quarter ended March 31, 2015, compared with an annualized net loans recovered to average total loans held for investment of 0.04% for the quarter ended March 31, 2014. Criticized credits in the commercial segment were $1.3 billion at March 31, 2015 and $1.1 billion at December 31, 2014. Criticized credits are those that have regulatory risk grades of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended March 31,
(Dollars in millions)	2015	2014
Balance, beginning of period	$537	$568
(Reversal of) provision for loan losses	(3)	(16)
Other	(1)	(1)
Loans charged-off:
Commercial and industrial	(1)	(5)
Commercial mortgage	(3)	(1)
Total commercial portfolio	(4)	(6)
Residential mortgage	(1)	(1)
Home equity and other consumer loans	(2)	(2)
Total consumer portfolio	(3)	(3)
Total loans charged-off	(7)	(9)
Recoveries of loans previously charged-off:
Commercial and industrial	4	11
Construction	—	3
Total commercial portfolio	4	14
Home equity and other consumer loans	—	1
Total consumer portfolio	—	1
Total recoveries of loans previously charged-off	4	15
Net loans recovered (charged-off)	(3)	6
Ending balance of allowance for loan losses	530	557
Allowance for losses on unfunded credit commitments	158	148
Total allowance for credit losses	$688	$705

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

The following table sets forth an analysis of nonperforming assets:

	March 31, 2015	December 31, 2014	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Commercial and industrial	$52	$55	$(3)	(5)%
Commercial mortgage	40	40	—	—
Total commercial portfolio	92	95	(3)	(3)
Residential mortgage	221	231	(10)	(4)
Home equity and other consumer loans	39	40	(1)	(3)
Total consumer portfolio	260	271	(11)	(4)
Total nonaccrual loans, before purchased credit-impaired loans	352	366	(14)	(4)
Purchased credit-impaired loans	9	9	—	—
Total nonaccrual loans	361	375	(14)	(4)
OREO	29	36	(7)	(19)
Total nonperforming assets	$390	$411	$(21)	(5)%
Troubled debt restructurings:
Accruing	$329	$283	$46	16%
Nonaccruing (included in total nonaccrual loans above)	$184	$184	$—	—%
Total troubled debt restructurings	$513	$467	$46	10%
Troubled Debt Restructurings
TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to the original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers or changes, and payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are typically initially placed on nonaccrual and a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, borrower performance under previous loan terms.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2015 and December 31, 2014. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Commercial and industrial	$154	$100	0.55%	0.36%
Commercial mortgage	25	28	0.18	0.20
Total commercial portfolio	179	128	0.40	0.29
Residential mortgage	303	308	1.06	1.06
Home equity and other consumer loans	31	30	1.00	0.97
Total consumer portfolio	334	338	1.06	1.05
Total restructured loans, excluding purchased credit-impaired loans	$513	$466	0.67%	0.61%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $4 million and $3 million at March 31, 2015 and December 31, 2014, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $52 million and $47 million at March 31, 2015 and December 31, 2014, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.
Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, finance and insurance services, real estate and leasing, oil and gas, utilities, manufacturing and wholesale trade. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10% of our total loans held for investment at either March 31, 2015 or December 31, 2014.
The Company had total loan commitments of $7.8 billion to the oil and gas sector, of which $3.9 billion were outstanding as of March 31, 2015, representing 5.1% of total loans held for investment. As of March 31, 2015, 89% of our total commitments were to exploration and production companies, 5% to integrated oil and gas borrowers, 3% to refining companies, 2% to service companies and 1% to transportation companies. As of March 31, 2015, more than 80% of our outstanding oil and gas loans were reserve-based loans. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its assumptions used to calculate a borrower's reserve value as part of its assessment of the commitment amount.
     As of March 31, 2015, criticized oil and gas loans outstanding were $159 million compared with $151 million at December 31, 2014, while nonaccruals remained flat at less than $1 million. There were no charge-offs during the quarters ended March 31, 2015 or December 31, 2014. In addition, the allowance for loan losses reflected the market conditions within the oil and gas sector as well as portfolio migration.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2015, 53% of the Company’s construction loan portfolio was concentrated in California. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2015, 67% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in New York, and 7% to borrowers in the state of Washington.

Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At March 31, 2015, payment terms on 45% of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consists of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33% and 32% of these home equity loans and lines were supported by first liens on residential properties at March 31, 2015 and December 31, 2014, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at March 31, 2015 and December 31, 2014.
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

(Dollars in millions)	March 31, 2015	December 31, 2014
Effect on net interest income:
Increase 200 basis points	$103.0	$107.0
as a percentage of base case net interest income	3.69%	3.88%
Decrease 100 basis points	$(79.4)	$(68.5)
as a percentage of base case net interest income	(2.85)%	(2.48)%

An increase in rates increases net interest income. During the first quarter of 2015, the Bank's asset sensitive profile decreased due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior, but given the current rate and credit environment, may be prone to lowered predictive capability when determining the borrower's propensity or ability to prepay their mortgage. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At March 31, 2015 and December 31, 2014, our ALM securities portfolio fair values were $21.0 billion and $20.3 billion, respectively. Our ALM securities portfolio consists of securities issued by the U.S. Treasury, U.S government-sponsored agencies, RMBS, CMBS, Cash Flow CLOs, and had an expected weighted average life of 4.0 years at March 31, 2015. At March 31, 2015, approximately $6.6 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2015, we purchased $1.7 billion and sold $0.5 billion of securities, as part of our investment portfolio strategy, while $0.7 billion of ALM securities matured, were paid down, or were called. To reduce the impact of price volatility on AOCI and in consideration of changes in regulatory capital requirements under U.S. Basel III rules, the Bank increased securities held to maturity from 41% of total ALM securities at December 31, 2014 to 45% of total ALM securities at March 31, 2015.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.2 years at March 31, 2015, compared to 3.5 years at December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.2 years suggests an expected price decrease of approximately 3.2% for an immediate 1.0% parallel increase in interest rates.

In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.6 billion of direct bank purchase bonds that are largely managed within our Commercial Banking operating segment. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.
ALM and Other Risk Management Derivatives
Since December 31, 2014, the notional amount of the ALM derivatives portfolio increased by $2.5 billion as we entered into receive fixed interest rate swap contracts to hedge floating rate commercial loans.
Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 8 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q and Note 12 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

(Dollars in millions)	March 31, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$12,750	$10,250	$2,500
Total ALM derivatives	12,750	10,250	2,500
Other risk management derivatives	477	286	191
Total ALM and other risk management derivatives	$13,227	$10,536	$2,691

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$127	$36	$91
Gross negative fair value	—	4	(4)
Positive (negative) fair value of ALM derivatives, net	127	32	95
Other risk management derivatives:
Gross positive fair value	3	2	1
Gross negative fair value	3	3	—
Positive (negative) fair value of other risk management derivatives, net	—	(1)	1
Positive (negative) fair value of ALM and other risk management derivatives, net	$127	$31	$96

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
As of March 31, 2015, we had notional amounts of $49.1 billion of interest rate derivative contracts, $3.6 billion of foreign exchange derivative contracts and $3.5 billion of commodity derivative contracts. We enter into these agreements for the principal purpose of accommodating the needs of our customers. We generally take offsetting positions in these transactions to mitigate our exposure to market risk. As of March 31, 2015, notional amounts of $1.2 billion, $0.9 billion and $3.7 billion of foreign exchange, commodity and equity contracts, respectively, represented our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
The following table provides the notional value and the fair value of our trading derivatives portfolio as of March 31, 2015 and December 31, 2014, and the change in fair value between March 31, 2015 and December 31, 2014:

(Dollars in millions)	March 31, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$49,081	$46,944	$2,137
Commodity contracts	4,414	4,741	(327)
Foreign exchange contracts(1)	4,839	5,232	(393)
Equity contracts	3,652	3,797	(145)
Other contracts	—	—	—
Total	$61,986	$60,714	$1,272
Fair value of positions held for trading purposes:
Gross positive fair value	$1,954	$1,760	$194
Gross negative fair value	1,839	1,617	222
Positive fair value of positions, net	$115	$143	$(28)

(1)	Excludes spot contracts with a notional amount of $0.5 billion and $0.7 billion at March 31, 2015 and December 31, 2014, respectively.
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
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro-forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro-forma forecast and assessment of the Bank’s capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific, and systemic market scenarios, as well as a combination scenario that adversely affects the Bank’s liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and financing or selling assets.
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
In response to balance sheet changes, wholesale funding increased $2.2 billion to $14.4 billion at March 31, 2015 from $12.2 billion at December 31, 2014. Total deposits decreased $3.3 billion from $86.0 billion at December 31, 2014 to $82.7 billion at March 31, 2015.
Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2015, our core deposits totaled $74.2 billion and our total loan-to-total core deposit ratio was 102.8%.
The Bank and the Company maintain a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank and the Company's liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB and the Federal Reserve Bank. As of March 31, 2015, the Bank had $1.0 billion of borrowings outstanding with the FHLB, and the Bank had a remaining combined unused borrowing capacity from the FHLB and the Federal Reserve Bank of $42.1 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $1.3 billion to $14.3 billion at March 31, 2015 from $13.0 billion at December 31, 2014.

•	The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.9 billion at March 31, 2015.

•
The Company has direct access to the capital markets through a shelf registration statement with the SEC. In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of March 31, 2015, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.
Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In December 2014, Moody's confirmed our ratings and assigned a Stable outlook. In March 2015, Moody’s published a new bank ratings methodology that applies to all banks globally, including MUAH and its subsidiaries. In connection with the application of this new methodology, the Bank’s long-term deposit rating is on review for upgrade, while the Bank's long- and short-term senior unsecured debt ratings are on review for downgrade. This action by Moody's has not had a significant impact on the Company's cost of funds. Our credit ratings could also be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2014 Form 10-K, and in Part II, Item 1A. "Risk Factors" in this Form 10-Q.

The following table provides our credit ratings as of March 31, 2015:

		MUFG Union Bank, N.A.		MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A+	A
	Short-term	—	A-1	A-1
Moody's	Long-term	A2	A2	A3
	Short-term	P-1	P-1	—
Fitch	Long-term	A+	A	A
	Short-term	F1	F1	F1

In September 2014, the OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR generally applies to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule applies a less stringent modified LCR to BHCs that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, an LCR equal to at least 100% based on the entity's total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. The phase-in period begins on January 1, 2016, with full compliance required by January 1, 2017.

The Company is currently evaluating the final rule's impact on its businesses; however, the Company expects to meet or exceed the LCR requirements within the regulatory timelines. For information regarding this rule, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards-Liquidity Coverage Ratio" in Part I, Item 1. in our 2014 Form 10-K and “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” in Part I, Item 1A. “Risk Factors” in this Form 10-Q.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputational risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber attacks. See “We are subject to operational risks, including cybersecurity risks” in Part II, Item 1A. “Risk Factors” in this Form 10-Q. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.

Business Segments

We have five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, U.S. Corporate Banking, Transaction Banking, and Investment Banking & Markets. For a more detailed description of these reportable segments, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
Unlike U.S. Generally Accepted Accounting Principles (U.S. GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  During 2014, the Company revised the funds transfer pricing methodology with respect to reference rates for certain commercial deposits. The Company also continued to refine its organizational structure resulting from the internal management structure implemented as part of the BTMU Americas Holdings business integration initiative. In addition, effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects", which was required to be applied retrospectively upon adoption. These investments are part of our Commercial Banking segment. Prior period results have been adjusted to reflect these changes. For a description of these methodologies, see Note 12 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
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
The following table sets forth the results for the Retail Banking & Wealth Markets segment:

Retail Banking & Wealth Markets
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$324	$347	$(23)	(7)%
Noninterest income	86	79	7	9
Total revenue	410	426	(16)	(4)
Noninterest expense	353	335	18	5
(Reversal of) provision for credit losses	2	(6)	8	(133)
Income before income taxes and including noncontrolling interests	55	97	(42)	(43)
Income tax expense	21	38	(17)	(45)
Net income attributable to MUAH	$34	$59	$(25)	(42)
Average balances - Market View
Total loans held for investment	$35,924	$33,177	$2,747	8%
Total assets	37,530	34,773	2,757	8
Total deposits	40,394	40,306	88	—

Net interest income decreased due to lower loan yields in the first quarter of 2015, partially offset by an increase in average loans held for investment. In the first quarter of 2014, the reversal of the provision for credit losses was driven by an improvement in customer credit quality.

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
The following table sets forth the results for the Commercial Banking segment:

Commercial Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$241	$232	$9	4%
Noninterest income	49	43	6	14
Total revenue	290	275	15	5
Noninterest expense	97	88	9	10
(Reversal of) provision for credit losses	12	16	(4)	(25)
Income before income taxes and including noncontrolling interests	181	171	10	6
Income tax expense	53	52	1	2
Net income attributable to MUAH	$128	$119	$9	8
Average balances - Market View
Total loans held for investment	$35,469	$29,434	$6,035	21%
Total assets	39,217	33,311	5,906	18
Total deposits	13,171	12,607	564	4

Net interest income increased as a result of strong organic loan growth, partially offset by a decrease in loan yields. The increase in noninterest income was primarily driven by an increase in fee income in the first quarter of 2015. The provision for credit losses reflected a deterioration in certain customers' credit quality.

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
The following table sets forth the results for the U.S. Corporate Banking segment:

U.S. Corporate Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$45	$36	$9	25%
Noninterest income	32	19	13	68
Total revenue	77	55	22	40
Noninterest expense	44	16	28	175
(Reversal of) provision for credit losses	(3)	(16)	13	81
Income before income taxes and including noncontrolling interests	36	55	(19)	(35)
Income tax expense	14	21	(7)	(33)
Net income attributable to MUAH	$22	$34	$(12)	(35)
Average balances - Market View
Total loans held for investment	$4,975	$4,744	$231	5%
Total assets	5,354	5,038	316	6
Total deposits	6,122	3,536	2,586	73

Net interest income increased as a result of a higher funds transfer pricing credit due to organic deposit growth. Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. In the first quarter of 2014, the reversal of the provision for credit losses was driven by an improvement in customer credit quality.

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

The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$115	$105	$10	10%
Noninterest income	47	40	7	18
Total revenue	162	145	17	12
Noninterest expense	102	87	15	17
(Reversal of) provision for credit losses	1	1	—	—
Income before income taxes and including noncontrolling interests	59	57	2	4
Income tax expense	23	23	—	—
Net income attributable to MUAH	$36	$34	$2	6
Average balances - Market View
Total loans held for investment	$44	$174	$(130)	(75)%
Total assets	1,713	1,504	209	14
Total deposits	36,944	31,337	5,607	18

Transaction Banking earns revenue primarily from a net interest income transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. Net interest income increased substantially due to organic deposit growth. Noninterest income increased due to higher trust management fees during the first quarter of 2015, while noninterest expense increased in part as a result of costs associated with higher deposit balances.

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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$35	$46	$(11)	(24)%
Noninterest income	63	50	13	26
Total revenue	98	96	2	2
Noninterest expense	53	27	26	96
(Reversal of) provision for credit losses	(14)	15	(29)	(193)
Income before income taxes and including noncontrolling interests	59	54	5	9
Income tax expense	9	12	(3)	(25)
Net income attributable to MUAH	$50	$42	$8	19
Average balances - Market View
Total loans held for investment	$3,649	$4,141	$(492)	(12)%
Total assets	6,258	6,534	(276)	(4)
Total deposits	2,914	3,549	(635)	(18)

Net interest income decreased as a result of lower average loan balances as well as a lower funds transfer pricing credit due to a decrease in deposit balances. Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. In the first quarter of 2015, the reversal of the provision for credit losses reflected low loss experience in the loan portfolio. In the first quarter of 2014, the provision for credit losses reflected a modest deterioration in certain customers' credit quality.

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
The following table sets forth the results for Other:

Other
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$21	$8	$13	163%
Noninterest income	109	(6)	115	nm
Total revenue	130	2	128	nm
Noninterest expense	247	109	138	127
(Reversal of) provision for credit losses	2	2	—	—
Income before income taxes and including noncontrolling interests	(119)	(109)	(10)	(9)
Income tax expense	(44)	(41)	(3)	(7)
Net income (loss) including noncontrolling interests	(75)	(68)	(7)	(10)
Deduct: net loss from noncontrolling interests	5	5	—	—
Net income attributable to MUAH	$(70)	$(63)	$(7)	(11)
Average balances - Market View
Total loans held for investment	$250	$318	$(68)	(21)%
Total assets	26,690	28,462	(1,772)	(6)
Total deposits	5,730	6,995	(1,265)	(18)

nm	not meaningful

Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative.

Critical Accounting Estimates
MUAH’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit loss inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the expected cash flows related to our acquired loans, the assumptions used in measuring our pension obligations, transfer pricing and assumptions regarding our effective tax rates.
For each financial reporting period, our most significant estimates are presented to and discussed with the Audit & Finance Committee of our Board of Directors.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2014 Form 10-K. There have been no material changes to these critical accounting estimates during the first quarter of 2015.
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
During the quarter ended March 31, 2015, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. affiliate. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended March 31, 2015, the aggregate interest and fee income relating to these transactions was less than ¥30 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2015, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of March 31, 2015. For the quarter ended March 31, 2015, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
A discussion of our market risk exposure is incorporated by reference to Part I, Item 2. of this Form 10-Q under the caption “Risk Management - Market Risk Management” and to Part II, Item 1A. of this Form 10-Q under the caption “Risk Factors.”
Item 4.   Controls and Procedures
Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2015. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. During the first quarter of 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2015	2014
Interest Income
Loans	$678	$667
Securities	102	115
Other	3	5
Total interest income	783	787
Interest Expense
Deposits	52	62
Commercial paper and other short-term borrowings	1	1
Long-term debt	47	41
Total interest expense	100	104
Net Interest Income	683	683
Provision for credit losses	3	—
Net interest income after provision for credit losses	680	683
Noninterest Income
Service charges on deposit accounts	49	51
Trust and investment management fees	28	26
Trading account activities	8	16
Securities gains, net	3	2
Credit facility fees	30	28
Merchant banking fees	20	24
Brokerage commissions and fees	13	13
Card processing fees, net	8	8
Fees from affiliates	166	—
Other, net	10	13
Total noninterest income	335	181
Noninterest Expense
Salaries and employee benefits	567	388
Net occupancy and equipment	80	71
Professional and outside services	77	55
Intangible asset amortization	10	13
Regulatory assessments	13	15
Other	102	85
Total noninterest expense	849	627
Income before income taxes and including noncontrolling interests	166	237
Income tax expense	34	70
Net Income Including Noncontrolling Interests	132	167
Deduct: Net loss from noncontrolling interests	5	5
Net Income Attributable to MUAH	$137	$172
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2015	2014
Net Income Attributable to MUAH	$137	$172
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	52	(9)
Net change in unrealized gains (losses) on investment securities	73	68
Foreign currency translation adjustment	(7)	(2)
Net change in gains (losses) on pension and other postretirement benefits	14	8
Total other comprehensive income (loss)	132	65
Comprehensive Income (Loss) Attributable to MUAH	269	237
Comprehensive loss from noncontrolling interests	(5)	(5)
Total Comprehensive Income (Loss)	$264	$232
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2015	December 31, 2014
Assets
Cash and due from banks	$1,735	$1,759
Interest bearing deposits in banks	2,787	3,930
Federal funds sold and securities purchased under resale agreements	92	62
Total cash and cash equivalents	4,614	5,751
Trading account assets	1,233	1,114
Securities available for sale	13,338	13,724
Securities held to maturity (Fair value $9,333 at March 31, 2015 and $8,412 at December 31, 2014)	9,125	8,291
Loans held for investment	76,808	76,804
Allowance for loan losses	(530)	(537)
Loans held for investment, net	76,278	76,267
Premises and equipment, net	623	621
Goodwill	3,225	3,225
Other assets	5,262	4,630
Total assets	$113,698	$113,623
Liabilities
Deposits:
Noninterest bearing	$29,854	$30,534
Interest bearing	52,887	55,470
Total deposits	82,741	86,004
Commercial paper and other short-term borrowings	3,475	2,704
Long-term debt	8,856	6,972
Trading account liabilities	944	894
Other liabilities	2,266	1,897
Total liabilities	98,282	98,471
Commitments, contingencies and guarantees—See Note 11
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of March 31, 2015 and December 31, 2014	136	136
Additional paid-in capital	7,241	7,232
Retained earnings	8,420	8,283
Accumulated other comprehensive loss	(597)	(729)
Total MUAH stockholder's equity	15,200	14,922
Noncontrolling interests	216	230
Total equity	15,416	15,152
Total liabilities and equity	$113,698	$113,623
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	MUAH Stockholder's Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Beginning Balance at December 31, 2013	$136	$7,191	$7,512	$(624)	$253	$14,468
Cumulative effect from change in accounting principle for LIHC investments (1)	—	—	(54)	—	—	(54)
Adjusted Beginning Balance December 31, 2013	136	7,191	7,458	(624)	253	14,414
Net income (loss)	—	—	172	—	(5)	167
Other comprehensive income (loss), net of tax	—	—	—	65	—	65
Compensation—restricted stock units	—	5	—	—	—	5
Other	—	—	—	—	3	3
Net change	—	5	172	65	(2)	240
Balance March 31, 2014	$136	$7,196	$7,630	$(559)	$251	$14,654

Beginning Balance December 31, 2014	$136	$7,232	$8,346	$(729)	$230	$15,215
Cumulative effect from change in accounting principle for LIHC investments (1)	—	—	(63)	—	—	(63)
Adjusted Beginning Balance December 31, 2014	136	7,232	8,283	(729)	230	15,152
Net income (loss)	—	—	137	—	(5)	132
Other comprehensive income (loss), net of tax	—	—	—	132	—	132
Compensation—restricted stock units	—	9	—	—	—	9
Other	—	—	—	—	(9)	(9)
Net change	—	9	137	132	(14)	264
Balance March 31, 2015	$136	$7,241	$8,420	$(597)	$216	$15,416

(1)	For additional information on LIHC investments, see Note 1 and Note 4 to these unaudited condensed consolidated financial statements.
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2015	2014
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$132	$167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	3	—
Depreciation, amortization and accretion, net	111	79
Stock-based compensation—restricted stock units	9	5
Deferred income taxes	113	93
Net gains on sales of securities	(3)	(2)
Net decrease (increase) in trading account assets	(119)	11
Net decrease (increase) in other assets	(80)	(263)
Net increase (decrease) in trading account liabilities	50	(9)
Net increase (decrease) in other liabilities	181	(119)
Loans originated for sale	(362)	(132)
Net proceeds from sale of loans originated for sale	291	100
Pension and other postretirement benefits adjustment	(158)	(92)
Other, net	—	(3)
Total adjustments	36	(332)
Net cash provided by (used in) operating activities	168	(165)
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	324	334
Proceeds from paydowns and maturities of securities available for sale	441	511
Purchases of securities available for sale	(485)	(328)
Proceeds from paydowns and maturities of securities held to maturity	377	161
Purchases of securities held to maturity	(1,146)	(1,482)
Proceeds from sales of loans	36	2
Net decrease (increase) in loans	(91)	(1,603)
Purchases of other investments	(77)	(52)
Other, net	(52)	(51)
Net cash provided by (used in) investing activities	(673)	(2,508)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(3,263)	1,078
Net increase (decrease) in commercial paper and other short-term borrowings	771	97
Proceeds from issuance of long-term debt	2,697	—
Repayment of long-term debt	(817)	—
Other, net	(11)	—
Change in noncontrolling interests	(9)	2
Net cash provided by (used in) financing activities	(632)	1,177
Net change in cash and cash equivalents	(1,137)	(1,496)
Cash and cash equivalents at beginning of period	5,751	6,203
Cash and cash equivalents at end of period	$4,614	$4,707
Cash Paid During the Period For:
Interest	$76	$93
Income taxes, net	21	(5)
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	80	1
Transfer of loans held for investment to other real estate owned assets	3	2
See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (the Bank or MUB). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-1 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2015 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).
The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed, the evaluation of other-than-temporary impairment on investment securities (Note 2), the allowance for credit losses (Note 3), purchased credit-impaired loans (Note 3), goodwill impairment, income taxes, fair value of financial instruments (Note 7), hedge accounting (Note 8) and pension accounting (Note 10).

During the fourth quarter of 2014, the Company identified that certain noncash items related to the amortization and accretion of interest income and expense on loans held for investment, and activities related to loan syndications, had been reported as cash flows from investing activities but should have been presented as cash flows from operating activities.  The loan syndication activities were also incorrectly reported as noncash transfers from loans held for investment to loans held for sale in the supplemental schedule of noncash investing and financing activities. The Company corrected the March 31, 2014 presentation to appropriately reflect the presentation adopted in the fourth quarter of 2014. The Company has evaluated the effect of the incorrect presentation and determined that the errors were not material, either individually or in the aggregate, to any of the Company’s previously filed annual or quarterly consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The following tables display the affected line items for three months ended March 31, 2014:

	For the Three Months Ended March 31, 2014
(Dollars in millions)	As Previously Reported	Reclassification Amounts	As Revised
Cash Flows from Operating Activities:
Depreciation, amortization and accretion, net	$101	$(22)	$79
Loans originated for sale	(68)	(64)	(132)
Net proceeds from sale of loans originated for sale	69	31	100
Net cash provided by (used in) operating activities	(110)	(55)	(165)

Cash Flows from Investing Activities:
Proceeds from sales of loans	33	(31)	2
Net decrease (increase) in loans	(1,689)	86	(1,603)
Net cash provided by (used in) investing activities	(2,563)	55	(2,508)

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	1,177	—	1,177

Net change in cash and cash equivalents	$(1,496)	$—	$(1,496)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	$65	$(64)	$1
Recently Adopted Accounting Pronouncements
Effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects."
As a result of adopting ASU 2014-1, the Company made an accounting policy election to account for its LIHC investments under the proportional amortization method, when such requirements are met to apply that methodology. Under the proportional amortization method, the Company amortizes the initial investment in proportion to the tax credits and other tax benefits allocated to the Company, with amortization recognized in the income statement as a component of income tax expense. Adoption of this guidance was required to be made retrospectively.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The consolidated balance sheet as of December 31, 2014; the changes in stockholder's equity for the three months ended March 31, 2014; and consolidated statements of income and comprehensive income for the three months ended March 31, 2014 have been adjusted to reflect adoption of this guidance as follows:

	December 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Other assets	$4,685	$(55)	$4,630
Other liabilities	1,889	8	1,897
Retained earnings	8,346	(63)	8,283

	December 31, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Retained earnings	$7,512	$(54)	$7,458

	For the Three Months Ended
	March 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Noninterest expense
Other	$102	$(17)	$85
Income before income taxes and including noncontrolling interests	220	17	237
Income tax expense	50	20	70
Net Income Attributable to MUAH	$175	$(3)	$172
Recently Issued Accounting Pronouncements
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, which now requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The guidance is effective for periods beginning on January 1, 2016, with early adoption permitted and the standard must be applied retrospectively. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or result of operations.
Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which provides an employer whose fiscal year-end does not coincide with a calendar month-end a practical expedient to measure defined benefit retirement obligations and related plan assets using the month-end that is closest to its fiscal year-end (rather than the exact date of the fiscal year-end). For an employer that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations (such as a plan amendment, settlement, or curtailment), the ASU also provide a practical expedient that permits the employer to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event (rather than the exact date of the event). The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Instead, an entity would be required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. The guidance is effective for interim and annual periods beginning on January 1, 2016 and should be applied retrospectively to all periods presented. Earlier application is permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Note 2—Securities

Securities Available for Sale

At March 31, 2015 and December 31, 2014, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	March 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$147	$2	$—	$149
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,249	9	30	7,228
Privately issued	155	2	1	156
Privately issued - commercial mortgage-backed securities	1,573	33	2	1,604
Collateralized loan obligations	2,503	4	20	2,487
Other	8	1	—	9
Asset Liability Management securities	11,635	51	53	11,633
Other debt securities:
Direct bank purchase bonds	1,626	44	23	1,647
Other	50	—	1	49
Equity securities	8	2	1	9
Total securities available for sale	$13,319	$97	$78	$13,338

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$7,649	$2	$91	$7,560
Privately issued	166	3	1	168
Privately issued - commercial mortgage-backed securities	1,689	15	13	1,691
Collateralized loan obligations	2,527	4	37	2,494
Other	8	1	—	9
Asset Liability Management securities	12,039	25	142	11,922
Other debt securities:
Direct bank purchase bonds	1,719	49	27	1,741
Other	53	—	1	52
Equity securities	8	2	1	9
Total securities available for sale	$13,819	$76	$171	$13,724

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2015 and December 31, 2014 are shown below, identified for periods less than 12 months, and 12 months or more.

	March 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$2,664	$8	$2,672	$22	$5,336	$30
Privately issued	2	—	47	1	49	1
Privately issued - commercial mortgage-backed securities	204	1	95	1	299	2
Collateralized loan obligations	583	2	1,385	18	1,968	20
Other	—	—	1	—	1	—
Asset Liability Management securities	3,453	11	4,200	42	7,653	53
Other debt securities:
Direct bank purchase bonds	59	2	918	21	977	23
Other	—	—	22	1	22	1
Equity securities	1	1	5	—	6	1
Total securities available for sale	$3,513	$14	$5,145	$64	$8,658	$78

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$611	$1	$6,258	$90	$6,869	$91
Privately issued	9	—	49	1	58	1
Privately issued - commercial mortgage-backed securities	143	—	842	13	985	13
Collateralized loan obligations	657	6	1,481	31	2,138	37
Other	—	—	1	—	1	—
Asset Liability Management securities	1,420	7	8,631	135	10,051	142
Other debt securities:
Direct bank purchase bonds	75	3	937	24	1,012	27
Other	—	—	22	1	22	1
Equity securities	1	1	5	—	6	1
Total securities available for sale	$1,496	$11	$9,595	$160	$11,091	$171

At March 31, 2015, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2015, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

Note 2—Securities (Continued)

Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2015, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2015
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$149	$—	$—	$149
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	11	437	6,780	7,228
Privately issued	—	4	—	152	156
Commercial mortgage-backed securities	—	—	37	1,567	1,604
Collateralized loan obligations	30	54	806	1,597	2,487
Other	—	2	7	—	9
Asset Liability Management securities	30	220	1,287	10,096	11,633
Other debt securities:
Direct bank purchase bonds	12	503	675	457	1,647
Other	3	12	2	32	49
Total debt securities available for sale	$45	$735	$1,964	$10,585	$13,329

Note 2—Securities (Continued)

The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2015	2014
Proceeds from sales	$324	$334
Gross realized gains	5	2
Gross realized losses	—	—

Securities Held to Maturity
The securities held to maturity consist of residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities and U.S. government-sponsored agencies. Management has asserted the positive intent and ability to hold these securities to maturity. At March 31, 2015 and December 31, 2014, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	March 31, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$487	$—	$—	$487	$10	$—	$497
U.S. government-sponsored agencies	497	—	—	497	1	—	498
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	6,479	5	63	6,421	127	3	6,545
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,800	—	80	1,720	75	2	1,793
Total securities held to maturity	$9,263	$5	$143	$9,125	$213	$5	$9,333

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$486	$—	$—	$486	$3	$—	$489
U.S. government-sponsored agencies	125	—	—	125	—	—	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	6,002	6	66	5,942	76	5	6,013
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,820	—	82	1,738	53	6	1,785
Total securities held to maturity	$8,433	$6	$148	$8,291	$132	$11	$8,412

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2015 and December 31, 2014 are shown below, separately for periods less than 12 months, and 12 months or more.

	March 31, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government-sponsored agencies	$200	$—	$—	$—	$—	$—	$200	$—	$—
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	503	—	3	1,976	63	—	2,479	63	3
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	47	—	—	1,561	80	2	1,608	80	2
Total securities held to maturity	$750	$—	$3	$3,537	$143	$2	$4,287	$143	$5

	December 31, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$399	$—	$1	$2,341	$66	$4	$2,740	$66	$5
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	134	—	—	1,552	82	6	1,686	82	6
Total securities held to maturity	$533	$—	$1	$3,893	$148	$10	$4,426	$148	$11
The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2015
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$487	$497	$—	$—	$—	$—	$487	$497
U.S. government-sponsored agencies	75	75	422	423	—	—	497	498
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	6,421	6,545	6,421	6,545
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	51	794	853	877	889	1,720	1,793
Total securities held to maturity	$611	$623	$1,216	$1,276	$7,298	$7,434	$9,125	$9,333

Note 2—Securities (Continued)

Securities Collateral
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
At March 31, 2015, the Company had $6.4 billion of securities pledged as collateral to secure public and trust deposits, of which $6.3 billion were classified as available for sale and $0.1 billion were classified as held to maturity. The secured party cannot resell or repledge these securities.
At March 31, 2015 and December 31, 2014, the Company accepted securities as collateral for reverse repurchase agreements that it is permitted by contract to sell or repledge of $86 million and $61 million, respectively, none of which has been repledged. These securities were received as collateral for secured lending activities and are not recognized on the Company's balance sheet.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2014 Form 10-K.
Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at March 31, 2015 and December 31, 2014:

(Dollars in millions)	March 31, 2015	December 31, 2014
Loans held for investment:
Commercial and industrial	$27,979	$27,623
Commercial mortgage	13,923	14,016
Construction	1,996	1,746
Lease financing	776	800
Total commercial portfolio	44,674	44,185
Residential mortgage	28,558	28,977
Home equity and other consumer loans	3,081	3,117
Total consumer portfolio	31,639	32,094
Total loans held for investment, before purchased credit-impaired loans	76,313	76,279
Purchased credit-impaired loans(1)	495	525
Total loans held for investment(2)	76,808	76,804
Allowance for loan losses	(530)	(537)
Loans held for investment, net	$76,278	$76,267

(1)
Includes $116 million and $126 million as of March 31, 2015 and December 31, 2014, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements.

(2)	Includes $150 million and $151 million at March 31, 2015 and December 31, 2014, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$465	$49	$3	$20	$537
(Reversal of) provision for loan losses	(5)	2	—	—	(3)
Other	(1)	—	—	—	(1)
Loans charged-off	(4)	(3)	—	—	(7)
Recoveries of loans previously charged-off	4	—	—	—	4
Allowance for loan losses, end of period	$459	$48	$3	$20	$530

	For the Three Months Ended March 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	51	(12)	2	(57)	(16)
Other	(1)	—	—	—	(1)
Loans charged-off	(6)	(3)	—	—	(9)
Recoveries of loans previously charged-off	14	1	—	—	15
Allowance for loan losses, end of period	$479	$55	$3	$20	$557

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2015 and December 31, 2014:

	March 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$20	$16	$—	$—	$36
Collectively evaluated for impairment	439	32	—	20	491
Purchased credit-impaired loans	—	—	3	—	3
Total allowance for loan losses	$459	$48	$3	$20	$530

Loans held for investment:
Individually evaluated for impairment	$204	$333	$1	$—	$538
Collectively evaluated for impairment	44,470	31,306	—	—	75,776
Purchased credit-impaired loans	—	—	494	—	494
Total loans held for investment	$44,674	$31,639	$495	$—	$76,808

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$18	$16	$—	$—	$34
Collectively evaluated for impairment	447	33	—	20	500
Purchased credit-impaired loans	—	—	3	—	3
Total allowance for loan losses	$465	$49	$3	$20	$537

Loans held for investment:
Individually evaluated for impairment	$164	$338	$1	$—	$503
Collectively evaluated for impairment	44,021	31,756	—	—	75,777
Purchased credit-impaired loans	—	—	524	—	524
Total loans held for investment	$44,185	$32,094	$525	$—	$76,804

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2015 and December 31, 2014:

(Dollars in millions)	March 31, 2015	December 31, 2014
Commercial and industrial	$52	$55
Commercial mortgage	40	40
Total commercial portfolio	92	95
Residential mortgage	221	231
Home equity and other consumer loans	39	40
Total consumer portfolio	260	271
Total nonaccrual loans, before purchased credit-impaired loans	352	366
Purchased credit-impaired loans	9	9
Total nonaccrual loans	$361	$375
Troubled debt restructured loans that continue to accrue interest	$329	$283
Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$184	$184

The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$28,716	$28	$11	$39	$28,755
Commercial mortgage	13,890	24	9	33	13,923
Construction	1,996	—	—	—	1,996
Total commercial portfolio	44,602	52	20	72	44,674
Residential mortgage	28,408	89	61	150	28,558
Home equity and other consumer loans	3,052	17	12	29	3,081
Total consumer portfolio	31,460	106	73	179	31,639
Total loans held for investment, excluding purchased credit-impaired loans	$76,062	$158	$93	$251	$76,313

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$28,392	$19	$12	$31	$28,423
Commercial mortgage	13,991	21	4	25	14,016
Construction	1,744	2	—	2	1,746
Total commercial portfolio	44,127	42	16	58	44,185
Residential mortgage	28,802	112	63	175	28,977
Home equity and other consumer loans	3,084	20	13	33	3,117
Total consumer portfolio	31,886	132	76	208	32,094
Total loans held for investment, excluding purchased credit-impaired loans	$76,013	$174	$92	$266	$76,279

The Company's loans 90 days or more past due and still accruing totaled $4 million and $3 million at March 31, 2015 and December 31, 2014, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $52 million and $47 million at March 31, 2015 and December 31, 2014, respectively.

Credit Quality Indicators
Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 4 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.
The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $90 million and $98 million covered by FDIC loss share agreements, at March 31, 2015 and December 31, 2014, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	March 31, 2015
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,637	$584	$415	$28,636
Construction	1,977	20	—	1,997
Commercial mortgage	13,441	131	177	13,749
Total commercial portfolio	43,055	735	592	44,382
Purchased credit-impaired loans	45	40	111	196
Total	$43,100	$775	$703	$44,578

	December 31, 2014
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,471	$452	$360	$28,283
Construction	1,729	18	—	1,747
Commercial mortgage	13,522	128	183	13,833
Total commercial portfolio	42,722	598	543	43,863
Purchased credit-impaired loans	37	38	128	203
Total	$42,759	$636	$671	$44,066

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $26 million and $28 million of loans covered by FDIC loss share agreements, at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,337	$221	$28,558
Home equity and other consumer loans	3,042	39	3,081
Total consumer portfolio	31,379	260	31,639
Purchased credit-impaired loans	183	—	183
Total	$31,562	$260	$31,822

	December 31, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,746	$231	$28,977
Home equity and other consumer loans	3,077	40	3,117
Total consumer portfolio	31,823	271	32,094
Purchased credit-impaired loans	196	—	196
Total	$32,019	$271	$32,290

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

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at March 31, 2015 and December 31, 2014. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	March 31, 2015
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,234	$5,561	$502	$28,297
Home equity and other consumer loans	2,170	764	82	3,016
Total consumer portfolio	24,404	6,325	584	31,313
Purchased credit-impaired loans	69	102	12	183
Total	$24,473	$6,427	$596	$31,496
Percentage of total	78%	20%	2%	100%

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,505	$5,717	$493	$28,715
Home equity and other consumer loans	2,209	754	83	3,046
Total consumer portfolio	24,714	6,471	576	31,761
Purchased credit-impaired loans	73	111	13	197
Total	$24,787	$6,582	$589	$31,958
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	March 31, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,644	$1,515	$85	$53	$28,297
Home equity loans	2,291	264	114	51	2,720
Total consumer portfolio	28,935	1,779	199	104	31,017
Purchased credit-impaired loans	125	41	15	1	182
Total	$29,060	$1,820	$214	$105	$31,199
Percentage of total	93%	6%	1%	—%	100%

	December 31, 2014
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,162	$1,430	$92	$31	$28,715
Home equity loans	2,364	270	118	50	2,802
Total consumer portfolio	29,526	1,700	210	81	31,517
Purchased credit-impaired loans	131	45	18	1	195
Total	$29,657	$1,745	$228	$82	$31,712
Percentage of total	94%	5%	1%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of March 31, 2015 and December 31, 2014. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $30 million and $33 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2015 and December 31, 2014, respectively.

(Dollars in millions)	March 31, 2015	December 31, 2014
Commercial and industrial	$154	$100
Commercial mortgage	25	28
Total commercial portfolio	179	128
Residential mortgage	303	308
Home equity and other consumer loans	31	30
Total consumer portfolio	334	338
Total restructured loans, excluding purchased credit-impaired loans	$513	$466

For the first quarter of 2015, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications for the three months ended March 31, 2015 and March 31, 2014. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$72	$72	$4	$4
Commercial mortgage	2	2	11	11
Total commercial portfolio	74	74	15	15
Residential mortgage	4	4	6	5
Home equity and other consumer loans	1	1	2	2
Total consumer portfolio	5	5	8	7
Total	$79	$79	$23	$22

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2015 and 2014, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014
Commercial and industrial	$4	$—
Commercial mortgage	1	—
Total commercial portfolio	5	—
Residential mortgage	—	2
Home equity and other consumer loans	—	1
Total consumer portfolio	—	3
Total	$5	$3

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
The following tables show information about impaired loans by class as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$101	$73	$174	$18	$112	$81
Commercial mortgage	30	—	30	2	33	—
Total commercial portfolio	131	73	204	20	145	81
Residential mortgage	194	109	303	15	207	126
Home equity and other consumer loans	6	24	30	1	8	36
Total consumer portfolio	200	133	333	16	215	162
Total, excluding purchased credit-impaired loans	331	206	537	36	360	243
Purchased credit-impaired loans	—	1	1	—	1	2
Total	$331	$207	$538	$36	$361	$245

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$89	$35	$124	$14	$120	$39
Commercial mortgage	37	3	40	4	39	3
Total commercial portfolio	126	38	164	18	159	42
Residential mortgage	198	110	308	16	211	127
Home equity and other consumer loans	6	24	30	—	7	37
Total consumer portfolio	204	134	338	16	218	164
Total, excluding purchased credit-impaired loans	330	172	502	34	377	206
Purchased credit-impaired loans	—	1	1	—	—	2
Total	$330	$173	$503	$34	$377	$208

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three months ended March 31, 2015 and 2014 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended March 31,
	2015		2014
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$149	$2	$206	$3
Commercial mortgage	35	—	36	2
Total commercial portfolio	184	2	242	5
Residential mortgage	306	3	313	3
Home equity and other consumer loans	30	1	25	1
Total consumer portfolio	336	4	338	4
Total, excluding purchased credit-impaired loans	520	6	580	9
Purchased credit-impaired loans	1	—	3	—
Total	$521	$6	$583	$9

The Company transferred a net $80 million of commercial loans from held for investment to held for sale, and sold $36 million of commercial loans during the three months ended March 31, 2015. No consumer loans were sold or transferred from held for investment to held for sale.

The Company transferred a net $1 million of commercial loans from held for investment to held for sale, and sold $2 million of commercial loans during the three months ended March 31, 2014. No consumer loans were sold or transferred from held for investment to held for sale.

Note 4—Variable Interest Entities
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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheet at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$10	$—	$216	$226	$1	$1
Leasing investments	3	604	174	781	77	77
Total consolidated VIEs	$13	$604	$390	$1,007	$78	$78

	December 31, 2014
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$230	$239	$—	$—
Leasing investments	10	653	147	810	80	80
Total consolidated VIEs	$19	$653	$377	$1,049	$80	$80

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

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs and location on the consolidated balance sheet at March 31, 2015 and December 31, 2014. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	March 31, 2015
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$25	$181	$1,106	$1,312	$435	$435	$1,312
Leasing investments	—	42	916	958	59	59	974
Other investments	—	32	22	54	—	—	55
Total unconsolidated VIEs	$25	$255	$2,044	$2,324	$494	$494	$2,341

	December 31, 2014
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments (1)	$25	$163	$1,101	$1,289	$433	$433	$1,289
Leasing investments	—	21	886	907	55	55	923
Other investments	—	29	20	49	—	—	51
Total unconsolidated VIEs	$25	$213	$2,007	$2,245	$488	$488	$2,263

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
(Dollars in millions)
Income (loss) from LIHC investments included in other noninterest expense	$2	$3
Amortization of LIHC investments included in income tax expense	27	26
Tax credits and other tax benefits from LIHC investments included in income tax expense	46	41

Note 4—Variable Interest Entities (Continued)

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

Note 5—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2015	December 31, 2014
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.10% and 0.12% at March 31, 2015 and December 31, 2014, respectively	$116	$111
Commercial paper, with a weighted average interest rate of 0.16% at March 31, 2015 and December 31, 2014	2,859	2,593
Federal Home Loan Bank advances, with a weighted average interest rate of 0.25% at March 31, 2015	500	—
Total commercial paper and other short-term borrowings	$3,475	$2,704

Note 6—Long-Term Debt
The following is a summary of the Company's long-term debt:

(Dollars in millions)	March 31, 2015	December 31, 2014
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. This note, which bears interest at .57% above 3-month LIBOR, had a rate of 0.83% at March 31, 2015(2)	$250	$—
Fixed rate 1.625% notes due February 2018(2)	450	—
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 2.25% notes due February 2020(2)	1,000	—
Fixed rate 3.00% notes due February 2025(2)	497	—
Subordinated debt to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.65% at March 31, 2015 and 1.63% at December 31, 2014	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes due September 2036. These notes bear a combined weighted-average rate of 1.93% at March 31, 2015 and 2.35% at December 31, 2014	36	52
Total debt issued by MUAH	2,931	750
Debt issued by MUB and other subsidiaries
Senior debt:
Fixed FHLB advances due February 2016. These notes bear a combined weighted-average rate of 2.50% at March 31, 2015 and 2.56% at December 31, 2014	$500	$800
Fixed rate 3.00% notes due June 2016	700	700
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.02% at March 31, 2015 and 1.00% at December 31, 2014	500	500
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Fixed rate 2.250% notes due May 2019	505	499
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 0.66% at March 31, 2015 and 0.63% at December 31, 2014	250	250
Subordinated debt:
Fixed rate 5.95% notes due May 2016	708	711
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.47% at March 31, 2015 and 1.45% at December 31, 2014	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.92% at March 31, 2015 and 4.92% at December 31, 2014(1)	14	14
Total debt issued by MUB and other subsidiaries	5,925	6,222
Total long-term debt	$8,856	$6,972

(1)	Long-term debt assumed through acquisitions.

(2)
In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of March 31, 2015, $1.4 billion of debt or other securities were available for issuance under this shelf registration. For a more detailed discussion of the debt issuance, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices, and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Valuation Processes
The Company has established a valuation committee to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The valuation committee’s responsibilities include reviewing fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes, and other valuation processes. The valuation committee reports to the Company’s Risk & Capital Committee and meets at least quarterly.

Independent Price Verification is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its independent price verification procedures, the Company compares pricing sources, tests data variance within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the valuation committee. For further information related to valuation processes, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, by major category and by valuation hierarchy level:

	March 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$64	$—	$—	$64
U.S. government sponsored agency securities	—	116	—	—	116
State and municipal securities	—	4	—	—	4
Interest rate derivative contracts	1	1,115	4	(202)	918
Commodity derivative contracts	—	427	4	(414)	17
Foreign exchange derivative contracts	1	106	1	(61)	47
Equity derivative contracts	—	—	297	(230)	67
Total trading account assets	2	1,832	306	(907)	1,233
Securities available for sale:
U.S. Treasury	—	149	—	—	149
Residential mortgage-backed securities:
U.S. government and government sponsored agencies	—	7,228	—	—	7,228
Privately issued	—	156	—	—	156
Privately issued - commercial mortgage-backed securities	—	1,604	—	—	1,604
Collateralized loan obligations	—	2,487	—	—	2,487
Other	—	9	—	—	9
Other debt securities:
Direct bank purchase bonds	—	—	1,647	—	1,647
Other	—	2	47	—	49
Equity securities	9	—	—	—	9
Total securities available for sale	9	11,635	1,694	—	13,338
Other assets:
Interest rate hedging contracts	—	127	—	(118)	9
Other derivative contracts	—	—	3	—	3
Total other assets	—	127	3	(118)	12
Total assets	$11	$13,594	$2,003	$(1,025)	$14,583
Percentage of Total	—%	93%	14%	(7)%	100%
Percentage of Total Company Assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$4	$1,024	$—	$(829)	$199
Commodity derivative contracts	—	413	4	(96)	321
Foreign exchange derivative contracts	1	98	1	(32)	68
Equity derivative contracts	—	—	296	—	296
Securities sold, not yet purchased	—	60	—	—	60
Total trading account liabilities	5	1,595	301	(957)	944
Other liabilities:
FDIC clawback liability	—	—	108	—	108
Interest rate hedging contracts	—	—	—	—	—
Other derivative contracts	—	2	1	—	3
Total other liabilities	—	2	109	—	111
Total liabilities	$5	$1,597	$410	$(957)	$1,055
Percentage of Total	1%	151%	39%	(91)%	100%
Percentage of Total Company Liabilities	—%	2%	—%	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$69	$—	$—	$69
U.S. government sponsored agency securities	—	125	—	—	125
State and municipal securities	—	10	—	—	10
Interest rate derivative contracts	—	928	5	(172)	761
Commodity derivative contracts	—	417	5	(392)	30
Foreign exchange derivative contracts	1	104	1	(63)	43
Equity derivative contracts	—	—	300	(224)	76
Total trading account assets	1	1,653	311	(851)	1,114
Securities available for sale:
Residential mortgage-backed securities:
U.S government and government sponsored agencies	—	7,560	—	—	7,560
Privately issued	—	168	—	—	168
Privately issued - commercial mortgage-backed securities	—	1,691	—	—	1,691
Collateralized loan obligations	—	2,494	—	—	2,494
Other	—	9	—	—	9
Other debt securities:
Direct bank purchase bonds	—	—	1,741	—	1,741
Other	—	3	49	—	52
Equity securities	9	—	—	—	9
Total securities available for sale	9	11,925	1,790	—	13,724
Other assets:
Interest rate hedging contracts	—	36	—	(36)	—
Other derivative contracts	—	—	2	—	2
Total other assets	—	36	2	(36)	2
Total assets	$10	$13,614	$2,103	$(887)	$14,840
Percentage of Total	—%	92%	14%	(6)%	100%
Percentage of Total Company Assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$829	$—	$(667)	$163
Commodity derivative contracts	—	403	5	(93)	315
Foreign exchange derivative contracts	1	78	1	(24)	56
Equity derivative contracts	—	—	299	—	299
Securities sold, not yet purchased	—	61	—	—	61
Total trading account liabilities	2	1,371	305	(784)	894
Other liabilities:
FDIC clawback liability	—	—	105	—	105
Interest rate hedging contracts	—	4	—	(3)	1
Other derivative contracts	—	1	2	—	3
Total other liabilities	—	5	107	(3)	109
Total liabilities	$2	$1,376	$412	$(787)	$1,003
Percentage of Total	—%	137%	41%	(78)%	100%
Percentage of Total Company Liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014. Level 3 available for sale securities at March 31, 2015 and 2014 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	March 31, 2015					March 31, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$311	$1,790	$2	$(305)	$(107)	$271	$2,018	$1	$(264)	$(99)
Total gains (losses) (realized/unrealized):
Included in income before taxes	8	—	1	(10)	(2)	1	—	—	(1)	(4)
Included in other comprehensive income	—	(3)	—	—	—	—	8	—	—	—
Purchases/additions	—	9	—	—	—	3	123	—	—	—
Sales	—	—	—	—	—	—	—	—	(3)	—
Settlements	(13)	(102)	—	14	—	(2)	(103)	—	2	—
Asset (liability) balance, end of period	$306	$1,694	$3	$(301)	$(109)	$273	$2,046	$1	$(266)	$(103)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$8	$—	$1	$(10)	$(2)	$1	$—	$—	$(1)	$(4)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2015.

(Dollars in millions)	Level 3 Fair Value	Valuation Technique(s)	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,647	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0%	0.5%
			Loss severity	10.0 - 60.0%	30.9%
Other liabilities:
FDIC clawback liability	$108	Discounted cash flow	Probability of default	0.1 - 100.0%	60.7%
			Loss severity	20.0 - 99.2%	36.2%

The direct bank purchase bonds use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default, and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The FDIC clawback liability uses a discounted cash flow valuation technique. This technique uses significant unobservable inputs such as probability of default and loss severity. Increases (decreases) in probability of default and loss severity would result in a lower (higher) liability.

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2015 and 2014 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2015				Gain (Loss) for the Three Months Ended March 31, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$46	$—	$—	$46	$(6)
Other assets:
OREO	9	—	—	9	—
Private equity investments	7	—	—	7	(5)
Total	$62	$—	$—	$62	$(11)

	March 31, 2014				Gain (Loss) for the Three Months Ended March 31, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$76	$—	$—	$76	$(29)
Other assets:
OREO	5	—	—	5	(1)
Total	$81	$—	$—	$81	$(30)

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

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments by the level of valuation assumptions held by the Company as of March 31, 2015 and as of December 31, 2014:

	March 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,614	$4,614	$4,614	$—	$—
Securities held to maturity	9,125	9,333	—	9,333	—
Loans held for investment (1)	75,510	77,332	—	—	77,332
FDIC indemnification asset	32	7	—	—	7
Other assets	8	7	—	—	7
Liabilities
Deposits	$82,741	$82,821	$—	$82,821	$—
Commercial paper and other short-term borrowings	3,475	3,475	—	3,475	—
Long-term debt	8,856	8,985	—	8,985	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$274	$274	$—	$—	$274

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,751	$5,751	$5,751	$—	$—
Securities held to maturity	8,291	8,412	—	8,412	—
Loans held for investment (1)	75,475	77,324	—	—	77,324
FDIC indemnification asset	52	5	—	—	5
Other assets	7	6	—	—	6
Liabilities
Deposits	$86,004	$86,076	$—	$86,076	$—
Commercial paper and other short-term borrowings	2,704	2,704	—	2,704	—
Long-term debt	6,972	7,073	—	7,073	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$269	$269	$—	$—	$269

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

For further information on methodologies for approximating fair values, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging
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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated and qualifying as hedging instruments as of March 31, 2015 and December 31, 2014, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$12,250	$119	$—	$9,750	$34	$4
Fair value hedges
Interest rate contracts	500	8	—	500	2	—
Not designated and qualifying as hedging instruments:
Trading
Interest rate contracts	49,081	1,120	1,028	46,944	933	830
Commodity contracts	4,414	431	417	4,741	422	408
Foreign exchange contracts	5,336	108	100	5,661	106	80
Equity contracts	3,652	297	296	3,797	300	299
Total Trading	62,483	1,956	1,841	61,143	1,761	1,617
Other risk management	477	3	3	286	2	3
Total derivative instruments	$75,710	$2,086	$1,844	$71,679	$1,799	$1,624

We recognized net gains of $1 million on other risk management derivatives for the three months ended March 31, 2015, compared to net losses of $1 million on other risk management derivatives for the three months ended March 31, 2014, which are included in other noninterest income.

Derivatives Designated and Qualifying as Hedging Instruments
The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, CDs, borrowings, and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For further

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

information related to the Company’s hedging strategy, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $12.3 billion at March 31, 2015 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At March 31, 2015, the weighted average remaining life of the active cash flow hedges was approximately 3.20 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At March 31, 2015, the Company expects to reclassify approximately $103 million of income from AOCI to net interest income during the twelve months ending March 31, 2016. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2015.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2015	2014	Location	2015	2014	Location	2015	2014
Derivatives in cash flow hedging relationships
			Interest income	$32	$22
Interest rate contracts	$119	$8	Interest expense	1	1	Noninterest expense	$1	$—
Total	$119	$8		$33	$23		$1	$—

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

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges for the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$5	$(4)	$1
Total	$5	$(4)	$1

There were no fair value hedges for the three months ended March 31, 2014.

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three months ended March 31, 2015 and 2014:

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
(Dollars in millions)	March 31, 2015	March 31, 2014
Trading derivatives:
Interest rate contracts	$(2)	$10
Equity contracts	—	1
Foreign exchange contracts	6	4
Commodity contracts	1	2
Other contracts	—	(1)
Total	$5	$16

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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

The following tables present the offsetting of financial assets and liabilities as of March 31, 2015 and December 31, 2014:

	March 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,086	$1,025	$1,061	$115	$—	$946
Securities purchased under resale agreements	88	—	88	86	—	2
Total	$2,174	$1,025	$1,149	$201	$—	$948
Financial Liabilities:
Derivative liabilities	$1,844	$957	$887	$207	$—	$680
Securities sold under repurchase agreements	54	—	54	54	—	—
Total	$1,898	$957	$941	$261	$—	$680

	December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,799	$887	$912	$113	$—	$799
Securities purchased under resale agreements	62	—	62	61	—	1
Total	$1,861	$887	$974	$174	$—	$800
Financial Liabilities:
Derivative liabilities	$1,624	$787	$837	$162	$—	$675
Securities sold under repurchase agreements	68	—	68	68	—	—
Total	$1,692	$787	$905	$230	$—	$675

Note 9—Accumulated Other Comprehensive Income
The following table presents the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended March 31, 2015 and 2014:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$119	$(47)	$72
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(33)	13	(20)
Net change	86	(34)	52
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	120	(47)	73
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Less: accretion of fair value adjustment on securities available for sale	(2)	1	(1)
Less: amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	120	(47)	73
Foreign currency translation adjustment	(12)	5	(7)
Pension and other postretirement benefits:
Amortization of prior service costs(1)	(6)	2	(4)
Recognized net actuarial gain (loss)(1)	29	(11)	18
Net change(1)	23	(9)	14
Net change in AOCI	$217	$(85)	$132

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$8	$(3)	$5
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(23)	9	(14)
Net change	(15)	6	(9)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	116	(46)	70
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(2)	1	(1)
Less: accretion of fair value adjustment on securities available for sale	(6)	2	(4)
Less: amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	113	(45)	68
Foreign currency translation adjustment	(4)	2	(2)
Pension and other postretirement benefits:
Recognized net actuarial gain (loss)(1)	14	(6)	8
Net change(1)	14	(6)	8
Net change in AOCI	$108	$(43)	$65

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

Note 9—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive income balances:

For the Three Months Ended March 31, 2014 and 2015:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Income
(Dollars in millions)
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income (loss) before reclassifications	5	70	(2)	—	73
Amounts reclassified from AOCI	(14)	(2)	—	8	(8)
Balance, March 31, 2014	$7	$(260)	$(5)	$(301)	$(559)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$(729)
Other comprehensive income (loss) before reclassifications	72	75	(7)	—	140
Amounts reclassified from AOCI	(20)	(2)	—	14	(8)
Balance, March 31, 2015	$73	$(72)	$(17)	$(581)	$(597)

Note 10—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three months ended March 31, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$25	$21	$2	$3	$—	$1
Interest cost	27	27	3	3	—	1
Expected return on plan assets	(54)	(48)	(5)	(4)	—	—
Amortization of prior service cost	(4)	—	(2)	—	—	—
Recognized net actuarial loss	27	14	1	—	1	—
Total net periodic benefit cost	$21	$14	$(1)	$2	$1	$2

Note 11—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	March 31, 2015
Commitments to extend credit	$35,160
Issued standby and commercial letters of credit	$5,749
Other commitments	$173
Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments

Note 11—Commitments, Contingencies and Guarantees (Continued)

to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At March 31, 2015, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2015, the current exposure to loss under these contracts totaled $27 million, and the maximum potential exposure to loss in the future was estimated at $40 million.
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

Note 12—Business Segments
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

Note 12—Business Segments (Continued)

The Consumer Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.
The Consumer and Business Banking Division serves its customers through 352 full-service branches in California and 26 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Consumer and Business Banking provides checking and deposit products and services; bill and loan payment, merchant, and various types of financing and investment services; and products including credit cards.
The Wealth Markets Division serves its customers through the Private Bank; UnionBanc Investment Services LLC (UBIS), a subsidiary of MUFG Union Bank and a registered broker-dealer and investment advisor; and Asset Management which includes HighMark Capital Management, Inc., a subsidiary of MUFG Union Bank and a registered investment advisor. Wealth Markets Division provides investment management and advisory services to institutional clients, wealth planning, deposits and risk management strategies, trust and estate administration, as well as investment sub-advisory services to unaffiliated funds. Products provided to its customers include traditional brokerage, managed accounts, annuities, mutual funds, fixed income products and insurance and customized lending.
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
Commercial Banking is comprised of five main divisions: Western Markets, which serves companies primarily in California, Oregon and Washington; Petroleum, which serves oil and gas companies; Expansion Markets, which serves clients nationally, outside of the western states, and also targets certain defined industries such as entertainment and technology; Specialized Products, which focuses on specific industries on a national basis including Commercial Finance, Funds Finance, Environmental Services, Non-Profits, Healthcare, and Transportation, Aerospace/Defense; and Real Estate Industries, which serves professional real estate investors and developers. Real Estate Industries, through its Community Development Finance unit, makes tax credit investments in affordable housing projects, as well as construction and permanent financing.
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

Note 12—Business Segments (Continued)

and equipment finance, and securitizations. Investment Banking & Markets also provides capital markets solutions, including syndicated loans, equity and debt underwriting, tax equity and merchant banking investments; risk management solutions, including foreign exchange, interest rate and energy risk management solutions; and facilitates merchant and investment banking-related transactions.
Other
"Other" includes the Asian Corporate Banking segment, Corporate Treasury and the impact of certain corporate activities. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These Treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
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
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and income statement items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. The activity-based costing methodology allocates certain indirect costs, such as operations and technology expense, to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  During 2014, the Company revised the funds transfer pricing methodology with respect to reference rates for certain commercial deposits. The Company also continued to refine its organizational structure resulting from the internal management structure implemented as part of the BTMU Americas Holdings business integration initiative established in 2013. In addition, effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects", which was required to be applied retrospectively upon adoption. These investments are part of our Commercial Banking segment. Prior period results have been adjusted to reflect these changes.
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

Note 12—Business Segments (Continued)

As of and for the Three Months Ended March 31, 2015:
(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$324	$241	$45	$115	$35	$21	$(98)	$683
Noninterest income (expense)	86	49	32	47	63	109	(51)	335
Total revenue	410	290	77	162	98	130	(149)	1,018
Noninterest expense	353	97	44	102	53	247	(47)	849
(Reversal of) provision for credit losses	2	12	(3)	1	(14)	2	3	3
Income (loss) before income taxes and including noncontrolling interests	55	181	36	59	59	(119)	(105)	166
Income tax expense (benefit)	21	53	14	23	9	(44)	(42)	34
Net income (loss) including noncontrolling interests	34	128	22	36	50	(75)	(63)	132
Deduct: net loss from noncontrolling interests	—	—	—	—	—	5	—	5
Net income (loss) attributable to MUAH	$34	$128	$22	$36	$50	$(70)	$(63)	$137

Total assets, end of period	$37,428	$39,033	$5,250	$1,623	$6,297	$27,607	$(3,540)	$113,698

Note 12—Business Segments (Continued)

As of and for the Three Months Ended March 31, 2014:
(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$347	$232	$36	$105	$46	$8	$(91)	$683
Noninterest income (expense)	79	43	19	40	50	(6)	(44)	181
Total revenue	426	275	55	145	96	2	(135)	864
Noninterest expense	335	88	16	87	27	109	(35)	627
(Reversal of) provision for credit losses	(6)	16	(16)	1	15	2	(12)	—
Income (loss) before income taxes and including noncontrolling interests	97	171	55	57	54	(109)	(88)	237
Income tax expense (benefit)	38	52	21	23	12	(41)	(35)	70
Net income (loss) including noncontrolling interests	59	119	34	34	42	(68)	(53)	167
Deduct: net loss from noncontrolling interests	—	—	—	—	—	5	—	5
Net income (loss) attributable to MUAH	$59	$119	$34	$34	$42	$(63)	$(53)	$172

Total assets, end of period	$35,426	$33,619	$4,906	$1,782	$6,088	$28,588	$(3,178)	$107,231

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. of our 2014 Form 10-K, which is incorporated by reference herein, in addition to the following information:
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
This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. of our 2014 Annual Report on Form 10-K. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below and in “Supervision and Regulation” in Part I, Item 1. of our 2014 Annual Report on Form 10‑K.
In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Supervision and Regulation - Regulatory Capital and Liquidity Standards” in Part I, Item I. of our 2014 Annual Report on Form 10‑K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital” in Part I, Item 2. of this Form 10‑Q. MUAH timely filed its annual capital plan under the Federal Reserve’s CCAR Program in January 2015. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2015, MUAH was informed by the Federal Reserve that it did not object to the Company’s capital plan. However, it has been reported that various other BHCs have in the past received objections to their CCAR submissions from the Federal Reserve and there can be no assurance that MUAH will not receive such objections with respect to its future annual submissions under the CCAR Program. If the Federal Reserve were to object to a future CCAR submission by MUAH, this could have adverse consequences for our business prospects including limiting our ability to grow either organically or otherwise.
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
The capital rules of the federal banking agencies and the FBO rules of the Federal Reserve, referred to above, as well as the various other regulations described above, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business and lead us to stop, reduce or modify our offerings of various products.
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
Refer to “Supervision and Regulation” in Part I, Item 1. of our 2014 Annual Report on Form 10‑K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
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
In addition, we have benefited from a “flight to quality” by consumers and businesses seeking the relative safety of bank deposits following the financial crisis of 2008. As interest rates rise from historically low levels in recent years, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and as the recovery in the U.S. economy continues, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.
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
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The severe drought which California has experienced recent years, if it continues, may also cause further difficulties for the California economy, particularly in the agricultural sector. In April 2015, California Governor Edmund G. Brown Jr. issued an executive order directing the State Water Resource Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent. The impact of this and other measures in response to the drought on the California business climate and economy is uncertain.
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
From time to time, we experience turnover among members of management, often due to retirement or rotation to other assignments within the MUFG group. We must successfully integrate any new management personnel that we bring into the organization in order to achieve our operating objectives as new management becomes familiar with our business.
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
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate the securities of MUAH and the securities and deposits of MUB. Their ratings of our long-term and short-term debt obligations and of our deposits are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. On March 16, 2015, Moody’s Investors Service published an updated methodology for rating banks globally. Bank ratings are under review globally due to these broad changes in Moody’s methodology which are not specific to the Company. The updated methodology is likely to result in changes to certain of the Company’s ratings and those of its peers, both domestically and internationally. MUB’s senior unsecured long-term and short-term debt ratings are on review for downgrade while MUB’s long-term deposit rating is on review for upgrade. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, there can be no assurance that we will maintain our current long-term and short-term ratings. If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income.
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
We are subject to operational risks, including cybersecurity risks
We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cybersecurity risks or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Form 10-Q. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; legal and compliance risk; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record‑keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
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
We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day‑to‑day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which is not reliable. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure, including disruptions from natural disasters or other causes. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers, could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.
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
In March of 2015, the Federal bank regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes that enable recovery of data and business operations and that address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber attack. Although these recently issued regulatory statements provide that they do not contain any new regulatory expectations, we are continuing to evaluate them and they do indicate that the regulators regard cybersecurity to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties.
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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: 5/11/2015	By:	/s/ MASASHI OKA
Masashi Oka President and Chief Executive Officer (Principal Executive Officer)
Date: 5/11/2015	By:	/s/ JOHN F. WOODS
John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: 5/11/2015	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
1.1
Underwriting Agreement, dated February 5, 2015, between the Company and the several underwriters named in Schedule II thereto and for whom Morgan Stanley & Co. LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith and Mitsubishi UFJ Securities (USA), Inc. acted as representatives(3)

4.1	Officer's Certificate establishing the terms of the Senior Notes, dated February 10, 2015(4)
4.2	Form of 1.625% Senior Note due 2018 (included as Exhibit A to Exhibit 4.1)(5)
4.3	Form of 2.250% Senior Note due 2020 (included as Exhibit B to Exhibit 4.1)(6)
4.4	Form of 3.000% Senior Note due 2015 (included as Exhibit C to Exhibit 4.1)(7)
4.5	Form of Floating Rate Senior Note due 2018 (included as Exhibit D to Exhibit 4.1)(8)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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

(3)	Incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K filed February 10, 2015.

(4)	Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed February 10, 2015.

(5)	Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed February 10, 2015.

(6)	Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed February 10, 2015.

(7)	Incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K filed February 10, 2015.

(8)	Incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K filed February 10, 2015.