Form 10-Q
period 2015-06-30
MUFG Americas Holdings Corp
filed 2015-08-10
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at July 31, 2015: 136,330,831
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GSE	Government-sponsored enterprise
HQLA	High quality liquid assets
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PCI	Purchased credit-impaired
RCC	Risk and Capital Committee
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TDR	Troubled debt restructuring
VaR	Value at risk
VIE	Variable interest entity

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

•	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from or must pay to the FDIC under loss share agreements

•	The impact of changes in our credit rating including methodology changes adopted by rating agencies

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2015	June 30, 2014(1)	Percent Change	June 30, 2015	June 30, 2014(1)	Percent Change
Results of operations:
Net interest income	$719	$763	(6)%	$1,402	$1,446	(3)%
Noninterest income	385	202	91	720	383	88
Total revenue	1,104	965	14	2,122	1,829	16
Noninterest expense	843	635	33	1,692	1,262	34
Pre-tax, pre-provision income(2)	261	330	(21)	430	567	(24)
(Reversal of) provision for credit losses	15	6	150	18	6	200
Income before income taxes and including noncontrolling interests	246	324	(24)	412	561	(27)
Income tax expense	71	84	(15)	105	154	(32)
Net income including noncontrolling interests	175	240	(27)	307	407	(25)
Deduct: Net loss from noncontrolling interests	6	4	50	11	9	22
Net income attributable to MUAH	$181	$244	(26)	$318	$416	(24)
Balance sheet (period average):
Total assets	$112,907	$107,871	5%	$113,020	$107,185	5%
Total securities	22,915	22,865	—	22,546	22,739	(1)
Total loans held for investment	76,751	71,104	8	77,026	70,203	10
Earning assets	102,289	97,405	5	102,443	96,756	6
Total deposits	82,147	81,221	1	83,112	80,829	3
MUAH stockholder's equity	15,238	14,657	4	15,154	14,524	4
Performance ratios:
Return on average assets(3)	0.64%	0.91%		0.56%	0.78%
Return on average MUAH stockholder's equity(3)	4.73	6.66		4.19	5.73
Efficiency ratio(4)	76.42	65.71		79.75	68.97
Adjusted efficiency ratio(5)	69.02	60.30		71.86	63.91
Net interest margin(3) (6)	2.84	3.15		2.77	3.02
Net loans charged-off (recovered) to average total loans held for investment(3)	0.10	0.04		0.06	—

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	June 30, 2015	December 31, 2014 (1)	Percent Change
Balance sheet (end of period):
Total assets	$114,266	$113,623	1%
Total securities	24,287	22,015	10
Total loans held for investment	76,399	76,804	(1)
Nonperforming assets	381	411	(7)
Core deposits(7)	73,080	76,666	(5)
Total deposits	81,702	86,004	(5)
Long-term debt	8,852	6,972	27
MUAH stockholder's equity	15,278	14,922	2
Credit ratios:
Allowance for loan losses to total loans held for investment(8)	0.70%	0.70%
Allowance for loan losses to nonaccrual loans(8)	147.98	143.35
Allowance for credit losses to total loans held for investment(9)	0.89	0.90
Allowance for credit losses to nonaccrual loans(9)	188.39	183.80
Nonperforming assets to total loans held for investment and OREO	0.50	0.53
Nonperforming assets to total assets	0.33	0.36
Nonaccrual loans to total loans held for investment	0.47	0.49
Capital ratios:
Regulatory:
Common Equity Tier 1 risk-based capital ratio(10)	13.56%	n/a
Tier 1 risk-based capital ratio(10)	13.56	12.79%
Total risk-based capital ratio(10)	15.30	14.74
Tier 1 leverage ratio(10)	11.46	11.25
Other:
Tangible common equity ratio(11)	10.72%	10.49%
Tier 1 common capital ratio(12)	n/a	12.74
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized; transitional)(13)	n/a	12.85
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(14)	13.49	12.56

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding staff costs associated with fees from affiliates - support services, foreclosed asset expense and other credit costs, certain costs related to productivity initiatives, LIHC investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, intangible asset amortization, and a contract termination fee) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of fees from affiliates - support services, productivity initiatives related to the sale of certain premises, accretion related to privatization-related fair value adjustments, and other credit costs. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income and Noninterest Expense" of this Form 10-Q for further information.

(6)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(7)	Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000.

(8)	The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(9)
The allowance for credit losses ratios include the allowances for loan losses and losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(10)
The capital ratios as of December 31, 2014 are calculated under U.S. Basel I rules. The capital ratios displayed as of June 30, 2015 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

(13)
In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules. Common Equity Tier 1 risk-based capital is calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules. Management reviews this ratio, which excludes accumulated other comprehensive loss, along with other measures of capital, as part of its financial analyses. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-Q for further information.

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

nm = not meaningful
n/a = not applicable

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2015 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
We service U.S. Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $114.3 billion at June 30, 2015.
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
Business Integration Initiative
Effective July 1, 2014, The Bank of Tokyo-Mitsubishi UFJ, Ltd.'s (BTMU) U.S. branch banking operations, including its employees, were integrated under the Bank's operations. The Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform various business, banking and support services and provide work facilities to BTMU (the Services). In consideration for the Services, BTMU pays to the Bank fee income, which reflects market-based pricing and is recorded as fees from affiliates within noninterest income. Costs related to the support services performed by the Bank's employees are primarily reflected as salaries and employee benefits expense. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. of our 2014 Form 10-K.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2015 results and that could influence our future results. Further information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees and fees from affiliates. In the second quarter of 2015, revenue was comprised of 65% net interest income and 35% noninterest income. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. A summary of our financial results is discussed below.
Our primary sources of liquidity are core deposits, securities and wholesale funding. Core deposits exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, and secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB of San Francisco. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.
Performance Highlights
In the second quarter of 2015, net income attributable to MUAH was $181 million, compared with $244 million in the second quarter of 2014 due to a decrease in pre-tax, pre-provision income. Net interest income was lower in the second quarter of 2015 due to higher second quarter 2014 interest income on our PCI portfolio, resulting primarily from early payoffs of certain loans. Noninterest expense increased in the second quarter of 2015 compared with the second quarter of 2014 due to higher salaries and benefits and higher incentive accruals, which both reflect costs associated with the business integration initiative, and a contract termination fee within other noninterest expense. These decreases were partially offset by an increase in noninterest income due to fees from affiliates from the business integration initiative.
Credit quality remained strong reflected by continued low levels of nonperforming assets and net charge-offs. Total nonperforming assets as of June 30, 2015 were $381 million, or 0.33% of total assets, compared with $411 million, or 0.36% of total assets, at December 31, 2014. Net charge-offs were $20 million for the second quarter of 2015 compared with net charge-offs of $7 million for the second quarter of 2014. The increase in net loans charged-off in the second quarter of 2015 reflected a single $9 million charge-off in the commercial and industrial portfolio, as well as $8 million in charge-offs within the purchased credit-impaired loan portfolio. For the quarter ended June 30, 2015, the provision for credit losses was $15 million compared with a provision for credit losses of $6 million for the quarter ended June 30, 2014.
Capital Ratios
Capital ratios continued to exceed the regulatory thresholds for "well-capitalized" BHCs. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.56%, 13.56% and 15.30%, respectively for the Company at June 30, 2015.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	June 30, 2015			June 30, 2014

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$28,107	$238	3.40%	$24,421	$202	3.33%
Commercial mortgage	13,859	116	3.33	13,529	124	3.66
Construction	2,045	15	2.94	1,146	10	3.24
Lease financing	772	10	5.40	840	14	6.74
Residential mortgage	28,399	239	3.37	27,063	247	3.66
Home equity and other consumer loans	3,096	33	4.30	3,191	32	4.04
Loans, before purchased credit-impaired loans	76,278	651	3.42	70,190	629	3.59
Purchased credit-impaired loans	473	50	41.89	914	120	52.45
Total loans held for investment	76,751	701	3.66	71,104	749	4.22
Securities	22,915	126	2.20	22,865	120	2.10
Interest bearing deposits in banks	2,275	1	0.26	2,878	2	0.25
Federal funds sold and securities purchased under resale agreements	69	—	(0.47)	102	—	0.02
Trading account assets	196	1	0.71	194	1	1.04
Other earning assets	83	—	4.00	262	—	0.83
Total earning assets	102,289	829	3.25	97,405	872	3.58
Allowance for loan losses	(535)			(561)
Cash and due from banks	1,619			1,450
Premises and equipment, net	615			642
Other assets(5)	8,919			8,935
Total assets	$112,907			$107,871
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,986	$29	0.31	$37,646	$35	0.38
Savings	5,588	1	0.06	5,590	1	0.09
Time	8,535	20	0.95	10,761	25	0.91
Total interest bearing deposits	52,109	50	0.39	53,997	61	0.45
Commercial paper and other short-term borrowings(4)	3,826	2	0.21	2,521	2	0.20
Long-term debt	8,855	52	2.34	6,923	41	2.39
Total borrowed funds	12,681	54	1.69	9,444	43	1.80
Total interest-bearing liabilities	64,790	104	0.64	63,441	104	0.65
Noninterest bearing deposits	30,038			27,224
Other liabilities(6)	2,626			2,298
Total liabilities	97,454			92,963
Equity
MUAH stockholder's equity	15,238			14,657
Noncontrolling interests	215			251
Total equity	15,453			14,908
Total liabilities and equity	$112,907			$107,871
Net interest income/spread (taxable-equivalent basis)		725	2.61%		768	2.93%
Impact of noninterest bearing deposits			0.20			0.19
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			2.84			3.15
Less: taxable-equivalent adjustment		6			5
Net interest income		$719			$763

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

(5)	Includes noninterest bearing trading assets.

(6)	Includes noninterest bearing trading liabilities.

	For the Six Months Ended
	June 30, 2015			June 30, 2014

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$28,250	$461	3.29%	$24,196	$400	3.34%
Commercial mortgage	13,881	231	3.32	13,380	243	3.63
Construction	1,949	29	2.98	1,047	18	3.43
Lease financing	774	20	5.25	845	25	6.07
Residential mortgage	28,581	486	3.40	26,529	485	3.66
Home equity and other consumer loans	3,099	65	4.26	3,212	64	4.01
Loans, before purchased credit-impaired loans	76,534	1,292	3.39	69,209	1,235	3.58
Purchased credit-impaired loans	492	88	36.01	994	181	36.49
Total loans held for investment	77,026	1,380	3.60	70,203	1,416	4.05
Securities	22,546	232	2.06	22,739	240	2.11
Interest bearing deposits in banks	2,524	3	0.26	3,219	4	0.25
Federal funds sold and securities purchased under resale agreements	83	—	(0.32)	116	—	0.11
Trading account assets	196	1	0.71	231	3	2.21
Other earning assets	68	1	3.97	248	1	1.10
Total earning assets	102,443	1,617	3.17	96,756	1,664	3.45
Allowance for loan losses	(539)			(569)
Cash and due from banks	1,625			1,475
Premises and equipment, net	618			643
Other assets(5)	8,873			8,880
Total assets	$113,020			$107,185
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,845	$59	0.31	$37,583	$71	0.38
Savings	5,569	2	0.06	5,581	2	0.10
Time	8,754	41	0.94	10,986	50	0.92
Total interest bearing deposits	53,168	102	0.39	54,150	123	0.46
Commercial paper and other short-term borrowings(4)	3,411	3	0.21	2,576	3	0.21
Long-term debt	8,434	99	2.34	6,736	82	2.43
Total borrowed funds	11,845	102	1.72	9,312	85	1.82
Total interest-bearing liabilities	65,013	204	0.63	63,462	208	0.66
Noninterest bearing deposits	29,944			26,679
Other liabilities(6)	2,687			2,268
Total liabilities	97,644			92,409
Equity
MUAH stockholder's equity	15,154			14,524
Noncontrolling interests	222			252
Total equity	15,376			14,776
Total liabilities and equity	$113,020			$107,185
Net interest income/spread (taxable-equivalent basis)		1,413	2.54%		1,456	2.79%
Impact of noninterest bearing deposits			0.20			0.19
Impact of other noninterest bearing sources			0.03			0.04
Net interest margin			2.77			3.02
Less: taxable-equivalent adjustment		11			10
Net interest income		$1,402			$1,446

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

(5)	Includes noninterest bearing trading assets.

(6)	Includes noninterest bearing trading liabilities.

Net interest income for the second quarter of 2015 decreased $44 million from the second quarter of 2014, resulting from a contraction in the net interest margin, which decreased 31 basis points to 2.84%. Net interest income was lower in the second quarter of 2015 due to higher second quarter 2014 interest income on our PCI portfolio, resulting primarily from early payoffs of certain loans. The decrease in net interest income also was due to declining yields on total loans held for investment reflecting the low interest rate environment, partially offset by growth in the commercial and industrial and residential mortgage loan portfolios. Average total loans held for investment increased $5.6 billion for the quarter ended June 30, 2015 compared with the quarter ended June 30, 2014.
Noninterest Income and Noninterest Expense
The following tables detail our noninterest income and noninterest expense for the three and six months ended June 30, 2015 and 2014:
Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2015	June 30, 2014			June 30, 2015	June 30, 2014
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$49	$50	$(1)	(2)%	$98	$101	$(3)	(3)%
Trust and investment management fees	26	26	—	—	54	52	2	4
Trading account activities	19	14	5	36	27	30	(3)	(10)
Securities gains, net	5	1	4	400	8	3	5	167
Credit facility fees	30	31	(1)	(3)	60	59	1	2
Merchant banking fees	20	27	(7)	(26)	40	51	(11)	(22)
Brokerage commissions and fees	14	13	1	8	27	26	1	4
Card processing fees, net	9	9	—	—	17	17	—	—
Fees from affiliates	192	—	192	nm	358	—	358	nm
Other investment income	9	7	2	29	6	19	(13)	(68)
Other, net	12	24	(12)	(50)	25	25	—	—
Total noninterest income	$385	$202	$183	91%	$720	$383	$337	88%

nm	not meaningful
Noninterest income in the second quarter of 2015 was $385 million, compared with $202 million in the second quarter of 2014 and $720 million for the six months ended June 30, 2015, compared with $383 million in the six months ended June 30, 2014. These increases were primarily due to our business integration initiative.

For the three and six months ended June 30, 2015, the Company recorded the following related to the support services provided as part of the business integration initiative:

	For the Three Months Ended	For the Six Months Ended
(Dollars in millions)	June 30, 2015	June 30, 2015
Fees from affiliates - support services	$134	$255
Staff costs associated with fees from affiliates - support services	$123	$235

The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services.

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2015	June 30, 2014 (1)			June 30, 2015	June 30, 2014 (1)
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$451	$318	$133	42%	$920	$619	$301	49%
Employee benefits	104	60	44	73	202	147	55	37
Salaries and employee benefits	555	378	177	47	1,122	766	356	46
Net occupancy and equipment	75	75	—	—	155	146	9	6
Professional and outside services	64	63	1	2	141	118	23	19
Intangible asset amortization	10	13	(3)	(23)	20	26	(6)	(23)
Regulatory assessments	14	16	(2)	(13)	27	31	(4)	(13)
Software	29	22	7	32	57	42	15	36
Low income housing credit investment amortization	2	2	—	—	4	6	(2)	(33)
Advertising and public relations	7	9	(2)	(22)	17	16	1	6
Communications	10	10	—	—	20	21	(1)	(5)
Data processing	8	8	—	—	15	16	(1)	(6)
Other	69	39	30	77	114	74	40	54
Total noninterest expense	$843	$635	$208	33%	$1,692	$1,262	$430	34%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Noninterest expense was $843 million in the second quarter of 2015 compared with $635 million in the second quarter of 2014 and $1.7 billion for the six months ended June 30, 2015 compared with $1.3 billion for the six months ended June 30, 2014. Salaries and employee benefits increased in the three and six months ended June 30, 2015 compared with the same periods in the prior year primarily due to increased employee costs as a result of our business integration initiative, including higher incentive accruals. Other noninterest expense increased in the three and six months ended June 30, 2015 compared to the same periods in the prior year primarily due to a contract termination charge recorded in the second quarter of 2015. Additionally, professional and outside services increased for the six months ended June 30, 2015 primarily due to consulting fees related to regulatory initiatives.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our regular and ongoing business activities. Productivity initiative costs primarily consist of salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2015	June 30, 2014 (1)	June 30, 2015	June 30, 2014 (1)
Noninterest Expense	$843	$635	$1,692	$1,262
Less: Staff costs associated with fees from affiliates - support services	123	—	235	—
Less: Foreclosed asset expense and other credit costs	—	1	1	—
Less: Productivity initiative costs	2	4	30	5
Less: LIHC investment amortization expense	2	3	4	6
Less: Expenses of the LIHC consolidated VIEs	10	8	18	16
Less: Merger and business integration costs	6	25	15	42
Less: Net adjustments related to privatization transaction	7	10	15	20
Less: Intangible asset amortization	3	3	7	7
Less: Contract termination fee	23	—	23	—
Net noninterest expense, as adjusted (a)	$667	$581	$1,344	$1,166
Total Revenue	$1,104	$965	$2,122	$1,829
Add: Net interest income taxable-equivalent adjustment	6	5	11	10
Less: Fees from affiliates - support services	134	—	255	—
Less: Productivity initiative gains	(1)	—	—	—
Less: Accretion related to privatization-related fair value adjustments	2	9	3	16
Less: Other credit costs	8	(2)	4	1
Total revenue, as adjusted (b)	$967	$963	$1,871	$1,822
Adjusted efficiency ratio (a)/(b)	69.02%	60.30%	71.86%	63.91%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Income Tax Expense
The effective income tax rate was 29% in the second quarter of 2015, compared with 26% for the second quarter of 2014. The overall increase in the effective tax rate for the quarter ended June 30, 2015 was primarily due to the impact of favorable discrete tax adjustments in the quarter ended June 30, 2014. The effective income tax rate was 25% for the six-month period ended June 30, 2015, compared with 27% for the six-month period ended June 30, 2014. The overall decrease in the effective tax rate for the six-month period ended June 30, 2015 was primarily driven by the impact of unfavorable discrete tax adjustments in the first quarter of 2014.
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

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of RMBS, Cash Flow CLOs, CMBS, direct bank purchase bonds and

U.S. Treasury securities. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of RMBS, CMBS, government-sponsored agency securities and U.S. Treasury bonds.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements included in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	June 30, 2015	December 31, 2014
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$27,854	$27,623	$231	1%
Commercial mortgage	13,800	14,016	(216)	(2)
Construction	2,071	1,746	325	19
Lease financing	759	800	(41)	(5)
Total commercial portfolio	44,484	44,185	299	1
Residential mortgage	28,374	28,977	(603)	(2)
Home equity and other consumer loans	3,098	3,117	(19)	(1)
Total consumer portfolio	31,472	32,094	(622)	(2)
Total loans held for investment, before purchased credit-impaired loans	75,956	76,279	(323)	—
Purchased credit-impaired loans	443	525	(82)	(16)
Total loans held for investment	$76,399	$76,804	$(405)	(1)%
Loans held for investment decreased from December 31, 2014 to June 30, 2015 due to declines in the residential mortgage and commercial mortgage lending portfolio, partially offset by an increase in the construction and commercial and industrial lending portfolio.
Cross-Border Outstandings
Our cross-border outstandings contain certain economic and political risks that differ from those reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.3 billion and $1.5 billion at June 30, 2015 and December 31, 2014, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of loans, derivative instruments and balances with banks.
As of June 30, 2015, our sovereign and non-sovereign debt exposure to European countries was not material.

Deposits
The table below presents our deposits as of June 30, 2015 and December 31, 2014.

			Increase (Decrease)
	June 30, 2015	December 31, 2014
(Dollars in millions)			Amount	Percent
Interest checking	$5,559	$6,622	$(1,063)	(16)%
Money market	31,575	33,899	(2,324)	(7)
Total interest bearing transaction and money market accounts	37,134	40,521	(3,387)	(8)
Savings	5,619	5,495	124	2
Time	8,793	9,454	(661)	(7)
Total interest bearing deposits	51,546	55,470	(3,924)	(7)
Noninterest bearing deposits	30,156	30,534	(378)	(1)
Total deposits	$81,702	$86,004	$(4,302)	(5)%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,478	$2,802	$(324)	(12)%
Time	2,921	2,852	69	2
Total brokered deposits	$5,399	$5,654	$(255)	(5)%
Core Deposits:
Total deposits	$81,702	$86,004	$(4,302)	(5)%
Less: total brokered deposits	5,399	5,654	(255)	(5)
Less: total foreign deposits and non-brokered domestic time deposits over $250,000	3,223	3,684	(461)	(13)
Total core deposits	$73,080	$76,666	$(3,586)	(5)%

At June 30, 2015, total deposits were $81.7 billion, down $4.3 billion compared with December 31, 2014. Core deposits at June 30, 2015 decreased to $73.1 billion compared with $76.7 billion at December 31, 2014, substantially due to decreases in total interest bearing transaction and money market accounts, a significant portion of which was due to decreases in certain large escrow deposits. Core deposits as a percentage of total deposits were 89% at June 30, 2015 and December 31, 2014.

Capital Management
Both the Company and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2015, management believes the capital ratios of the Company and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in January 2015. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2015 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In March 2015, the Company was informed by the Federal Reserve that it did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run capital stress test.
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
As a result of the Federal Reserve's approval of MUAH's request to opt out of the advanced approaches methodology in the fourth quarter of 2014, MUAH calculated its regulatory capital ratios under U.S. Basel I rules at December 31, 2014 and became subject to the U.S. Basel III standardized approach on January 1, 2015, with certain provisions subject to phase-in periods. As permitted for institutions not subject to the advanced approaches methodology, MUAH made a one-time permanent election in the first quarter of 2015 to exclude AOCI from its regulatory capital calculations. MUB continues to be subject to the advanced approaches rules. Advanced approaches institutions were required to apply U.S. Basel III rules beginning on January 1, 2014. The U.S. Basel III rules are scheduled to be substantially phased in by January 1, 2019.
Effective June 30, 2015, the Company updated the methodologies applied to the calculation of its regulatory capital ratios due to recent regulatory guidance, which clarified the treatment of certain off-balance sheet credit exposures. These methodologies were applied to MUAH’s June 30, 2015 capital ratios and increased the ratios by approximately 50 basis points. This change did not affect the Bank’s ratios as the OCC had previously adopted this guidance.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of June 30, 2015 and the U.S. Basel I rules as of December 31, 2014.
MUFG Americas Holdings Corporation

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	June 30, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,632	n/a
Tier 1 capital	12,634	$12,367
Tier 2 capital	1,623	1,879
Total risk-based capital	$14,257	$14,246
Risk-weighted assets	$93,179	$96,663
Average total assets for leverage capital purposes	$110,230	$109,910

	U.S. Basel III		U.S. Basel I		Adequately Capitalized
(Dollars in millions)	June 30, 2015		December 31, 2014		June 30, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,632	13.56%	n/a	n/a	≥	$4,193	4.5%
Tier 1 capital (to risk-weighted assets)	12,634	13.56	$12,367	12.79%	≥	5,591	6.0
Total capital (to risk-weighted assets)	14,257	15.30	14,246	14.74	≥	7,454	8.0
Tier 1 leverage(1)	12,634	11.46	12,367	11.25	≥	4,409	4.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of June 30, 2015 and December 31, 2014.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	June 30, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,134	$12,087
Tier 1 capital	12,134	$12,088
Tier 2 capital	1,421	1,568
Total risk-based capital	$13,555	$13,656
Risk-weighted assets	$92,161	$92,367
Average total assets for leverage capital purposes	$108,676	$109,032

	U.S. Basel III				Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	June 30, 2015		December 31, 2014		June 30, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,134	13.17%	$12,087	13.09%	≥	$4,147	4.5%	≥	$5,990	6.5%
Tier 1 capital (to risk-weighted assets)	12,134	13.17	12,088	13.09	≥	5,530	6.0	≥	7,373	8.0
Total capital (to risk-weighted assets)	13,555	14.71	13,656	14.78	≥	7,373	8.0	≥	9,216	10.0
Tier 1 leverage(1)	12,134	11.17	12,088	11.09	≥	4,347	4.0	≥	5,434	5.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. These ratios are not codified within U.S. GAAP or federal banking regulations in effect at June 30, 2015. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

The following table summarizes the calculation of our tangible common equity ratios as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014 (1)
(Dollars in millions)
Total MUAH stockholder's equity	$15,278	$14,922
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(214)	(233)
Deferred tax liabilities related to goodwill and intangible assets	41	99
Tangible common equity (a)	$11,880	$11,563
Total assets	$114,266	$113,623
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(214)	(233)
Deferred tax liabilities related to goodwill and intangible assets	41	99
Tangible assets (b)	$110,868	$110,264
Tangible common equity ratio (a)/(b)	10.72%	10.49%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

The following table summarizes the calculation of our Tier 1 common capital ratio as of December 31, 2014:

(Dollars in millions)	December 31, 2014
Tier 1 capital under Basel I	$12,367
Junior subordinated debt payable to trusts	(51)
Tier 1 common equity (a)	12,316
Risk-weighted assets under Basel I (b)	$96,663
Tier 1 common capital ratio (a)/(b)	12.74%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at June 30, 2015 and December 31, 2014 was estimated to be 13.49% and 12.56%, respectively. The Company's transitional Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2014 was estimated to be 12.85%. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both June 30, 2015 and December 31, 2014.

The following table summarizes the calculation of our fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of June 30, 2015:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
June 30, 2015
(Dollars in millions)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (Transitional)	$12,632
Other	(74)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$12,558

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$93,179
Adjustments	(67)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$93,112

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	13.49%

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
Allowance and Related Provision for Credit Losses
The allowance for loan losses was $536 million as of June 30, 2015 compared to $537 million at December 31, 2014. The $23 million provision for loan losses during the six months ended June 30, 2015 was due, in part, to higher reserves for the oil and gas sector and $23 million of net charge-offs, partially offset by lower reserves required for other portfolio sectors. Net loans charged-off reflected $9 million in charge-offs in the commercial and industrial portfolio, as well as $8 million in charge-offs within the purchased credit-impaired loan portfolio. The unallocated allowance totaled $20 million at June 30, 2015 and December 31, 2014, reflecting probable losses due to the drought in California.

Our ratio of nonaccrual loans to total loans held for investment was 0.47% at June 30, 2015 and 0.49% at December 31, 2014. Our ratio of allowance for loan losses to total loans held for investment remained flat at 0.70% as of June 30, 2015 and December 31, 2014. Annualized net loans charged-off to average total loans held for investment was 0.10% for the quarter ended June 30, 2015, compared with an annualized net loans charged-off to average total loans held for investment of 0.04% for the quarter ended June 30, 2014. Criticized credits in the commercial segment increased to $1.4 billion at June 30, 2015 from $1.1 billion at December 31, 2014 reflecting modest deterioration in credit quality within the oil and gas sector. Criticized credits are those that have regulatory risk grades of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Balance, beginning of period	$530	$557	$537	$568
(Reversal of) provision for loan losses	26	9	23	(7)
Other	—	—	(1)	(1)
Loans charged-off:
Commercial and industrial	(12)	(6)	(13)	(11)
Commercial mortgage	(1)	(2)	(4)	(3)
Total commercial portfolio	(13)	(8)	(17)	(14)
Residential mortgage	—	(2)	(1)	(3)
Home equity and other consumer loans	(3)	(2)	(5)	(4)
Total consumer portfolio	(3)	(4)	(6)	(7)
Purchased credit-impaired loans	(8)	—	(8)	—
Total loans charged-off	(24)	(12)	(31)	(21)
Recoveries of loans previously charged-off:
Commercial and industrial	3	3	7	14
Commercial mortgage	—	1	—	1
Construction	—	—	—	3
Total commercial portfolio	3	4	7	18
Home equity and other consumer loans	1	1	1	2
Total consumer portfolio	1	1	1	2
Total recoveries of loans previously charged-off	4	5	8	20
Net loans recovered (charged-off)	(20)	(7)	(23)	(1)
Ending balance of allowance for loan losses	536	559	536	559
Allowance for losses on unfunded credit commitments	147	145	147	145
Total allowance for credit losses	$683	$704	$683	$704

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

The following table sets forth an analysis of nonperforming assets:

	June 30, 2015	December 31, 2014	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Commercial and industrial	$64	$55	$9	16%
Commercial mortgage	43	40	3	8
Total commercial portfolio	107	95	12	13
Residential mortgage	209	231	(22)	(10)
Home equity and other consumer loans	36	40	(4)	(10)
Total consumer portfolio	245	271	(26)	(10)
Total nonaccrual loans, before purchased credit-impaired loans	352	366	(14)	(4)
Purchased credit-impaired loans	10	9	1	11
Total nonaccrual loans	362	375	(13)	(3)
OREO	19	36	(17)	(47)
Total nonperforming assets	$381	$411	$(30)	(7)%
Troubled debt restructurings:
Accruing	$329	$283	$46	16%
Nonaccruing (included in total nonaccrual loans above)	$191	$184	$7	4%
Total troubled debt restructurings	$520	$467	$53	11%
Troubled Debt Restructurings
TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are classified as impaired and are reviewed for specific reserves either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to the original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers or changes, payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are typically initially placed on nonaccrual and a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, borrower performance under previous loan terms.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2015 and December 31, 2014. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Commercial and industrial	$175	$100	0.63%	0.36%
Commercial mortgage	21	28	0.16	0.20
Total commercial portfolio	196	128	0.44	0.29
Residential mortgage	294	308	1.04	1.06
Home equity and other consumer loans	30	30	0.96	0.97
Total consumer portfolio	324	338	1.03	1.05
Total restructured loans	$520	$466	0.68%	0.61%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $2 million and $3 million at June 30, 2015 and December 31, 2014, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $36 million and $47 million at June 30, 2015 and December 31, 2014, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.
Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, finance and insurance services, real estate and leasing, oil and gas, utilities, manufacturing and wholesale trade. These industries comprise the majority of our commercial and industrial portfolio. While loans extended within these sectors comprise the majority of our commercial and industrial portfolio, no individual industry sector exceeded 10% of our total loans held for investment at either June 30, 2015 or December 31, 2014.
The Company had total loan commitments of $7.7 billion to the oil and gas sector, of which $3.7 billion were outstanding as of June 30, 2015, representing 4.9% of total loans held for investment. As of June 30, 2015, 86% of our total commitments were to exploration and production companies, 6% to integrated oil and gas borrowers, 3% to refining companies, 2% to service companies and 3% to transportation companies. As of June 30, 2015, more than 80% of our outstanding loans to exploration and production companies were reserve-based loans. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its assumptions used to calculate a borrower's reserve value as part of its assessment of the commitment amount.
     As of June 30, 2015, criticized oil and gas loans outstanding were $298 million while nonaccruals were $5 million, compared with criticized oil and gas loans outstanding of $151 million and nonaccruals of less than $1 million as of December 31, 2014. There were no charge-offs during the six months ended June 30, 2015. The allowance for loan losses includes segment attributions for the oil and gas sector as well as portfolio migration.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2015, 52% of the Company’s construction loan portfolio was concentrated in California. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2015, 67% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in the state of Washington and 6% to borrowers in New York.

Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At June 30, 2015, payment terms on 44% of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consists of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33% and 32% of these home equity loans and lines were supported by first liens on residential properties at both June 30, 2015 and December 31, 2014. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at June 30, 2015 and December 31, 2014.

Market Risk Management

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. These include loans, securities, deposits, borrowings and derivative financial instruments. To a much lesser degree, we are exposed to market risk in our trading portfolio, which is primarily composed of derivative contracts the Company enters into as a financial intermediary for customers.
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
The RCC, composed of selected senior officers of the Company, strives to ensure that the Company has an effective process to identify, monitor, measure and manage market risk as required by the ALM Policy. The RCC provides the broad and strategic guidance of market risk management by defining the risk and return direction for the Company, delegating to and reviewing market risk management activities of the ALCO and by approving the investment, derivatives and trading policies that govern the Company’s activities. ALCO, as authorized by the RCC, is responsible for the management of market risk and approves specific risk management programs, including those related to interest rate hedging, investment securities and wholesale funding.
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

Interest Rate Risk Management (Other Than Trading)
ALCO monitors interest rate risk on a monthly basis through a variety of modeling techniques that are used to quantify the sensitivity of net interest income to changes in interest rates. Our net interest income sensitivity analysis typically involves a simulation in which we estimate the net interest income impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon using a forecasted balance sheet. Due to the current and persistently low interest rate environment, the 200 basis point decrease was replaced with a 100 basis point decrease.
Net Interest Income Sensitivity
The table below presents the estimated increase (decrease) in net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	June 30, 2015	December 31, 2014
Effect on net interest income:
Increase 200 basis points	$83.2	$107.0
as a percentage of base case net interest income	2.91%	3.88%
Decrease 100 basis points	$(38.3)	$(68.5)
as a percentage of base case net interest income	(1.34)%	(2.48)%

An increase in rates increases net interest income. During the second quarter of 2015, the Bank's asset sensitive profile decreased due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to extraordinary market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At June 30, 2015 and December 31, 2014, our ALM securities portfolio fair values were $22.7 billion and $20.3 billion, respectively.
Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.3 years at June 30, 2015. At June 30, 2015, approximately $1.6 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2015, we purchased $3.3 billion and sold $0.4 billion of securities, as part of our investment portfolio strategy, while $1.0 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.7 years at June 30, 2015, compared to 3.5 years at December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.7 years suggests an expected price decrease of approximately 3.7% for an immediate 1.0% parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.6 billion of direct bank purchase bonds that are largely managed within our Commercial Banking and U.S. Corporate

Banking operating segments. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.
ALM and Other Risk Management Derivatives
Since December 31, 2014, the notional amount of the ALM derivatives portfolio increased by $4.2 billion as we entered into receive fixed interest rate swap contracts to hedge floating rate commercial loans.
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

(Dollars in millions)	June 30, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$14,475	$10,250	$4,225
Total ALM derivatives	14,475	10,250	4,225
Other risk management derivatives	348	286	62
Total ALM and other risk management derivatives	$14,823	$10,536	$4,287

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$86	$36	$50
Gross negative fair value	14	4	10
Positive (negative) fair value of ALM derivatives, net	72	32	40
Other risk management derivatives:
Gross positive fair value	2	2	—
Gross negative fair value	3	3	—
Positive (negative) fair value of other risk management derivatives, net	(1)	(1)	—
Positive (negative) fair value of ALM and other risk management derivatives, net	$71	$31	$40

Trading Activities
We enter into trading account activities primarily as a financial intermediary for customers. By acting as a financial intermediary, we are able to provide our customers with access to a range of products from the securities, foreign exchange and derivatives markets. We generally take offsetting positions in these transactions to mitigate our exposure to market risk.
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
As of June 30, 2015, notional amounts held for customer accommodation purposes were composed of $49.1 billion of interest rate derivative contracts, $3.3 billion of foreign exchange derivative contracts and $3.6 billion of commodity derivative contracts. Notional amounts at June 30, 2015 also included $1.2 billion, $0.9 billion and $3.6 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2015 and December 31, 2014, and the change in fair value between June 30, 2015 and December 31, 2014:

(Dollars in millions)	June 30, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$49,129	$46,944	$2,185
Commodity contracts	4,464	4,741	(277)
Foreign exchange contracts(1)	4,537	5,232	(695)
Equity contracts	3,556	3,797	(241)
Total	$61,686	$60,714	$972
Fair value of positions held for trading purposes:
Gross positive fair value	$1,567	$1,760	$(193)
Gross negative fair value	1,466	1,617	(151)
Positive fair value of positions, net	$101	$143	$(42)

(1)	Excludes spot contracts with a notional amount of $0.5 billion and $0.4 billion at June 30, 2015 and December 31, 2014, respectively.
Liquidity Risk
Liquidity risk is the risk that an institution's financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its contractual, including contingent, obligations. The objective of liquidity risk management is to maintain a sufficient amount of liquidity and diversity of funding sources to allow an institution to meet obligations in both stable and adverse conditions.
The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities.  Corporate Treasury formulates the liquidity and contingency planning strategies for the Company and the Bank and is responsible for identifying, managing and reporting on liquidity risk. Market Risk Management, which is part of the Enterprise Wide Risk Reporting and Analysis unit, partners with Corporate Treasury to establish sound policy and effective risk controls. We are also subject to a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the normal funding activities of the Company or the Bank.
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including pro forma forecasting of the sources and uses of cash flows over a 12-month time horizon, stress testing of the pro forma forecast and assessment of the Bank’s capacity to raise incremental unsecured and secured funding. Stress testing, which incorporates both bank-specific, and systemic market scenarios, as well as a combination scenario that adversely affects the Bank’s liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Bank maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources and financing or selling assets.
Our primary sources of liquidity are core deposits (described below), our securities portfolio and wholesale funding. Wholesale funding includes certain deposits, unsecured funds raised from interbank and other sources, both domestic and international, including both senior and subordinated debt. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB of San Francisco. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB of San Francisco are also recognized as highly reliable funding sources, and we, therefore, maintain access to these sources primarily to meet our contingency funding needs.
Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At June 30, 2015, our core deposits totaled $73.1 billion and our total loan-to-total core deposit ratio was 103.8%. Total deposits were down $4.3 billion from $86.0 billion at December 31, 2014 to $81.7 billion at June 30, 2015. In conjunction with expected shifts in total deposits, the Company increased wholesale funding by $4.5 billion to $16.7 billion at June 30, 2015 from $12.2 billion at December 31, 2014.
The Bank and the Company maintain a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank and the Company's liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB of San Francisco and the Federal Reserve Bank. As of June 30, 2015, the Bank had $1.5 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $36.6 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $8.1 billion to $21.1 billion at June 30, 2015 from $13.0 billion at December 31, 2014.

•	The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.9 billion at June 30, 2015.

•
The Company has direct access to the capital markets through a shelf registration statement with the SEC. In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of June 30, 2015, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs.
Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In March 2015, Moody’s published a new bank ratings methodology that applies to all banks globally, including MUAH and its subsidiaries. Based on Moody's expectation that in 2015 the Company will achieve and maintain a liability structure consistent with features of this new methodology, Moody’s announced that it upgraded the Bank's long-term deposit rating to Aa2 from A2 and confirmed the Bank's long-term and short-term senior debt ratings at A2 and P-1, respectively. Our credit ratings could also be impacted by changes in the credit ratings of BTMU and MUFG. For further information, including information about rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2014 Form 10-K, and in Part II, Item 1A. "Risk Factors" in this Form 10-Q.

The following table provides our credit ratings as of June 30, 2015:

		MUFG Union Bank, N.A.		MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A+	A
	Short-term	—	A-1	A-1
Moody's	Long-term	Aa2	A2	A3
	Short-term	P-1	P-1	—
Fitch	Long-term	A+	A	A
	Short-term	F1	F1	F1

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

The Company is currently evaluating the final rule's impact on its businesses. The Company expects to meet or exceed the LCR requirements within the regulatory timelines. For information regarding this rule, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards-Liquidity Coverage Ratio" in Part I, Item 1. in our 2014 Form 10-K and “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” in Part I, Item 1A. “Risk Factors” in this Form 10-Q.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputational risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks. See “We are subject to operational risks, including cybersecurity risks” in Part II, Item 1A. “Risk Factors” in this Form 10-Q. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.

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
The following table sets forth the results for the Retail Banking & Wealth Markets segment:

Retail Banking & Wealth Markets
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$320	$362	$(42)	(12)%	$645	$709	$(64)	(9)%
Noninterest income	84	87	(3)	(3)	170	166	4	2
Total revenue	404	449	(45)	(10)	815	875	(60)	(7)
Noninterest expense	362	341	21	6	715	676	39	6
(Reversal of) provision for credit losses	6	(2)	8	400	8	(8)	16	200
Income before income taxes and including noncontrolling interests	36	110	(74)	(67)	92	207	(115)	(56)
Income tax expense	14	44	(30)	(68)	36	81	(45)	(56)
Net income attributable to MUAH	$22	$66	$(44)	(67)	$56	$126	$(70)	(56)
Average balances - Market View
Total loans held for investment	$35,549	$34,267	$1,282	4%	$35,736	$33,725	$2,011	6%
Total assets	37,166	35,833	1,333	4	37,347	35,306	2,041	6
Total deposits	40,494	40,274	220	1	40,445	40,290	155	—

Net interest income decreased due to lower income on PCI loans during the second quarter of 2015, as well as a decrease in interest rates, partially offset by an increase in average loans held for investment. Noninterest expense increased primarily due to a one-time contract termination fee during the second quarter of 2015.

Commercial Banking
Commercial Banking provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, trade and real estate financing to primarily U.S. based corporate customers with annual sales generally ranging from $15 million to $2 billion. Commercial Banking offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments. Commercial Banking serves clients nationwide in various industries as well as select sector verticals through dedicated specialty groups including Oil & Gas, Entertainment, Environmental Industries, Transportation, Aerospace/Defense, Funds Finance and Communications.
The following table sets forth the results for the Commercial Banking segment:

Commercial Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$236	$277	$(41)	(15)%	$470	$503	$(33)	(7)%
Noninterest income	44	60	(16)	(27)	91	100	(9)	(9)
Total revenue	280	337	(57)	(17)	561	603	(42)	(7)
Noninterest expense	89	85	4	5	184	171	13	8
(Reversal of) provision for credit losses	20	(10)	30	300	33	6	27	450
Income before income taxes and including noncontrolling interests	171	262	(91)	(35)	344	426	(82)	(19)
Income tax expense	51	87	(36)	(41)	101	138	(37)	(27)
Net income attributable to MUAH	$120	$175	$(55)	(31)	$243	$288	$(45)	(16)
Average balances - Market View
Total loans held for investment	$34,228	$30,007	$4,221	14%	$34,373	$29,442	$4,931	17%
Total assets	37,189	32,881	4,308	13	37,327	32,378	4,949	15
Total deposits	12,594	13,025	(431)	(3)	12,866	12,803	63	—

Net interest income decreased due to lower income on PCI loans during the second quarter of 2015, as well as a decrease in interest rates, partially offset by an increase in average loans held for investment. Noninterest income decreased primarily due to a decrease in syndication fees, included within merchant banking fees, and customer accommodation derivative activity, included within trading account activities. The provision for credit losses reflected $9 million in charge-offs as well as higher reserves for the oil and gas sector in the second quarter of 2015.

U.S. Corporate Banking
U.S. Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Corporate Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate, and commodity risk management products.
The following table sets forth the results for the U.S. Corporate Banking segment:

U.S. Corporate Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$55	$48	$7	15%	$108	$90	$18	20%
Noninterest income	48	24	24	100	83	45	38	84
Total revenue	103	72	31	43	191	135	56	41
Noninterest expense	45	18	27	150	92	36	56	156
(Reversal of) provision for credit losses	(11)	8	(19)	(238)	(14)	(8)	(6)	(75)
Income before income taxes and including noncontrolling interests	69	46	23	50	113	107	6	6
Income tax expense	27	18	9	50	45	42	3	7
Net income attributable to MUAH	$42	$28	$14	50	$68	$65	$3	5
Average balances - Market View
Total loans held for investment	$6,237	$5,479	$758	14%	$6,143	$5,393	$750	14%
Total assets	7,454	6,718	736	11	7,341	6,599	742	11
Total deposits	6,254	4,706	1,548	33	6,202	4,138	2,064	50

Net interest income increased primarily due to a larger funds transfer pricing credit as a result of an increase in deposit balances from the Public Finance sector. Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. The provision for credit losses decreased as a result of an improvement in customer credit quality.

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

The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$111	$109	$2	2%	$226	$214	$12	6%
Noninterest income	45	39	6	15	92	79	13	16
Total revenue	156	148	8	5	318	293	25	9
Noninterest expense	103	88	15	17	205	176	29	16
(Reversal of) provision for credit losses	—	1	(1)	(100)	1	3	(2)	(67)
Income before income taxes and including noncontrolling interests	53	59	(6)	(10)	112	114	(2)	(2)
Income tax expense	21	24	(3)	(13)	44	45	(1)	(2)
Net income attributable to MUAH	$32	$35	$(3)	(9)	$68	$69	$(1)	(1)
Average balances - Market View
Total loans held for investment	$46	$173	$(127)	(73)%	$45	$173	$(128)	(74)%
Total assets	1,793	1,664	129	8	1,753	1,585	168	11
Total deposits	35,358	32,812	2,546	8	36,147	32,078	4,069	13

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, service charges on deposit accounts and trust management fees. Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative.

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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$37	$43	$(6)	(14)%	$71	$89	$(18)	(20)%
Noninterest income	114	57	57	100	177	107	70	65
Total revenue	151	100	51	51	248	196	52	27
Noninterest expense	63	27	36	133	115	55	60	109
(Reversal of) provision for credit losses	(9)	15	(24)	(160)	(23)	30	(53)	(177)
Income before income taxes and including noncontrolling interests	97	58	39	67	156	111	45	41
Income tax expense	26	11	15	136	35	23	12	52
Net income attributable to MUAH	$71	$47	$24	51	$121	$88	$33	38
Average balances - Market View
Total loans held for investment	$3,624	$4,006	$(382)	(10)%	$3,636	$4,073	$(437)	(11)%
Total assets	6,179	6,508	(329)	(5)	6,218	6,521	(303)	(5)
Total deposits	2,745	3,401	(656)	(19)	2,829	3,474	(645)	(19)

Net interest income decreased as a result of lower average loan balances as well as a lower funds transfer pricing credit due to a decrease in deposit balances. Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. The provision for credit losses decreased as the result of an improvement in customer credit quality.

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
The following table sets forth the results for Other:

Other
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$58	$21	$37	176%	$78	$28	$50	179%
Noninterest income	100	(7)	107	nm	209	(12)	221	nm
Total revenue	158	14	144	nm	287	16	271	nm
Noninterest expense	225	114	111	97	473	221	252	114
(Reversal of) provision for credit losses	7	1	6	nm	8	2	6	300
Income before income taxes and including noncontrolling interests	(74)	(101)	27	27	(194)	(207)	13	6
Income tax expense	(26)	(57)	31	54	(72)	(98)	26	27
Net income (loss) including noncontrolling interests	(48)	(44)	(4)	(9)	(122)	(109)	(13)	(12)
Deduct: net loss from noncontrolling interests	6	4	2	50	11	9	2	22
Net income attributable to MUAH	$(42)	$(40)	$(2)	(5)	$(111)	$(100)	$(11)	(11)
Average balances - Market View
Total loans held for investment	$248	$275	$(27)	(10)%	$248	$297	$(49)	(16)%
Total assets	27,015	27,757	(742)	(3)	26,855	28,107	(1,252)	(4)
Total deposits	5,678	6,417	(739)	(12)	5,704	6,706	(1,002)	(15)

nm	not meaningful

Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. The provision for credit losses increased primarily due to charge-offs in our FDIC covered assets portfolio which is included in Other.

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2014 Form 10-K. There have been no material changes to these critical accounting estimates during the second quarter of 2015.
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
During the quarter ended June 30, 2015, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. affiliate. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended June 30, 2015, the aggregate interest and fee income relating to these transactions was less than ¥25 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2015, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥2 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of June 30, 2015. For the quarter ended June 30, 2015, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2015. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. During the second quarter of 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Interest Income
Loans	$700	$749	$1,378	$1,416
Securities	121	115	223	230
Other	2	3	5	8
Total interest income	823	867	1,606	1,654
Interest Expense
Deposits	50	61	102	123
Commercial paper and other short-term borrowings	2	2	3	3
Long-term debt	52	41	99	82
Total interest expense	104	104	204	208
Net Interest Income	719	763	1,402	1,446
Provision for credit losses	15	6	18	6
Net interest income after provision for credit losses	704	757	1,384	1,440
Noninterest Income
Service charges on deposit accounts	49	50	98	101
Trust and investment management fees	26	26	54	52
Trading account activities	19	14	27	30
Securities gains, net	5	1	8	3
Credit facility fees	30	31	60	59
Merchant banking fees	20	27	40	51
Brokerage commissions and fees	14	13	27	26
Card processing fees, net	9	9	17	17
Fees from affiliates	192	—	358	—
Other, net	21	31	31	44
Total noninterest income	385	202	720	383
Noninterest Expense
Salaries and employee benefits	555	378	1,122	766
Net occupancy and equipment	75	75	155	146
Professional and outside services	64	63	141	118
Intangible asset amortization	10	13	20	26
Regulatory assessments	14	16	27	31
Other	125	90	227	175
Total noninterest expense	843	635	1,692	1,262
Income before income taxes and including noncontrolling interests	246	324	412	561
Income tax expense	71	84	105	154
Net Income Including Noncontrolling Interests	175	240	307	407
Deduct: Net loss from noncontrolling interests	6	4	11	9
Net Income Attributable to MUAH	$181	$244	$318	$416
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Net Income Attributable to MUAH	$181	$244	$318	$416
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(30)	25	22	16
Net change in unrealized gains (losses) on investment securities	(54)	87	19	155
Foreign currency translation adjustment	2	2	(5)	—
Pension and other postretirement benefit adjustments	13	4	27	12
Total other comprehensive income (loss)	(69)	118	63	183
Comprehensive Income (Loss) Attributable to MUAH	112	362	381	599
Comprehensive loss from noncontrolling interests	(6)	(4)	(11)	(9)
Total Comprehensive Income (Loss)	$106	$358	$370	$590
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2015	December 31, 2014
Assets
Cash and due from banks	$1,815	$1,759
Interest bearing deposits in banks	2,160	3,930
Federal funds sold and securities purchased under resale agreements	68	62
Total cash and cash equivalents	4,043	5,751
Trading account assets	1,089	1,114
Securities available for sale	14,285	13,724
Securities held to maturity (Fair value $10,103 at June 30, 2015 and $8,412 at December 31, 2014)	10,002	8,291
Loans held for investment	76,399	76,804
Allowance for loan losses	(536)	(537)
Loans held for investment, net	75,863	76,267
Premises and equipment, net	622	621
Goodwill	3,225	3,225
Other assets	5,137	4,630
Total assets	$114,266	$113,623
Liabilities
Deposits:
Noninterest bearing	$30,156	$30,534
Interest bearing	51,546	55,470
Total deposits	81,702	86,004
Commercial paper and other short-term borrowings	5,262	2,704
Long-term debt	8,852	6,972
Trading account liabilities	734	894
Other liabilities	2,232	1,897
Total liabilities	98,782	98,471
Commitments, contingencies and guarantees—See Note 11
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of June 30, 2015 and December 31, 2014	136	136
Additional paid-in capital	7,208	7,232
Retained earnings	8,600	8,283
Accumulated other comprehensive loss	(666)	(729)
Total MUAH stockholder's equity	15,278	14,922
Noncontrolling interests	206	230
Total equity	15,484	15,152
Total liabilities and equity	$114,266	$113,623
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	MUAH Stockholder's Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Beginning Balance at December 31, 2013	$136	$7,191	$7,512	$(624)	$253	$14,468
Cumulative effect from change in accounting principle for LIHC investments (1)	—	—	(54)	—	—	(54)
Adjusted Beginning Balance December 31, 2013	136	7,191	7,458	(624)	253	14,414
Net income (loss)	—	—	416	—	(9)	407
Other comprehensive income (loss), net of tax	—	—	—	183	—	183
Compensation—restricted stock units	—	(7)	—	—	—	(7)
Net change	—	(7)	416	183	(9)	583
Balance June 30, 2014	$136	$7,184	$7,874	$(441)	$244	$14,997

Beginning Balance December 31, 2014	$136	$7,232	$8,346	$(729)	$230	$15,215
Cumulative effect from change in accounting principle for LIHC investments (1)	—	—	(63)	—	—	(63)
Adjusted Beginning Balance December 31, 2014	136	7,232	8,283	(729)	230	15,152
Net income (loss)	—	—	318	—	(11)	307
Other comprehensive income (loss), net of tax	—	—	—	63	—	63
Compensation—restricted stock units	—	(24)	(1)	—	—	(25)
Other	—	—	—	—	(13)	(13)
Net change	—	(24)	317	63	(24)	332
Balance June 30, 2015	$136	$7,208	$8,600	$(666)	$206	$15,484

(1)	For additional information on LIHC investments, see Note 1 and Note 4 to these unaudited consolidated financial statements.
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2015	2014
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$307	$407
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	18	6
Depreciation, amortization and accretion, net	202	152
Stock-based compensation—restricted stock units	16	13
Deferred income taxes	126	72
Net gains on sales of securities	(8)	(3)
Net decrease (increase) in trading account assets	25	(90)
Net decrease (increase) in other assets	(173)	87
Net increase (decrease) in trading account liabilities	(160)	124
Net increase (decrease) in other liabilities	(172)	(193)
Loans originated for sale	(678)	(262)
Net proceeds from sale of loans originated for sale	651	335
Pension and other postretirement benefits adjustment	(144)	(91)
Other, net	5	(1)
Total adjustments	(292)	149
Net cash provided by (used in) operating activities	15	556
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	895	598
Proceeds from paydowns and maturities of securities available for sale	978	1,169
Purchases of securities available for sale	(2,228)	(376)
Proceeds from paydowns and maturities of securities held to maturity	831	374
Purchases of securities held to maturity	(2,344)	(2,050)
Proceeds from sales of loans	198	36
Net decrease (increase) in loans	172	(4,055)
Purchases of other investments	(249)	(317)
Other, net	(44)	(9)
Net cash provided by (used in) investing activities	(1,791)	(4,630)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(4,302)	1,465
Net increase (decrease) in commercial paper and other short-term borrowings	2,558	307
Proceeds from issuance of long-term debt	2,697	749
Repayment of long-term debt	(816)	(300)
Other, net	(56)	(21)
Change in noncontrolling interests	(13)	—
Net cash provided by (used in) financing activities	68	2,200
Net change in cash and cash equivalents	(1,708)	(1,874)
Cash and cash equivalents at beginning of period	5,751	6,203
Cash and cash equivalents at end of period	$4,043	$4,329
Cash Paid During the Period For:
Interest	$183	$210
Income taxes, net	61	(13)
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	202	33
Transfer of loans held for investment to other real estate owned assets	10	—
See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (the Bank or MUB). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-1 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2015 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).
The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed, transfer pricing, the evaluation of other-than-temporary impairment on investment securities (Note 2), the allowance for loan losses (Note 3), purchased credit-impaired loans (Note 3), the assessment of goodwill for impairment, income taxes, fair value of financial instruments (Note 7), hedge accounting (Note 8) and pension accounting (Note 10).

During the fourth quarter of 2014, the Company identified that certain noncash items related to the amortization and accretion of interest income and expense on loans held for investment, and activities related to loan syndications, had been reported as cash flows from investing activities but should have been presented as cash flows from operating activities.  The loan syndication activities were also incorrectly reported as noncash transfers from loans held for investment to loans held for sale in the supplemental schedule of noncash investing and financing activities. The Company corrected the June 30, 2014 presentation to appropriately reflect the presentation adopted in the fourth quarter of 2014. The Company has evaluated the effect of the incorrect presentation and determined that the errors were not material, either individually or in the aggregate, to any of the Company’s previously filed annual or quarterly consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The following table displays the affected line items for the six months ended June 30, 2014:

	For the Six Months Ended June 30, 2014
(Dollars in millions)	As Previously Reported	Reclassification Amounts	As Revised
Cash Flows from Operating Activities:
Depreciation, amortization and accretion, net	$201	$(49)	$152
Loans originated for sale	(96)	(166)	(262)
Net proceeds from sale of loans originated for sale	181	154	335
Net cash provided by (used in) operating activities	617	(61)	556

Cash Flows from Investing Activities:
Proceeds from sales of loans	190	(154)	36
Net decrease (increase) in loans	(4,270)	215	(4,055)
Net cash provided by (used in) investing activities	(4,691)	61	(4,630)

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	2,200	—	2,200

Net change in cash and cash equivalents	$(1,874)	$—	$(1,874)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	$199	$(166)	$33
Recently Adopted Accounting Pronouncements
Effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects."
As a result of adopting ASU 2014-1, the Company made an accounting policy election to account for its LIHC investments under the proportional amortization method, when such requirements are met to apply that methodology. Under the proportional amortization method, the Company amortizes the initial investment in proportion to the tax credits and other tax benefits allocated to the Company, with amortization recognized in the statement of income as a component of income tax expense. Retrospective application of this guidance was required.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The consolidated balance sheet as of December 31, 2014; the changes in stockholder's equity as of December 31, 2013; and consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014 have been adjusted to reflect adoption of this guidance as follows:

	December 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Other assets	$4,685	$(55)	$4,630
Other liabilities	1,889	8	1,897
Retained earnings	8,346	(63)	8,283

	December 31, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Retained earnings	$7,512	$(54)	$7,458

	For the Three Months Ended			For the Six Months Ended
	June 30, 2014			June 30, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance	As Previously Reported	Adjustment	As Reported Under New Guidance
Noninterest expense
Other	$107	$(17)	$90	$209	$(34)	$175
Income before income taxes and including noncontrolling interests	307	17	324	527	34	561
Income tax expense	62	22	84	112	42	154
Net Income Attributable to MUAH	$249	$(5)	$244	$424	$(8)	$416
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for interim and annual periods beginning on January 1, 2017. In July 2015 the FASB voted to approve a one-year deferral of the effective date of the standard to January 1, 2018. The FASB announced its intention to amend the effective date by the end of the third quarter of 2015. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

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
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which removes the concept of extraordinary items from GAAP and eliminates the requirement for extraordinary items to be separately presented in the statement of income. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. The guidance may be applied either prospectively or retrospectively. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which provides an employer whose fiscal year-end does not coincide with a calendar month-end a practical expedient to measure defined benefit retirement obligations and related plan assets using the month-end that is closest to its fiscal year-end (rather than the exact date of the fiscal year-end). For an employer that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations (such as a plan amendment, settlement, or curtailment), the ASU also provides a practical expedient that permits the employer to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event (rather than the exact date of the event). The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.
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

Note 2—Securities

Securities Available for Sale

At June 30, 2015 and December 31, 2014, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are presented below.

	June 30, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$403	$1	$1	$403
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,661	2	81	7,582
Privately issued	144	2	1	145
Privately issued - commercial mortgage-backed securities	1,631	11	16	1,626
Collateralized loan obligations	2,832	3	12	2,823
Other	8	1	—	9
Asset Liability Management securities	12,679	20	111	12,588
Other debt securities:
Direct bank purchase bonds	1,625	41	26	1,640
Other	50	—	—	50
Equity securities	5	2	—	7
Total securities available for sale	$14,359	$63	$137	$14,285

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$7,649	$2	$91	$7,560
Privately issued	166	3	1	168
Privately issued - commercial mortgage-backed securities	1,689	15	13	1,691
Collateralized loan obligations	2,527	4	37	2,494
Other	8	1	—	9
Asset Liability Management securities	12,039	25	142	11,922
Other debt securities:
Direct bank purchase bonds	1,719	49	27	1,741
Other	53	—	1	52
Equity securities	8	2	1	9
Total securities available for sale	$13,819	$76	$171	$13,724

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2015 and December 31, 2014 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$202	$1	$—	$—	$202	$1
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	4,649	43	2,502	38	7,151	81
Privately issued	13	—	44	1	57	1
Privately issued - commercial mortgage-backed securities	1,072	15	89	1	1,161	16
Collateralized loan obligations	255	—	1,161	12	1,416	12
Other	—	—	1	—	1	—
Asset Liability Management securities	6,191	59	3,797	52	9,988	111
Other debt securities:
Direct bank purchase bonds	56	3	914	23	970	26
Other	—	—	—	—	—	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$6,247	$62	$4,716	$75	$10,963	$137

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$611	$1	$6,258	$90	$6,869	$91
Privately issued	9	—	49	1	58	1
Privately issued - commercial mortgage-backed securities	143	—	842	13	985	13
Collateralized loan obligations	657	6	1,481	31	2,138	37
Other	—	—	1	—	1	—
Asset Liability Management securities	1,420	7	8,631	135	10,051	142
Other debt securities:
Direct bank purchase bonds	75	3	937	24	1,012	27
Other	—	—	22	1	22	1
Equity securities	1	1	5	—	6	1
Total securities available for sale	$1,496	$11	$9,595	$160	$11,091	$171

At June 30, 2015, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2015, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

Note 2—Securities (Continued)

Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2015, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2015
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$251	$152	$—	$403
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1	16	405	7,160	7,582
Privately issued	—	3	—	142	145
Privately issued - commercial mortgage-backed securities	—	—	36	1,590	1,626
Collateralized loan obligations	—	22	1,160	1,641	2,823
Other	—	2	7	—	9
Asset Liability Management securities	1	294	1,760	10,533	12,588
Other debt securities:
Direct bank purchase bonds	6	543	639	452	1,640
Other	4	12	2	32	50
Total debt securities available for sale	$11	$849	$2,401	$11,017	$14,278

Note 2—Securities (Continued)

The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014
Proceeds from sales	$571	$264	$895	$598
Gross realized gains	6	6	11	8
Gross realized losses	1	—	1	—

Securities Held to Maturity
The securities held to maturity consist of residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities and U.S. government-sponsored agencies. Management has asserted the positive intent and ability to hold these securities to maturity. At June 30, 2015 and December 31, 2014, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	June 30, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$487	$—	$—	$487	$7	$—	$494
U.S. government-sponsored agencies	842	—	—	842	—	5	837
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,030	5	60	6,975	72	22	7,025
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,775	—	77	1,698	53	4	1,747
Total securities held to maturity	$10,134	$5	$137	$10,002	$132	$31	$10,103

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$486	$—	$—	$486	$3	$—	$489
U.S. government-sponsored agencies	125	—	—	125	—	—	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	6,002	6	66	5,942	76	5	6,013
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,820	—	82	1,738	53	6	1,785
Total securities held to maturity	$8,433	$6	$148	$8,291	$132	$11	$8,412

Amortized cost is defined as the original purchase cost, adjusted for any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings. The carrying amount is the difference between the amortized cost and amount recognized in OCI. The amount recognized in OCI primarily reflects the unrealized gain or loss at date of transfer to the held to maturity classification, net of amortization, which is recorded in interest income on securities.

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2015 and December 31, 2014 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government-sponsored agencies	$617	$—	$5	$—	$—	$—	$617	$—	$5
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	1,901	—	21	1,866	60	1	3,767	60	22
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	213	—	1	1,449	77	3	1,662	77	4
Total securities held to maturity	$2,731	$—	$27	$3,315	$137	$4	$6,046	$137	$31

	December 31, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$399	$—	$1	$2,341	$66	$4	$2,740	$66	$5
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	134	—	—	1,552	82	6	1,686	82	6
Total securities held to maturity	$533	$—	$1	$3,893	$148	$10	$4,426	$148	$11

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2015
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$487	$494	$—	$—	$—	$—	$487	$494
U.S. government-sponsored agencies	—	—	842	837	—	—	842	837
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	13	13	6,962	7,012	6,975	7,025
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	50	796	837	853	860	1,698	1,747
Total securities held to maturity	$536	$544	$1,651	$1,687	$7,815	$7,872	$10,002	$10,103

Note 2—Securities (Continued)

Securities Collateral
At June 30, 2015, the Company had $1.6 billion of securities available for sale pledged as collateral to secure public and trust deposits, where the secured party cannot resell or repledge such securities. At June 30, 2015 and December 31, 2014, the Company accepted securities as collateral for reverse repurchase agreements that it is permitted by contract to sell or repledge of $66 million and $61 million, respectively, none of which has been sold or repledged. These securities received as collateral are not recognized on the Company's balance sheet. For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2014 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at June 30, 2015 and December 31, 2014:

(Dollars in millions)	June 30, 2015	December 31, 2014
Loans held for investment:
Commercial and industrial	$27,854	$27,623
Commercial mortgage	13,800	14,016
Construction	2,071	1,746
Lease financing	759	800
Total commercial portfolio	44,484	44,185
Residential mortgage	28,374	28,977
Home equity and other consumer loans	3,098	3,117
Total consumer portfolio	31,472	32,094
Total loans held for investment, before purchased credit-impaired loans	75,956	76,279
Purchased credit-impaired loans(1)	443	525
Total loans held for investment(2)	76,399	76,804
Allowance for loan losses	(536)	(537)
Loans held for investment, net	$75,863	$76,267

(1)
Includes $101 million and $126 million as of June 30, 2015 and December 31, 2014, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements. Subsequent to June 30, 2015, the FDIC loss share agreements expired for $77 million of these loans.

(2)	Includes $157 million and $151 million at June 30, 2015 and December 31, 2014, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended June 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$459	$48	$3	$20	$530
(Reversal of) provision for loan losses	12	5	9	—	26
Loans charged-off	(13)	(3)	(8)	—	(24)
Recoveries of loans previously charged-off	3	1	—	—	4
Allowance for loan losses, end of period	$461	$51	$4	$20	$536

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Three Months Ended June 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$479	$55	$3	$20	$557
(Reversal of) provision for loan losses	7	(3)	—	5	9
Loans charged-off	(8)	(4)	—	—	(12)
Recoveries of loans previously charged-off	4	1	—	—	5
Allowance for loan losses, end of period	$482	$49	$3	$25	$559

	For the Six Months Ended June 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$465	$49	$3	$20	$537
(Reversal of) provision for loan losses	7	7	9	—	23
Other	(1)	—	—	—	(1)
Loans charged-off	(17)	(6)	(8)	—	(31)
Recoveries of loans previously charged-off	7	1	—	—	8
Allowance for loan losses, end of period	$461	$51	$4	$20	$536

	For the Six Months Ended June 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	58	(15)	2	(52)	(7)
Other	(1)	—	—	—	(1)
Loans charged-off	(14)	(7)	—	—	(21)
Recoveries of loans previously charged-off	18	2	—	—	20
Allowance for loan losses, end of period	$482	$49	$3	$25	$559

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2015 and December 31, 2014:

	June 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$17	$16	$—	$—	$33
Collectively evaluated for impairment	444	35	—	20	499
Purchased credit-impaired loans	—	—	4	—	4
Total allowance for loan losses	$461	$51	$4	$20	$536

Loans held for investment:
Individually evaluated for impairment	$219	$324	$3	$—	$546
Collectively evaluated for impairment	44,265	31,148	—	—	75,413
Purchased credit-impaired loans	—	—	440	—	440
Total loans held for investment	$44,484	$31,472	$443	$—	$76,399

	December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$18	$16	$—	$—	$34
Collectively evaluated for impairment	447	33	—	20	500
Purchased credit-impaired loans	—	—	3	—	3
Total allowance for loan losses	$465	$49	$3	$20	$537

Loans held for investment:
Individually evaluated for impairment	$164	$338	$1	$—	$503
Collectively evaluated for impairment	44,021	31,756	—	—	75,777
Purchased credit-impaired loans	—	—	524	—	524
Total loans held for investment	$44,185	$32,094	$525	$—	$76,804

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2015 and December 31, 2014:

(Dollars in millions)	June 30, 2015	December 31, 2014
Commercial and industrial	$64	$55
Commercial mortgage	43	40
Total commercial portfolio	107	95
Residential mortgage	209	231
Home equity and other consumer loans	36	40
Total consumer portfolio	245	271
Total nonaccrual loans, before purchased credit-impaired loans	352	366
Purchased credit-impaired loans	10	9
Total nonaccrual loans	$362	$375
Troubled debt restructured loans that continue to accrue interest	$329	$283
Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$191	$184

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$28,572	$6	$35	$41	$28,613
Commercial mortgage	13,783	12	5	17	13,800
Construction	2,071			—	2,071
Total commercial portfolio	44,426	18	40	58	44,484
Residential mortgage	28,223	101	50	151	28,374
Home equity and other consumer loans	3,074	13	11	24	3,098
Total consumer portfolio	31,297	114	61	175	31,472
Total loans held for investment, excluding purchased credit-impaired loans	$75,723	$132	$101	$233	$75,956

	December 31, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$28,392	$19	$12	$31	$28,423
Commercial mortgage	13,991	21	4	25	14,016
Construction	1,744	2	—	2	1,746
Total commercial portfolio	44,127	42	16	58	44,185
Residential mortgage	28,802	112	63	175	28,977
Home equity and other consumer loans	3,084	20	13	33	3,117
Total consumer portfolio	31,886	132	76	208	32,094
Total loans held for investment, excluding purchased credit-impaired loans	$76,013	$174	$92	$266	$76,279

The Company's loans 90 days or more past due and still accruing totaled $2 million and $3 million at June 30, 2015 and December 31, 2014, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $36 million and $47 million at June 30, 2015 and December 31, 2014, respectively.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $78 million and $98 million covered by FDIC loss share agreements, at June 30, 2015 and December 31, 2014, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	June 30, 2015
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,394	$613	$456	$28,463
Construction	2,051	21	—	2,072
Commercial mortgage	13,330	140	165	13,635
Total commercial portfolio	42,775	774	621	44,170
Purchased credit-impaired loans	37	38	96	171
Total	$42,812	$812	$717	$44,341

	December 31, 2014
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,471	$452	$360	$28,283
Construction	1,729	18	—	1,747
Commercial mortgage	13,522	128	183	13,833
Total commercial portfolio	42,722	598	543	43,863
Purchased credit-impaired loans	37	38	128	203
Total	$42,759	$636	$671	$44,066

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $23 million and $28 million of loans covered by FDIC loss share agreements, at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,165	$209	$28,374
Home equity and other consumer loans	3,062	36	3,098
Total consumer portfolio	31,227	245	31,472
Purchased credit-impaired loans	171	—	171
Total	$31,398	$245	$31,643

	December 31, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,746	$231	$28,977
Home equity and other consumer loans	3,077	40	3,117
Total consumer portfolio	31,823	271	32,094
Purchased credit-impaired loans	196	—	196
Total	$32,019	$271	$32,290
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

Note 3—Loans and Allowance for Loan Losses (Continued)

unused credit lines for home equity products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent home pricing index data available for the property location.

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at June 30, 2015 and December 31, 2014. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	June 30, 2015
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,023	$5,554	$537	$28,114
Home equity and other consumer loans	2,180	768	84	3,032
Total consumer portfolio	24,203	6,322	621	31,146
Purchased credit-impaired loans	63	96	13	172
Total	$24,266	$6,418	$634	$31,318
Percentage of total	78%	20%	2%	100%

	December 31, 2014
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,505	$5,717	$493	$28,715
Home equity and other consumer loans	2,209	754	83	3,046
Total consumer portfolio	24,714	6,471	576	31,761
Purchased credit-impaired loans	73	111	13	197
Total	$24,787	$6,582	$589	$31,958
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	June 30, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,078	$905	$66	$65	$28,114
Home equity loans	2,296	222	92	51	2,661
Total consumer portfolio	29,374	1,127	158	116	30,775
Purchased credit-impaired loans	122	36	11	—	169
Total	$29,496	$1,163	$169	$116	$30,944
Percentage of total	95%	4%	1%	—%	100%

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,162	$1,430	$92	$31	$28,715
Home equity loans	2,364	270	118	50	2,802
Total consumer portfolio	29,526	1,700	210	81	31,517
Purchased credit-impaired loans	131	45	18	1	195
Total	$29,657	$1,745	$228	$82	$31,712
Percentage of total	94%	5%	1%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of June 30, 2015 and December 31, 2014. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $23 million and $33 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2015 and December 31, 2014, respectively.

(Dollars in millions)	June 30, 2015	December 31, 2014
Commercial and industrial	$175	$100
Commercial mortgage	21	28
Total commercial portfolio	196	128
Residential mortgage	294	308
Home equity and other consumer loans	30	30
Total consumer portfolio	324	338
Total restructured loans, excluding purchased credit-impaired loans	$520	$466

For the second quarter of 2015, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications for the six months ended June 30, 2015 and June 30, 2014. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$34	$34	$106	$106
Commercial mortgage	6	6	8	8
Total commercial portfolio	40	40	114	114
Residential mortgage	6	6	10	10
Home equity and other consumer loans	1	1	2	2
Total consumer portfolio	7	7	12	12
Total	$47	$47	$126	$126

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$76	$76	$80	$80
Commercial mortgage	7	7	18	18
Total commercial portfolio	83	83	98	98
Residential mortgage	4	4	10	9
Home equity and other consumer loans	2	2	4	4
Total consumer portfolio	6	6	14	13
Total	$89	$89	$112	$111

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2015 and 2014, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Commercial and industrial	$21	$25
Commercial mortgage	2	3
Total commercial portfolio	23	28
Residential mortgage	—	—
Home equity and other consumer loans	—	—
Total consumer portfolio	—	—
Total	$23	$28

(Dollars in millions)	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014
Commercial and industrial	$6	$6
Commercial mortgage	3	3
Total commercial portfolio	9	9
Residential mortgage	2	4
Home equity and other consumer loans	—	1
Total consumer portfolio	2	5
Total	$11	$14

For the TDR consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate.
Loan Impairment
Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial portfolio and loans modified in a TDR. The Company records an impairment allowance when the value of a loan evaluated for impairment is less than the recorded investment in the loan.
The following tables show information about impaired loans by class as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$108	$84	$192	$16	$132	$84
Commercial mortgage	23	4	27	1	26	4
Total commercial portfolio	131	88	219	17	158	88
Residential mortgage	191	103	294	15	204	119
Home equity and other consumer loans	7	23	30	1	7	36
Total consumer portfolio	198	126	324	16	211	155
Total, excluding purchased credit-impaired loans	329	214	543	33	369	243
Purchased credit-impaired loans	1	2	3	—	1	3
Total	$330	$216	$546	$33	$370	$246

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$89	$35	$124	$14	$120	$39
Commercial mortgage	37	3	40	4	39	3
Total commercial portfolio	126	38	164	18	159	42
Residential mortgage	198	110	308	16	211	127
Home equity and other consumer loans	6	24	30	—	7	37
Total consumer portfolio	204	134	338	16	218	164
Total, excluding purchased credit-impaired loans	330	172	502	34	377	206
Purchased credit-impaired loans	—	1	1	—	—	2
Total	$330	$173	$503	$34	$377	$208

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and six months ended June 30, 2015 and 2014 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$183	$1	$219	$1	$164	$3	$219	$4
Commercial mortgage	29	1	35	—	32	1	37	2
Construction	—	—	—	1	—	—	—	1
Total commercial portfolio	212	2	254	2	196	4	256	7
Residential mortgage	298	2	310	3	301	5	312	6
Home equity and other consumer loans	30	—	26	—	30	1	25	1
Total consumer portfolio	328	2	336	3	331	6	337	7
Total, excluding purchased credit-impaired loans	540	4	590	5	527	10	593	14
Purchased credit-impaired loans	2	—	2	—	2	—	2	—
Total	$542	$4	$592	$5	$529	$10	$595	$14

The Company transferred a net $207 million of commercial loans from held for investment to held for sale, and sold $198 million of commercial loans during the six months ended June 30, 2015. The Company transferred a net $33 million of commercial loans from held for investment to held for sale, and sold $36 million of commercial loans during the six months ended June 30, 2014. No consumer loans were sold or transferred from held for investment to held for sale.

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheet at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$205	$214	$—	$—
Leasing investments	3	613	153	769	69	69
Total consolidated VIEs	$12	$613	$358	$983	$69	$69

	December 31, 2014
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$230	$239	$—	$—
Leasing investments	10	653	147	810	80	80
Total consolidated VIEs	$19	$653	$377	$1,049	$80	$80

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at June 30, 2015 and December 31, 2014. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	June 30, 2015
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$25	$170	$1,107	$1,302	$394	$394	$1,302
Leasing investments	—	21	953	974	60	60	991
Other investments	—	30	19	49	—	—	51
Total unconsolidated VIEs	$25	$221	$2,079	$2,325	$454	$454	$2,344

	December 31, 2014
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments (1)	$25	$163	$1,101	$1,289	$433	$433	$1,289
Leasing investments	—	21	886	907	55	55	923
Other investments	—	29	20	49	—	—	51
Total unconsolidated VIEs	$25	$213	$2,007	$2,245	$488	$488	$2,263

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

LIHC Investments
The Company makes investments in partnerships and funds formed by third parties. The primary purpose of the partnerships and funds is to invest in low-income housing units and distribute tax credits and tax benefits associated with the underlying properties to investors. The Company is a limited partner investor and is allocated tax credits and deductions, but has no voting or other rights to direct the activities of the funds or partnerships, and therefore is not considered the primary beneficiary and does not consolidate these investments.

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
(Dollars in millions)
Income (loss) from LIHC investments included in other noninterest expense	$2	$2	$4	$6
Amortization of LIHC investments included in income tax expense	29	29	56	55
Tax credits and other tax benefits from LIHC investments included in income tax expense	44	37	90	78

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

Other Investments
The Company has other investments in structures formed by third parties. The Company has no voting or other rights to direct the activities of the investments that would most significantly impact the entities’ performance, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Note 5—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	June 30, 2015	December 31, 2014
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.11% and 0.12% at June 30, 2015 and December 31, 2014, respectively	$587	$111
Commercial paper, with a weighted average interest rate of 0.18% and 0.16% at June 30, 2015 and December 31, 2014, respectively	3,675	2,593
Federal Home Loan Bank advances, with a weighted average interest rate of 0.22% at June 30, 2015	1,000	—
Total commercial paper and other short-term borrowings	$5,262	$2,704

Note 6—Long-Term Debt
The following is a summary of MUAH's, the Bank's and other subsidiaries' long-term debt:

(Dollars in millions)	June 30, 2015	December 31, 2014
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at .57% above 3-month LIBOR, had a rate of 0.85% at June 30, 2015(2)	$250	$—
Fixed rate 1.625% notes due February 2018(2)	450	—
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 2.25% notes due February 2020(2)	1,000	—
Fixed rate 3.00% notes due February 2025(2)	497	—
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.66% at June 30, 2015 and 1.63% at December 31, 2014	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes due September 2036. These notes bear a combined weighted-average rate of 1.97% at June 30, 2015 and 2.35% at December 31, 2014	36	52
Total debt issued by MUAH	2,931	750
Debt issued by MUB and other subsidiaries
Senior debt:
Fixed FHLB of San Francisco advances due February 2016. These notes bear a combined weighted-average rate of 2.50% at June 30, 2015 and 2.56% at December 31, 2014	$500	$800
Fixed rate 3.00% notes due June 2016	700	700
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.03% at June 30, 2015 and 1.00% at December 31, 2014	500	500
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Fixed rate 2.250% notes due May 2019	503	499
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 0.68% at June 30, 2015 and 0.63% at December 31, 2014	250	250
Subordinated debt:
Fixed rate 5.95% notes due May 2016	706	711
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.2% above 3-month LIBOR, had a rate of 1.48% at June 30, 2015 and 1.45% at December 31, 2014	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.92% at June 30, 2015 and December 31, 2014(1)	14	14
Total debt issued by MUB and other subsidiaries	5,921	6,222
Total long-term debt	$8,852	$6,972

(1)	Long-term debt assumed through acquisitions.

(2)
In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of June 30, 2015, $1.4 billion of debt or other securities were available for issuance under this shelf registration. For a more detailed discussion of the debt issuance, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.
Valuation Processes
The Company has established a valuation committee to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The valuation committee’s responsibilities include reviewing fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes and other valuation processes. The valuation committee reports to the Company’s Risk & Capital Committee and meets at least quarterly.

Independent Price Verification is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its independent price verification procedures, the Company compares pricing sources, tests data variances within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the valuation committee. For further information related to valuation processes, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, by major category and by valuation hierarchy level:

	June 30, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$122	$—	$—	$122
U.S. government-sponsored agency securities	—	116	—	—	116
State and municipal securities	—	8	—	—	8
Interest rate derivative contracts	—	897	4	(143)	758
Commodity derivative contracts	—	299	3	(296)	6
Foreign exchange derivative contracts	1	88	1	(55)	35
Equity derivative contracts	—	—	275	(231)	44
Total trading account assets	1	1,530	283	(725)	1,089
Securities available for sale:
U.S. Treasury	—	403	—	—	403
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,582	—	—	7,582
Privately issued	—	145	—	—	145
Privately issued - commercial mortgage-backed securities	—	1,626	—	—	1,626
Collateralized loan obligations	—	2,823	—	—	2,823
Other	—	9	—	—	9
Other debt securities:
Direct bank purchase bonds	—	—	1,640	—	1,640
Other	—	2	48	—	50
Equity securities	7	—	—	—	7
Total securities available for sale	7	12,590	1,688	—	14,285
Other assets:
Interest rate hedging contracts	—	86	—	(82)	4
Other derivative contracts	—	1	1	—	2
Total other assets	—	87	1	(82)	6
Total assets	$8	$14,207	$1,972	$(807)	$15,380
Percentage of total	—%	92%	13%	(5)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$830	$—	$(708)	$125
Commodity derivative contracts	—	289	3	(69)	223
Foreign exchange derivative contracts	1	67	1	(22)	47
Equity derivative contracts	—	—	274	—	274
Securities sold, not yet purchased	—	65	—	—	65
Total trading account liabilities	4	1,251	278	(799)	734
Other liabilities:
FDIC clawback liability	—	—	106	—	106
Interest rate hedging contracts	—	14	—	(14)	—
Other derivative contracts	—	—	3	—	3
Total other liabilities	—	14	109	(14)	109
Total liabilities	$4	$1,265	$387	$(813)	$843
Percentage of total	—%	150%	46%	(96)%	100%
Percentage of total Company liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$69	$—	$—	$69
U.S. government-sponsored agency securities	—	125	—	—	125
State and municipal securities	—	10	—	—	10
Interest rate derivative contracts	—	928	5	(172)	761
Commodity derivative contracts	—	417	5	(392)	30
Foreign exchange derivative contracts	1	104	1	(63)	43
Equity derivative contracts	—	—	300	(224)	76
Total trading account assets	1	1,653	311	(851)	1,114
Securities available for sale:
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,560	—	—	7,560
Privately issued	—	168	—	—	168
Privately issued - commercial mortgage-backed securities	—	1,691	—	—	1,691
Collateralized loan obligations	—	2,494	—	—	2,494
Other	—	9	—	—	9
Other debt securities:
Direct bank purchase bonds	—	—	1,741	—	1,741
Other	—	3	49	—	52
Equity securities	9	—	—	—	9
Total securities available for sale	9	11,925	1,790	—	13,724
Other assets:
Interest rate hedging contracts	—	36	—	(36)	—
Other derivative contracts	—	—	2	—	2
Total other assets	—	36	2	(36)	2
Total assets	$10	$13,614	$2,103	$(887)	$14,840
Percentage of total	—%	92%	14%	(6)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$829	$—	$(667)	$163
Commodity derivative contracts	—	403	5	(93)	315
Foreign exchange derivative contracts	1	78	1	(24)	56
Equity derivative contracts	—	—	299	—	299
Securities sold, not yet purchased	—	61	—	—	61
Total trading account liabilities	2	1,371	305	(784)	894
Other liabilities:
FDIC clawback liability	—	—	105	—	105
Interest rate hedging contracts	—	4	—	(3)	1
Other derivative contracts	—	1	2	—	3
Total other liabilities	—	5	107	(3)	109
Total liabilities	$2	$1,376	$412	$(787)	$1,003
Percentage of total	—%	137%	41%	(78)%	100%
Percentage of total Company liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014. Level 3 available for sale securities at June 30, 2015 and 2014 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	June 30, 2015					June 30, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$306	$1,694	$3	$(301)	$(109)	$273	$2,046	$1	$(266)	$(103)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(12)	—	(2)	12	—	35	—	1	(36)	(2)
Included in other comprehensive income	—	(5)	—	—	—	—	7	—	—	—
Purchases/additions	1	8	—	—	—	—	14	—	—	—
Sales	—	—	—	(1)	—	—	—	—	(1)	—
Settlements	(12)	(9)	—	12	—	(5)	(122)	—	5	—
Asset (liability) balance, end of period	$283	$1,688	$1	$(278)	$(109)	$303	$1,945	$2	$(298)	$(105)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(12)	$—	$(2)	$12	$—	$35	$—	$1	$(36)	$(2)

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Six Months Ended
	June 30, 2015					June 30, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$311	$1,790	$2	$(305)	$(107)	$271	$2,018	$1	$(264)	$(99)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(4)	—	(1)	2	(2)	36	—	1	(37)	(6)
Included in other comprehensive income	—	(8)	—	—	—	—	15	—	—	—
Purchases/additions	1	17	—	—	—	3	137	—	—	—
Sales	—	—	—	(1)	—	—	—	—	(4)	—
Settlements	(25)	(111)	—	26	—	(7)	(225)	—	7	—
Asset (liability) balance, end of period	$283	$1,688	$1	$(278)	$(109)	$303	$1,945	$2	$(298)	$(105)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(4)	$—	$(1)	$2	$(2)	$36	$—	$1	$(37)	$(6)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at June 30, 2015.

(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,640	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0%	0.5%
			Loss severity	10.0 - 60.0%	30.6%
Other liabilities:
FDIC clawback liability	$106	Discounted cash flow	Probability of default	0.1 - 100.0%	56.9%
			Loss severity	0.0 - 100.0%	30.8%

The direct bank purchase bonds use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

The FDIC clawback liability uses a discounted cash flow valuation technique. This technique uses significant unobservable inputs such as probability of default and loss severity. Increases (decreases) in probability of default and loss severity would result in a lower (higher) liability.

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2015 and 2014 that were still held on the consolidated balance sheet as of the respective periods

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2015				Gain (Loss) For the Three Months Ended June 30, 2015	Gain (Loss) For the Six Months Ended June 30, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$35	$—	$—	$35	$(7)	$(13)
Other assets:
OREO	5	—	—	5	(1)	(1)
Private equity investments	7	—	—	7	—	(5)
Total	$47	$—	$—	$47	$(8)	$(19)

	June 30, 2014				Gain (Loss) For the Three Months Ended June 30, 2014	Gain (Loss) For the Six Months Ended June 30, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$198	$—	$—	$198	$(6)	$(35)
Other assets:
OREO	14	—	—	14	(1)	(3)
Total	$212	$—	$—	$212	$(7)	$(38)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was determined using a discounted cash flow analysis.
Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of June 30, 2015 and as of December 31, 2014:

	June 30, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,043	$4,043	$4,043	$—	$—
Securities held to maturity	10,002	10,103	—	10,103	—
Loans held for investment (1)	75,112	76,783	—	—	76,783
Other assets	16	11	—	—	11
Liabilities
Deposits	$81,702	$81,766	$—	$81,766	$—
Commercial paper and other short-term borrowings	5,262	5,262	—	5,262	—
Long-term debt	8,852	8,887	—	8,887	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$257	$257	$—	$—	$257

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,751	$5,751	$5,751	$—	$—
Securities held to maturity	8,291	8,412	—	8,412	—
Loans held for investment (1)	75,475	77,324	—	—	77,324
Other assets	59	11	—	—	11
Liabilities
Deposits	$86,004	$86,076	$—	$86,076	$—
Commercial paper and other short-term borrowings	2,704	2,704	—	2,704	—
Long-term debt	6,972	7,073	—	7,073	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$269	$269	$—	$—	$269

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

For further information on methodologies for approximating fair values, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging
The Company enters into certain derivative and other financial instruments primarily to assist customers with their risk management objectives and to manage the Company’s exposure to interest rate risk. When entering into derivatives on behalf of customers the Company generally acts as a financial intermediary by offsetting a significant portion of the market risk for these derivatives with third parties. The Company may also enter into derivatives for other risk management purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value.
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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of June 30, 2015 and December 31, 2014, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$13,975	$81	$14	$9,750	$34	$4
Fair value hedges
Interest rate contracts	500	5	—	500	2	—
Not designated as hedging instruments:
Trading
Interest rate contracts	49,129	901	833	46,944	933	830
Commodity contracts	4,464	302	292	4,741	422	408
Foreign exchange contracts	5,000	90	69	5,661	106	80
Equity contracts	3,556	275	274	3,797	300	299
Total Trading	62,149	1,568	1,468	61,143	1,761	1,617
Other risk management	348	2	3	286	2	3
Total derivative instruments	$76,972	$1,656	$1,485	$71,679	$1,799	$1,624

We recognized net losses of $2 million and net losses of $1 million on other risk management derivatives for the three and six months ended June 30, 2015, compared to net losses of $1 million and net losses of $2 million on other risk management derivatives for the three and six months ended June 30, 2014, which are included in other noninterest income.

Derivatives Designated and Qualifying as Hedging Instruments
The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans, CDs, borrowings, and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For further information related to the Company’s hedging strategy, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $14.0 billion at June 30, 2015 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At June 30, 2015, the weighted average remaining life of the active cash flow hedges was 3.5 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in earnings in the period in which they arise. At June 30, 2015, the Company expects to reclassify approximately $152 million of income from AOCI to net interest income during the twelve months ending June 30, 2016. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2015.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2015	2014	Location	2015	2014	Location	2015	2014
Derivatives in cash flow hedging relationships
			Interest income	$41	$27
Interest rate contracts	$(8)	$70	Interest expense	—	2	Noninterest expense	$—	$1
Total	$(8)	$70		$41	$29		$—	$1

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2015	2014	Location	2015	2014	Location	2015	2014
Derivatives in cash flow hedging relationships
			Interest income	$73	$49
Interest rate contracts	$111	$78	Interest expense	1	3	Noninterest expense	$1	$1
Total	$111	$78		$74	$52		$1	$1

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

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges for the three and six months ended June 30, 2015 and 2014, respectively:

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(3)	$3	$—	$3	$(3)	$—
Total	$(3)	$3	$—	$3	$(3)	$—

	For the Three Months Ended June 30, 2014			For the Six Months Ended June 30, 2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$3	$(3)	$—	$3	$(3)	$—
Total	$3	$(3)	$—	$3	$(3)	$—

Derivatives Not Designated as Hedging Instruments
Trading Derivatives
Derivative instruments classified as trading are primarily derivatives entered into as an accommodation for customers. Trading derivatives are included in trading assets or trading liabilities with changes in fair value reflected in income from trading account activities. The majority of the Company's derivative transactions for customers were essentially offset by contracts with third parties that reduce or eliminate market risk exposures.
The Company offers market-linked CDs, which allow the client to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity, or currency indices. The Company offsets its exposure to the embedded derivative contained in market-linked CDs with a matched over-the-counter option. Both the embedded derivative (when bifurcated) and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and six months ended June 30, 2015 and 2014:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Trading derivatives:
Interest rate contracts	$12	$9	$10	$19
Equity contracts	—	—	—	1
Foreign exchange contracts	5	2	11	6
Commodity contracts	1	(1)	2	1
Other contracts	—	2	—	1
Total	$18	$12	$23	$28

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

The following tables present the offsetting of financial assets and liabilities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,656	$807	$849	$59	$—	$790
Securities purchased under resale agreements	68	—	68	66	—	2
Total	$1,724	$807	$917	$125	$—	$792
Financial Liabilities:
Derivative liabilities	$1,485	$813	$672	$119	$—	$553
Securities sold under repurchase agreements	120	—	120	120	—	—
Total	$1,605	$813	$792	$239	$—	$553

	December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,799	$887	$912	$113	$—	$799
Securities purchased under resale agreements	62	—	62	61	—	1
Total	$1,861	$887	$974	$174	$—	$800
Financial Liabilities:
Derivative liabilities	$1,624	$787	$837	$162	$—	$675
Securities sold under repurchase agreements	68	—	68	68	—	—
Total	$1,692	$787	$905	$230	$—	$675

Note 9—Accumulated Other Comprehensive Income
The following table presents the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended June 30, 2015 and 2014:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(8)	$3	$(5)
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(41)	16	(25)
Net change	(49)	19	(30)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(87)	34	(53)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(5)	2	(3)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Less: amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	(88)	34	(54)
Foreign currency translation adjustment	3	(1)	2
Pension and other postretirement benefits:
Amortization of prior service costs(1)	(7)	3	(4)
Recognized net actuarial gain (loss)(1)	27	(10)	17
Net change(1)	20	(7)	13
Net change in AOCI	$(114)	$45	$(69)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$70	$(28)	$42
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(29)	12	(17)
Net change	41	(16)	25
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	156	(61)	95
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(1)	—	(1)
Less: accretion of fair value adjustment on securities available for sale	(18)	8	(10)
Less: amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	142	(55)	87
Foreign currency translation adjustment	4	(2)	2
Pension and other postretirement benefits:
Pension and other postretirement benefits arising during the period	(4)	2	(2)
Amortization of prior service costs (1)	(4)	2	(2)
Recognized net actuarial gain (loss)(1)	15	(7)	8
Net change(1)	7	(3)	4
Net change in AOCI	$194	$(76)	$118

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

Note 9—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the six months ended June 30, 2015 and 2014:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$111	$(44)	$67
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(74)	29	(45)
Net change	37	(15)	22
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	33	(13)	20
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(8)	3	(5)
Less: accretion of fair value adjustment on securities available for sale	(3)	1	(2)
Less: amortization of net unrealized (gains) losses on held to maturity securities	10	(4)	6
Net change	32	(13)	19
Foreign currency translation adjustment	(9)	4	(5)
Pension and other postretirement benefits:
Amortization of prior service costs(1)	(13)	5	(8)
Recognized net actuarial gain (loss)(1)	56	(21)	35
Net change(1)	43	(16)	27
Net change in AOCI	$103	$(40)	$63

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$78	$(31)	$47
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(52)	21	(31)
Net change	26	(10)	16
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	272	(107)	165
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Less: accretion of fair value adjustment on securities available for sale	(24)	10	(14)
Less: amortization of net unrealized (gains) losses on held to maturity securities	10	(4)	6
Net change	255	(100)	155
Pension and other postretirement benefits:
Pension and other postretirement benefits arising during the period	(4)	2	(2)
Amortization of prior service costs (1)	(4)	2	(2)
Recognized net actuarial gain (loss)(1)	29	(13)	16
Net change(1)	21	(9)	12
Net change in AOCI	$302	$(119)	$183

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

Note 9—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive income balances:

For the Three Months Ended June 30, 2014 and 2015:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, March 31, 2014	$7	$(260)	$(5)	$(301)	$(559)
Other comprehensive income (loss) before reclassifications	42	95	2	(2)	137
Amounts reclassified from AOCI	(17)	(8)	—	6	(19)
Balance, June 30, 2014	$32	$(173)	$(3)	$(297)	$(441)
Balance, March 31, 2015	$73	$(72)	$(17)	$(581)	$(597)
Other comprehensive income (loss) before reclassifications	(5)	(51)	2	—	(54)
Amounts reclassified from AOCI	(25)	(3)	—	13	(15)
Balance, June 30, 2015	$43	$(126)	$(15)	$(568)	$(666)

For the Six Months Ended June 30, 2014 and 2015:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income (loss) before reclassifications	47	165	—	(2)	210
Amounts reclassified from AOCI	(31)	(10)	—	14	(27)
Balance, June 30, 2014	$32	$(173)	$(3)	$(297)	$(441)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$(729)
Other comprehensive income (loss) before reclassifications	67	24	(5)	—	86
Amounts reclassified from AOCI	(45)	(5)	—	27	(23)
Balance, June 30, 2015	$43	$(126)	$(15)	$(568)	$(666)

Note 10—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$23	$18	$2	$2	$1	$—
Interest cost	28	26	2	3	1	1
Expected return on plan assets	(54)	(47)	(4)	(4)	—	—
Amortization of prior service cost	(5)	(3)	(2)	(1)	—	—
Recognized net actuarial loss	26	14	1	—	—	1
Total net periodic benefit cost	$18	$8	$(1)	$—	$2	$2

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$48	$39	$4	$5	$1	$1
Interest cost	55	54	5	6	1	2
Expected return on plan assets	(108)	(95)	(9)	(9)	—	—
Amortization of prior service cost	(9)	(3)	(4)	(1)	—	—
Recognized net actuarial loss	53	28	2	—	1	1
Total net periodic benefit cost	$39	$23	$(2)	$1	$3	$4

Note 11—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	June 30, 2015
Commitments to extend credit	$33,676
Issued standby and commercial letters of credit	$5,438
Other commitments	$163
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial

Note 11—Commitments, Contingencies and Guarantees (Continued)

letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At June 30, 2015, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2015, the current exposure to loss under these contracts totaled $21 million, and the maximum potential exposure to loss in the future was estimated at $37 million.
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
The Consumer and Business Banking Division serves its customers through 349 full-service branches in California and 26 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions.

Note 12—Business Segments (Continued)

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
Commercial Banking is comprised of five main divisions: Western Markets, which serves companies primarily in California, Oregon and Washington; Oil and Gas, which serves oil and gas companies; Expansion Markets, which serves clients nationally, outside of the western states, and also targets certain defined industries such as Entertainment and Communications; Specialized Products, which focuses on specific areas on a national basis including Commercial Finance, Funds Finance, Environmental Industries, Transportation, Aerospace/Defense; and Real Estate Industries, which serves professional real estate investors and developers. Real Estate Industries, through its Community Development Finance unit, makes tax credit investments in affordable housing projects, as well as construction and permanent financing.
U.S. Corporate Banking
U.S. Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Non-Profits, Healthcare, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Corporate Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate, and commodity risk management products.
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

Note 12—Business Segments (Continued)

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
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics. The activity-based costing methodology allocates certain indirect costs, such as operations and technology expense, to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  During 2014, the Company revised the funds transfer pricing methodology with respect to reference rates for certain commercial deposits. The Company also continued to refine its organizational structure resulting from the internal management structure implemented as part of the BTMU Americas Holdings business integration initiative established in 2013. In addition, effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects", which was required to be applied retrospectively upon adoption. These investments are part of our Commercial Banking segment. Prior period results have been adjusted to reflect these changes.
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

Note 12—Business Segments (Continued)

As of and for the Three Months Ended June 30, 2015:
(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$320	$236	$55	$111	$37	$58	$(98)	$719
Noninterest income (expense)	84	44	48	45	114	100	(50)	385
Total revenue	404	280	103	156	151	158	(148)	1,104
Noninterest expense	362	89	45	103	63	225	(44)	843
(Reversal of) provision for credit losses	6	20	(11)	—	(9)	7	2	15
Income (loss) before income taxes and including noncontrolling interests	36	171	69	53	97	(74)	(106)	246
Income tax expense (benefit)	14	51	27	21	26	(26)	(42)	71
Net income (loss) including noncontrolling interests	22	120	42	32	71	(48)	(64)	175
Deduct: net loss from noncontrolling interests	—	—	—	—	—	6	—	6
Net income (loss) attributable to MUAH	$22	$120	$42	$32	$71	$(42)	$(64)	$181

Total assets, end of period	$37,155	$36,892	$7,386	$1,778	$6,222	$28,516	$(3,683)	$114,266

Note 12—Business Segments (Continued)

As of and for the Three Months Ended June 30, 2014:
(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$362	$277	$48	$109	$43	$21	$(97)	$763
Noninterest income (expense)	87	60	24	39	57	(7)	(58)	202
Total revenue	449	337	72	148	100	14	(155)	965
Noninterest expense	341	85	18	88	27	114	(38)	635
(Reversal of) provision for credit losses	(2)	(10)	8	1	15	1	(7)	6
Income (loss) before income taxes and including noncontrolling interests	110	262	46	59	58	(101)	(110)	324
Income tax expense (benefit)	44	87	18	24	11	(57)	(43)	84
Net income (loss) including noncontrolling interests	66	175	28	35	47	(44)	(67)	240
Deduct: net loss from noncontrolling interests	—	—	—	—	—	4	—	4
Net income (loss) attributable to MUAH	$66	$175	$28	$35	$47	$(40)	$(67)	$244

Total assets, end of period	$36,429	$33,750	$6,677	$1,876	$6,199	$27,557	$(3,679)	$108,809

Note 12—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2015:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$645	$470	$108	$226	$71	$78	$(196)	$1,402
Noninterest income (expense)	170	91	83	92	177	209	(102)	720
Total revenue	815	561	191	318	248	287	(298)	2,122
Noninterest expense	715	184	92	205	115	473	(92)	1,692
(Reversal of) provision for loan losses	8	33	(14)	1	(23)	8	5	18
Income (loss) before income taxes and including noncontrolling interests	92	344	113	112	156	(194)	(211)	412
Income tax expense (benefit)	36	101	45	44	35	(72)	(84)	105
Net income (loss) including noncontrolling interests	56	243	68	68	121	(122)	(127)	307
Deduct: net loss from noncontrolling interests	—	—	—	—	—	11	—	11
Net income (loss) attributable to MUAH	$56	$243	$68	$68	$121	$(111)	$(127)	$318

Total assets, end of period	$37,155	$36,892	$7,386	$1,778	$6,222	$28,516	$(3,683)	$114,266

Note 12—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$709	$503	$90	$214	$89	$28	$(187)	$1,446
Noninterest income (expense)	166	100	45	79	107	(12)	(102)	383
Total revenue	875	603	135	293	196	16	(289)	1,829
Noninterest expense	676	171	36	176	55	221	(73)	1,262
(Reversal of) provision for loan losses	(8)	6	(8)	3	30	2	(19)	6
Income (loss) before income taxes and including noncontrolling interests	207	426	107	114	111	(207)	(197)	561
Income tax expense (benefit)	81	138	42	45	23	(98)	(77)	154
Net income (loss) including noncontrolling interests	126	288	65	69	88	(109)	(120)	407
Deduct: net loss from noncontrolling interests	—	—	—	—	—	9	—	9
Net income (loss) attributable to MUAH	$126	$288	$65	$69	$88	$(100)	$(120)	$416

Total assets, end of period	$36,429	$33,750	$6,677	$1,876	$6,199	$27,557	$(3,679)	$108,809

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
In July 2010, President Obama signed into law the Dodd-Frank Act. The Act was adopted in response to the financial crisis that ensued in 2008. The Act, among other things, created a new CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has led to new capital requirements from federal banking agencies, placed new limits on electronic debit card interchange fees, and required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. As a result, the Federal Reserve and the other U.S. federal banking agencies have enacted or proposed regulations relating to:

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
In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Supervision and Regulation - Regulatory Capital and Liquidity Standards” in Part I, Item I. of our 2014 Annual Report on Form 10‑K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital” in Part I, Item 2. of this Form 10‑Q. MUAH timely filed its annual capital plan under the Federal Reserve’s CCAR Program in January 2015. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2015, MUAH was informed by the Federal Reserve that it did not object to the Company’s capital plan. However, various other BHCs have in the past received objections to their CCAR submissions from the Federal Reserve and there can be no assurance that MUAH will not receive such objections with respect to its future annual submissions under the CCAR Program. If the Federal Reserve were to object to a future CCAR submission by MUAH, this could have adverse consequences for our business prospects including limiting our ability to grow either organically or otherwise.
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
Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider reducing or eliminating over time the role of the GSEs Fannie Mae and Freddie Mac in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.
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
Company Factors
Adverse California economic conditions could adversely affect our business
At times over the last several years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. Following the financial crisis in 2008, certain California real estate markets experienced some of the worst property value declines in the U.S. California continues to have a relatively high unemployment rate. While California home prices and the California economy in general, have experienced a recovery in recent years, there can be no assurance that the recovery will continue. Some growth rates in home prices in California markets experienced recently may be unsustainable relative to market fundamentals, and home price declines may occur.
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
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California State government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The severe drought which California has experienced in recent years, if it continues, may also cause further difficulties for the California economy, particularly in the agricultural sector. In April 2015, California Governor Edmund G. Brown Jr. issued an executive order directing the State Water Resource Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent. The impact of this and other measures in response to the drought on the California economy is uncertain.
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
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate the securities of MUAH and the securities and deposits of MUB. Their ratings of our long-term and short-term debt obligations and of our deposits are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, changes to credit rating methodologies and the ongoing assessment of our current and expected satisfaction of various rating criteria, no assurance can be given that we will maintain our current ratings. If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income.
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
Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion in our

2014 Form 10-K under the caption “The Bank of Tokyo‑Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations.”
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
In March of 2015, the Federal bank regulators issued two related statements regarding cybersecurity. One statement indicates financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Although these recently issued regulatory statements state they do not contain any new regulatory expectations, we are continuing to evaluate them as they do indicate that the regulators regard cybersecurity to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties.
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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 10, 2015	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2015	By:	/s/ JOHN F. WOODS
John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: August 10, 2015	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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