Form 10-Q
period 2015-09-30
MUFG Americas Holdings Corp
filed 2015-11-09
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at October 31, 2015: 136,330,831
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GSE	Government-sponsored enterprise
HQLA	High quality liquid assets
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
OCC	Office of the Comptroller of the Currency
OREO	Other real estate owned
PCI	Purchased credit-impaired
RCC	Risk and Capital Committee
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TDR	Troubled debt restructuring
VaR	Value-at-risk
VIE	Variable interest entity

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

•
Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets acquired in our acquisitions of Pacific Capital Bancorp, PB Capital Corporation’s institutional commercial real estate lending portfolio, First Bank Association Bank Services, Smartstreet and our April 2010 FDIC-assisted acquisitions

•
Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, realign our business model or otherwise restructure, reorganize or change our business mix, and their timing and impact on our business

•	Our expectations regarding the impact of acquisitions on our business and results of operations and amounts we expect to collect from or must pay to the FDIC under loss share agreements

•	The impact of changes in our credit rating including methodology changes adopted by rating agencies

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

•
The relationship between our business and that of BTMU and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•
Threats to the banking sector and our business due to cybersecurity issues and attacks on financial institutions and other businesses, such as large retailers, and regulatory expectations relating to cybersecurity

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2015	September 30, 2014(1)	Percent Change	September 30, 2015	September 30, 2014(1)	Percent Change
Results of operations:
Net interest income	$705	$707	—%	$2,107	$2,153	(2)%
Noninterest income	397	388	2	1,117	771	45
Total revenue	1,102	1,095	1	3,224	2,924	10
Noninterest expense	855	764	12	2,547	2,026	26
Pre-tax, pre-provision income(2)	247	331	(25)	677	898	(25)
(Reversal of) provision for credit losses	18	1	nm	36	7	414
Income before income taxes and including noncontrolling interests	229	330	(31)	641	891	(28)
Income tax expense	64	88	(27)	169	242	(30)
Net income including noncontrolling interests	165	242	(32)	472	649	(27)
Deduct: Net loss from noncontrolling interests	21	5	320	32	14	129
Net income attributable to MUAH	$186	$247	(25)	$504	$663	(24)
Balance sheet (period average):
Total assets	$113,451	$109,739	3%	$113,165	$108,039	5%
Total securities	24,141	22,592	7	23,083	22,689	2
Total loans held for investment	76,177	73,353	4	76,740	71,264	8
Earning assets	102,899	98,933	4	102,596	97,486	5
Total deposits	82,488	82,239	—	82,901	81,298	2
MUAH stockholder's equity	15,435	14,969	3	15,248	14,675	4
Performance ratios:
Return on average assets(3)	0.66%	0.90%		0.59%	0.82%
Return on average MUAH stockholder's equity(3)	4.83	6.60		4.39	6.01
Efficiency ratio(4)	77.62	69.86		79.02	69.31
Adjusted efficiency ratio(5)	70.16	63.42		71.28	63.74
Net interest margin(3) (6)	2.76	2.87		2.77	2.97
Net loans charged-off (recovered) to average total loans held for investment(3)	0.06	0.06		0.06	0.02

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	September 30, 2015	December 31, 2014 (1)	Percent Change
Balance sheet (end of period):
Total assets	$115,157	$113,623	1%
Total securities	24,696	22,015	12
Total loans held for investment	76,641	76,804	—
Nonperforming assets	434	411	6
Core deposits(7)	74,785	76,666	(2)
Total deposits	82,693	86,004	(4)
Long-term debt	11,357	6,972	63
MUAH stockholder's equity	15,621	14,922	5
Credit ratios:
Allowance for loan losses to total loans held for investment(8)	0.71%	0.70%
Allowance for loan losses to nonaccrual loans(8)	130.46	143.35
Allowance for credit losses to total loans held for investment(9)	0.90	0.90
Allowance for credit losses to nonaccrual loans(9)	164.09	183.80
Nonperforming assets to total loans held for investment and OREO	0.57	0.53
Nonperforming assets to total assets	0.38	0.36
Nonaccrual loans to total loans held for investment	0.55	0.49
Capital ratios:
Regulatory:
Common Equity Tier 1 risk-based capital ratio(10)	13.84%	n/a
Tier 1 risk-based capital ratio(10)	13.84	12.79%
Total risk-based capital ratio(10)	15.60	14.74
Tier 1 leverage ratio(10)	11.58	11.25
Other:
Tangible common equity ratio(11)	10.95%	10.49%
Tier 1 common capital ratio(12)	n/a	12.74
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized; transitional)(13)	n/a	12.85
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(14)	13.79	12.56

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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

(10)
The capital ratios as of December 31, 2014 are calculated under U.S. Basel I rules. The capital ratios displayed as of September 30, 2015 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

nm = not meaningful
n/a = not applicable

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended September 30, 2015 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
We service U.S. Corporate Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $115.2 billion at September 30, 2015.
The Company’s leadership team is bicoastal with Retail Banking & Wealth Markets, Commercial Banking, and Transaction Banking leaders on the West Coast. U.S. Corporate Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU.
Business Integration Initiative
Effective July 1, 2014, BTMU integrated its U.S. branch banking operations, including its employees, under the Bank's operations. The Bank and BTMU participate in a master services agreement whereby the Bank provides BTMU with support services in exchange for fee income.
For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. of our 2014 Form 10-K.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2015 results and that could influence our future results. Further information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the third quarter of 2015, revenue was comprised of 64% net interest income and 36% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
In the third quarter of 2015, net income attributable to MUAH was $186 million, compared with $247 million in the third quarter of 2014, a decrease of $61 million, mostly driven by higher salaries and employee benefits expense, as well as increased professional and outside services expense related to various projects. Although average loan balances were 4% higher in the third quarter of 2015 compared with the third quarter of 2014, net interest income decreased slightly due to a decrease in income on our PCI portfolio and an overall decrease in asset yields. Noninterest income increased modestly due to an increase in fees from affiliates, resulting from the business integration initiative discussed above which was largely offset by lower trading account income, and lower merchant banking fees primarily due to a decrease in syndication fees.
The provision for credit losses increased during the quarter ended September 30, 2015 primarily due to an increase in criticized loans in the oil and gas sector. These increases were partially offset by declining loss factors for the quarter ended September 30, 2015 as the credit quality continues to generally improve in sectors not related to oil and gas, although at a slower pace.
Capital Ratios
The Company's capital ratios continued to exceed the regulatory thresholds for "well-capitalized" BHCs. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.84%, 13.84% and 15.60%, respectively for the Company at September 30, 2015.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	September 30, 2015			September 30, 2014

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$28,262	$239	3.35%	$25,746	$220	3.39%
Commercial mortgage	13,745	116	3.38	13,643	122	3.57
Construction	2,103	16	3.07	1,336	10	3.12
Lease financing	755	11	5.45	811	12	5.69
Residential mortgage	27,783	237	3.42	27,967	250	3.58
Home equity and other consumer loans	3,117	35	4.43	3,164	32	4.08
Loans, before purchased credit-impaired loans	75,765	654	3.44	72,667	646	3.54
Purchased credit-impaired loans	412	36	34.49	686	48	27.70
Total loans held for investment	76,177	690	3.61	73,353	694	3.77
Securities	24,141	121	2.00	22,592	117	2.08
Interest bearing deposits in banks	1,963	1	0.25	2,380	2	0.26
Federal funds sold and securities purchased under resale agreements	63	—	0.01	106	—	—
Trading account assets	173	—	0.69	164	—	0.66
Other earning assets	382	4	4.08	338	1	0.73
Total earning assets	102,899	816	3.16	98,933	814	3.28
Allowance for loan losses	(539)			(566)
Cash and due from banks	1,588			1,597
Premises and equipment, net	611			626
Other assets(5)	8,892			9,149
Total assets	$113,451			$109,739
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,537	$28	0.29	$39,128	$33	0.34
Savings	5,687	—	0.06	5,574	2	0.08
Time	8,058	20	1.01	9,766	23	0.96
Total interest bearing deposits	51,282	48	0.38	54,468	58	0.42
Commercial paper and other short-term borrowings(4)	3,630	3	0.22	2,820	1	0.17
Long-term debt	9,319	53	2.29	6,994	42	2.38
Total borrowed funds	12,949	56	1.71	9,814	43	1.75
Total interest-bearing liabilities	64,231	104	0.65	64,282	101	0.63
Noninterest bearing deposits	31,206			27,771
Other liabilities(6)	2,375			2,474
Total liabilities	97,812			94,527
Equity
MUAH stockholder's equity	15,435			14,969
Noncontrolling interests	204			243
Total equity	15,639			15,212
Total liabilities and equity	$113,451			$109,739
Net interest income/spread (taxable-equivalent basis)		712	2.51%		713	2.65%
Impact of noninterest bearing deposits			0.22			0.19
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			2.76			2.87
Less: taxable-equivalent adjustment		7			6
Net interest income		$705			$707

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

(5)	Includes noninterest bearing trading assets.

(6)	Includes noninterest bearing trading liabilities.

	For the Nine Months Ended
	September 30, 2015			September 30, 2014

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$28,254	$700	3.31%	$24,708	$620	3.36%
Commercial mortgage	13,835	347	3.34	13,469	365	3.61
Construction	2,001	45	3.02	1,154	28	3.30
Lease financing	767	31	5.32	833	37	5.95
Residential mortgage	28,312	723	3.41	27,014	735	3.63
Home equity and other consumer loans	3,106	100	4.32	3,196	96	4.04
Loans, before purchased credit-impaired loans	76,275	1,946	3.41	70,374	1,881	3.57
Purchased credit-impaired loans	465	124	35.55	890	229	34.27
Total loans held for investment	76,740	2,070	3.60	71,264	2,110	3.95
Securities	23,083	353	2.04	22,689	357	2.10
Interest bearing deposits in banks	2,335	4	0.25	2,934	6	0.25
Federal funds sold and securities purchased under resale agreements	76	—	(0.23)	113	—	0.06
Trading account assets	188	1	0.70	208	3	1.80
Other earning assets	174	5	4.02	278	2	0.95
Total earning assets	102,596	2,433	3.17	97,486	2,478	3.39
Allowance for loan losses	(539)			(568)
Cash and due from banks	1,612			1,512
Premises and equipment, net	616			638
Other assets(5)	8,880			8,971
Total assets	$113,165			$108,039
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,404	$87	0.30	$38,097	$104	0.37
Savings	5,609	2	0.06	5,579	4	0.09
Time	8,519	61	0.96	10,575	73	0.93
Total interest bearing deposits	52,532	150	0.38	54,251	181	0.45
Commercial paper and other short-term borrowings(4)	3,485	6	0.21	2,658	4	0.19
Long-term debt	8,732	152	2.32	6,822	124	2.42
Total borrowed funds	12,217	158	1.72	9,480	128	1.79
Total interest-bearing liabilities	64,749	308	0.64	63,731	309	0.65
Noninterest bearing deposits	30,369			27,047
Other liabilities(6)	2,583			2,337
Total liabilities	97,701			93,115
Equity
MUAH stockholder's equity	15,248			14,675
Noncontrolling interests	216			249
Total equity	15,464			14,924
Total liabilities and equity	$113,165			$108,039
Net interest income/spread (taxable-equivalent basis)		2,125	2.53%		2,169	2.74%
Impact of noninterest bearing deposits			0.21			0.19
Impact of other noninterest bearing sources			0.03			0.04
Net interest margin			2.77			2.97
Less: taxable-equivalent adjustment		18			16
Net interest income		$2,107			$2,153

(1)	Yields and interest income are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes interest bearing trading liabilities.

(5)	Includes noninterest bearing trading assets.

(6)	Includes noninterest bearing trading liabilities.
The decrease in net interest income for both the three and nine months ended September 30, 2015 compared with the same periods in 2014 was primarily due to a decrease in interest income on our PCI portfolio in 2015 resulting from the diminishing size of the PCI portfolio and early payoffs of certain PCI loans in the second quarter of 2014. Interest income on loans held for investment, excluding PCI, increased for the three and nine months ended September 30, 2015 primarily due to an increase in average loans held for investment, partially offset by declining yields which reflect the continuing low interest rate environment.

Noninterest Income and Noninterest Expense
The following tables detail our noninterest income and noninterest expense for the three and nine months ended September 30, 2015 and 2014:
Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2015	September 30, 2014			September 30, 2015	September 30, 2014
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$49	$52	$(3)	(6)%	$147	$153	$(6)	(4)%
Trust and investment management fees	27	26	1	4	81	78	3	4
Trading account activities	7	33	(26)	(79)	34	63	(29)	(46)
Securities gains, net	6	13	(7)	(54)	14	16	(2)	(13)
Credit facility fees	27	30	(3)	(10)	87	89	(2)	(2)
Merchant banking fees	22	38	(16)	(42)	62	89	(27)	(30)
Brokerage commissions and fees	13	14	(1)	(7)	40	40	—	—
Card processing fees, net	8	8	—	—	25	25	—	—
Fees from affiliates	185	151	34	23	543	151	392	260
Other investment income	7	11	(4)	(36)	13	30	(17)	(57)
Other, net	46	12	34	283	71	37	34	(92)
Total noninterest income	$397	$388	$9	2%	$1,117	$771	$346	45%

Other noninterest income increased during the three months ended September 30, 2015 primarily due to a gain on the sale of residential mortgages and lower FDIC indemnification asset amortization expense. Fees from affiliates also increased primarily due to an increase in support service fees, as discussed below. These increases were partially offset by lower trading account income and lower merchant banking fees primarily due to a large syndication that closed in the third quarter of 2014.

The increase in noninterest income for the nine months ended September 30, 2015, compared with the nine months ended September 30, 2014, reflects the gain on sale of residential mortgages, increased fees from affiliates, lower trading account income and lower merchant banking fees discussed above, as well as higher operating lease income, partially offset by private capital losses which are included in Other noninterest income.

For the three and nine months ended September 30, 2015 and 2014, the Company recorded the following income and expenses related to the support services provided as part of the business integration initiative:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Fees from affiliates - support services	$138	$94	$393	$94
Staff costs associated with fees from affiliates - support services	$128	$88	$363	$88

The increase in staff costs for support services for the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014 was driven primarily by higher headcount due to regulatory and compliance initiatives, as well as projects to increase operational efficiencies, which also resulted in a corresponding increase in fees from affiliates. The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services. Fees from affiliates and related costs for the nine months ended September 30, 2015 reflect three quarters of income and costs from our business integration initiative whereas the nine months ended September 30, 2014 reflects only one quarter of such income and costs.
Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2015	September 30, 2014 (1)			September 30, 2015	September 30, 2014 (1)
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$469	$423	$46	11%	$1,389	$1,042	$347	33%
Employee benefits	88	69	19	28	290	216	74	34
Salaries and employee benefits	557	492	65	13	1,679	1,258	421	33
Net occupancy and equipment	79	74	5	7	234	220	14	6
Professional and outside services	78	66	12	18	219	184	35	19
Intangible asset amortization	10	13	(3)	(23)	30	39	(9)	(23)
Regulatory assessments	11	13	(2)	(15)	38	44	(6)	(14)
Software	28	26	2	8	85	68	17	25
Low income housing credit investment amortization	5	3	2	67	9	9	—	—
Advertising and public relations	10	12	(2)	(17)	27	28	(1)	(4)
Communications	10	9	1	11	30	30	—	—
Data processing	8	8	—	—	23	24	(1)	(4)
Other	59	48	11	23	173	122	51	42
Total noninterest expense	$855	$764	$91	12%	$2,547	$2,026	$521	26%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

The increase in noninterest expense for the three and nine months ended September 30, 2015 compared with the same periods ended September 30, 2014 was driven primarily by increases in salaries and employee benefits due to higher headcount as discussed above, as well as increases in professional and outside services, related to various regulatory compliance initiatives, including implementation costs associated with the Enhanced Prudential Standards (EPS) rules for subsidiaries of large FBOs operating in the U.S., including MUAH. Other noninterest expense for the nine months ended September 30, 2015 also includes a contract termination charge recorded in the second quarter of 2015.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to quantify the efficiency of our operations, focusing on those costs management believes to be most relevant to our regular and ongoing business activities. Net productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2015	September 30, 2014 (1)	September 30, 2015	September 30, 2014 (1)
Noninterest Expense	$855	$764	$2,547	$2,026
Less: Staff costs associated with fees from affiliates - support services	128	88	363	88
Less: Foreclosed asset expense and other credit costs	3	(1)	4	(1)
Less: Net productivity initiative costs	3	6	33	11
Less: LIHC investment amortization expense	5	3	9	9
Less: Expenses of the LIHC consolidated VIEs	14	8	32	23
Less: Merger and business integration costs	8	22	23	64
Less: Net adjustments related to privatization transaction	8	11	23	31
Less: Intangible asset amortization	2	3	9	10
Less: Contract termination fee	—	—	23	—
Net noninterest expense, as adjusted (a)	$684	$624	$2,028	$1,791
Total Revenue	$1,102	$1,095	$3,224	$2,924
Add: Net interest income taxable-equivalent adjustment	7	6	18	16
Less: Fees from affiliates - support services	138	94	393	94
Less: Productivity initiative gains	—	—	—	—
Less: Accretion related to privatization-related fair value adjustments	3	4	6	20
Less: Other credit costs	(8)	17	(4)	18
Total revenue, as adjusted (b)	$976	$986	$2,847	$2,808
Adjusted efficiency ratio (a)/(b)	70.16%	63.42%	71.28%	63.74%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Income Tax Expense
The effective income tax rate increased slightly to 28% in the third quarter of 2015 compared with 27% for the third quarter of 2014, primarily due to the impact of favorable discrete tax adjustments in the third quarter of 2014.
The effective income tax rate for the nine-month period ended September 30, 2015 decreased slightly to 26% compared with 27% for the nine-month period ended September 30, 2014, primarily driven by changes in estimates as well as net favorable discrete tax adjustments in 2015.
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

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of RMBS, Cash Flow CLOs, CMBS and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of RMBS, CMBS, government-sponsored agency securities and U.S. Treasury bonds.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements and Part II, Item 8. "Financial Statements and Supplementary Data" in our 2014 Form 10-K.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	September 30, 2015	December 31, 2014
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$28,462	$27,623	$839	3%
Commercial mortgage	13,943	14,016	(73)	(1)
Construction	2,120	1,746	374	21
Lease financing	748	800	(52)	(7)
Total commercial portfolio	45,273	44,185	1,088	2
Residential mortgage	27,856	28,977	(1,121)	(4)
Home equity and other consumer loans	3,124	3,117	7	—
Total consumer portfolio	30,980	32,094	(1,114)	(3)
Total loans held for investment, before purchased credit-impaired loans	76,253	76,279	(26)	—
Purchased credit-impaired loans	388	525	(137)	(26)
Total loans held for investment	$76,641	$76,804	$(163)	—%
The residential mortgage portfolio decreased from December 31, 2014 to September 30, 2015, primarily as a result of a $0.6 billion loan balance transfer to loans held for sale in the third quarter of 2015 while the remaining declines were due to pay-offs and paydowns. The commercial and industrial portfolio increased due to organic loan growth from continued improving economic factors.
Cross-Border Outstandings
Our cross-border outstandings contain certain economic and political risks that differ from those reflected in domestic outstandings. These risks include those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.2 billion and $1.5 billion at September 30, 2015 and December 31, 2014, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of loans, derivative instruments and balances with banks.

Deposits
The table below presents our deposits as of September 30, 2015 and December 31, 2014.

			Increase (Decrease)
	September 30, 2015	December 31, 2014
(Dollars in millions)			Amount	Percent
Interest checking	$4,592	$6,622	$(2,030)	(31)%
Money market	32,724	33,899	(1,175)	(3)
Total interest bearing transaction and money market accounts	37,316	40,521	(3,205)	(8)
Savings	5,656	5,495	161	3
Time	7,852	9,454	(1,602)	(17)
Total interest bearing deposits	50,824	55,470	(4,646)	(8)
Noninterest bearing deposits	31,869	30,534	1,335	4
Total deposits	$82,693	$86,004	$(3,311)	(4)%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,650	$2,802	$(152)	(5)%
Time	2,679	2,852	(173)	(6)
Total brokered deposits	$5,329	$5,654	$(325)	(6)%
Core Deposits:
Total deposits	$82,693	$86,004	$(3,311)	(4)%
Less: total brokered deposits	5,329	5,654	(325)	(6)
Less: total foreign deposits and non-brokered domestic time deposits over $250,000	2,579	3,684	(1,105)	(30)
Total core deposits	$74,785	$76,666	$(1,881)	(2)%

Decreases in core deposits were substantially due to declines in total interest bearing transaction and money market accounts, a significant portion of which were certain large escrow deposits. The decrease was partially offset by an increase in noninterest bearing deposits, primarily due to growth in customer balances within our transaction banking segment. Core deposits as a percentage of total deposits were 90% and 89% at September 30, 2015 and December 31, 2014, respectively.

Capital Management

Both the Company and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of September 30, 2015, management believes the capital ratios of the Company and MUB met all regulatory requirements of “well-capitalized” institutions.
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
As a result of the Federal Reserve's approval of MUAH's request to opt out of the advanced approaches methodology in the fourth quarter of 2014, MUAH calculated its regulatory capital ratios under U.S. Basel I rules at December 31, 2014 and became subject to the U.S. Basel III standardized approach on January 1, 2015, with certain provisions subject to phase-in periods. As permitted for institutions not subject to the advanced approaches methodology, MUAH made a one-time permanent election in the first quarter of 2015 to exclude certain components of AOCI from its regulatory capital calculations. MUB continues to be subject to the advanced approaches rules. Advanced approaches institutions were required to apply U.S. Basel III rules beginning on January 1, 2014. The U.S. Basel III rules are scheduled to be substantially phased in by January 1, 2019.
Effective June 30, 2015, the Company updated the methodologies applied to the calculation of its regulatory capital ratios due to recent regulatory guidance, which clarified the treatment of certain off-balance sheet credit exposures. These methodologies were applied to MUAH’s capital ratios and increased the ratios by approximately 50 basis points. This change did not affect the Bank’s ratios as the OCC had previously adopted this guidance.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of September 30, 2015 and the U.S. Basel I rules as of December 31, 2014.
MUFG Americas Holdings Corporation

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	September 30, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,834	n/a
Tier 1 capital	12,837	$12,367
Tier 2 capital	1,625	1,879
Total risk-based capital	$14,462	$14,246
Risk-weighted assets	$92,729	$96,663
Average total assets for leverage capital purposes	$110,835	$109,910

	U.S. Basel III		U.S. Basel I		Adequately Capitalized
(Dollars in millions)	September 30, 2015		December 31, 2014		September 30, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,834	13.84%	n/a	n/a	≥	$4,173	4.5%
Tier 1 capital (to risk-weighted assets)	12,837	13.84	$12,367	12.79%	≥	5,564	6.0
Total capital (to risk-weighted assets)	14,462	15.60	14,246	14.74	≥	7,418	8.0
Tier 1 leverage(1)	12,837	11.58	12,367	11.25	≥	4,433	4.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of September 30, 2015 and December 31, 2014.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	September 30, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,353	$12,087
Tier 1 capital	12,353	$12,088
Tier 2 capital	1,426	1,568
Total risk-based capital	$13,779	$13,656
Risk-weighted assets	$92,048	$92,367
Average total assets for leverage capital purposes	$109,213	$109,032

	U.S. Basel III				Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	September 30, 2015		December 31, 2014		September 30, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,353	13.42%	$12,087	13.09%	≥	$4,142	4.5%	≥	$5,983	6.5%
Tier 1 capital (to risk-weighted assets)	12,353	13.42	12,088	13.09	≥	5,523	6.0	≥	7,364	8.0
Total capital (to risk-weighted assets)	13,779	14.97	13,656	14.78	≥	7,364	8.0	≥	9,205	10.0
Tier 1 leverage(1)	12,353	11.31	12,088	11.09	≥	4,369	4.0	≥	5,461	5.0

(1)Tier 1 capital divided by average total assets for leverage capital purposes (excluding certain intangible assets).
n/a    not applicable.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are viewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. These ratios are not codified within U.S. GAAP or federal banking regulations in effect at September 30, 2015. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014 (1)
(Dollars in millions)
Total MUAH stockholder's equity	$15,621	$14,922
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(199)	(233)
Deferred tax liabilities related to goodwill and intangible assets	39	99
Tangible common equity (a)	$12,236	$11,563
Total assets	$115,157	$113,623
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(199)	(233)
Deferred tax liabilities related to goodwill and intangible assets	39	99
Tangible assets (b)	$111,772	$110,264
Tangible common equity ratio (a)/(b)	10.95%	10.49%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

The following table summarizes the calculation of the Company's Tier 1 common capital ratio as of December 31, 2014:

(Dollars in millions)	December 31, 2014
Tier 1 capital under Basel I	$12,367
Junior subordinated debt payable to trusts	(51)
Tier 1 common equity (a)	12,316
Risk-weighted assets under Basel I (b)	$96,663
Tier 1 common capital ratio (a)/(b)	12.74%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at September 30, 2015 and December 31, 2014 was estimated to be 13.79% and 12.56%, respectively. The Company's transitional Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2014 was estimated to be 12.85%. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both September 30, 2015 and December 31, 2014.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of September 30, 2015:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
September 30, 2015
(Dollars in millions)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (Transitional)	$12,834
Other	(67)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$12,767

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$92,729
Adjustments	(160)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$92,569

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	13.79%

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

The following table summarizes the calculation of the Company's transitional and fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2014:

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
Allowance and Related Provision for Credit Losses
The allowance for loan losses was $547 million at September 30, 2015 compared with $537 million at December 31, 2014. Our ratio of allowance for loan losses to total loans held for investment was 0.71% as of September 30, 2015 and 0.70% as of December 31, 2014. The $46 million provision for loan losses during the nine months ended September 30, 2015 was primarily due to higher reserves for the oil and gas sector and net charge-offs, partially offset by lower reserves required for other portfolio sectors. Annualized net loans charged-off to average total loans held for investment increased slightly to 0.06% for the nine months ended September 30, 2015 compared with 0.02% for the nine months ended September 30, 2014. The unallocated allowance totaled $20 million at September 30, 2015 and December 31, 2014, reflecting probable losses related to the drought in California.

Nonaccrual loans were $419 million at September 30, 2015 compared with $375 million at December 31, 2014. Our ratio of nonaccrual loans to total loans held for investment increased to 0.55% at September 30, 2015 from 0.49% at December 31, 2014. Our ratio of allowance for loan losses to nonaccrual loans decreased to 130.46% at September 30, 2015 from 143.35% at December 31, 2014. Criticized credits in the commercial segment increased to $1.6 billion at September 30, 2015 from $1.1 billion at December 31, 2014. The increase in criticized loans was driven by the oil and gas sector. As discussed in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in this Form 10-Q, the Company had $3.6 billion of loans outstanding within the oil and gas sector as of September 30, 2015. Criticized credits are those that have regulatory risk grades of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk graded as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Allowance for loan losses, beginning of period	$536	$559	$537	$568
(Reversal of) provision for loan losses	23	(18)	46	(25)
Other	(1)	—	(2)	(1)
Loans charged-off:
Commercial and industrial	(11)	(15)	(24)	(26)
Commercial mortgage	—	—	(4)	(3)
Total commercial portfolio	(11)	(15)	(28)	(29)
Residential mortgage	—	—	(1)	(3)
Home equity and other consumer loans	(1)	(2)	(6)	(6)
Total consumer portfolio	(1)	(2)	(7)	(9)
Purchased credit-impaired loans	(3)	(1)	(11)	(1)
Total loans charged-off	(15)	(18)	(46)	(39)
Recoveries of loans previously charged-off:
Commercial and industrial	2	3	9	17
Commercial mortgage	1	2	1	3
Construction	—	—	—	3
Total commercial portfolio	3	5	10	23
Home equity and other consumer loans	1	—	2	2
Total consumer portfolio	1	—	2	2
Purchased credit-impaired loans	—	1	—	1
Total recoveries of loans previously charged-off	4	6	12	26
Net loans recovered (charged-off)	(11)	(12)	(34)	(13)
Ending balance of allowance for loan losses	547	529	547	529
Allowance for losses on unfunded credit commitments	141	162	141	162
Total allowance for credit losses	$688	$691	$688	$691

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

The following table sets forth an analysis of nonperforming assets:

	September 30, 2015	December 31, 2014	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Commercial and industrial	$138	$55	$83	151%
Commercial mortgage	40	40	—	—
Total commercial portfolio	178	95	83	87
Residential mortgage	201	231	(30)	(13)
Home equity and other consumer loans	32	40	(8)	(20)
Total consumer portfolio	233	271	(38)	(14)
Total nonaccrual loans, before purchased credit-impaired loans	411	366	45	12
Purchased credit-impaired loans	8	9	(1)	(11)
Total nonaccrual loans	419	375	44	12
OREO	15	36	(21)	(58)
Total nonperforming assets	$434	$411	$23	6%
Troubled debt restructurings:
Accruing	$264	$283	$(19)	(7)%
Nonaccruing (included in total nonaccrual loans above)	$202	$184	$18	10%
Total troubled debt restructurings	$466	$467	$(1)	—%

Total nonperforming assets as of September 30, 2015 were $434 million, or 0.38% of total assets, compared with $411 million, or 0.36% of total assets, at December 31, 2014. The increase in nonperforming assets of $23 million from December 31, 2014 to September 30, 2015 was driven primarily by a modest decline in customer credit quality within the commercial portfolio, partially offset by improvements in credit quality within the consumer portfolio as a result of early payoffs as well as the return of previously reported past due loans to current payment status.
Troubled Debt Restructurings
TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are reviewed for impairment either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to the original terms, including interest rate changes, maturity extensions, principal paydowns, covenant waivers or changes, payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are typically initially placed on nonaccrual and a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, borrower performance under previous loan terms.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2015 and December 31, 2014. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Commercial and industrial	$129	$100	0.46%	0.36%
Commercial mortgage	20	28	0.14	0.20
Total commercial portfolio	149	128	0.33	0.29
Residential mortgage	289	308	1.04	1.06
Home equity and other consumer loans	28	30	0.94	0.97
Total consumer portfolio	317	338	1.03	1.05
Total troubled debt restructurings	$466	$466	0.61%	0.61%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $4 million and $3 million at September 30, 2015 and December 31, 2014, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $30 million and $47 million at September 30, 2015 and December 31, 2014, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of repayment performance.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. We are active in, among other sectors, finance and insurance services, real estate and leasing, oil and gas, utilities, manufacturing and wholesale trade. These industries comprise the majority of our commercial and industrial portfolio. No individual industry sector exceeded 10% of our total loans held for investment at either September 30, 2015 or December 31, 2014.

The Company had total loan commitments of $7.5 billion to the oil and gas sector, of which $3.6 billion were outstanding as of September 30, 2015, representing 4.7% of total loans held for investment. As of September 30, 2015, 81% of our oil and gas sector commitments were to exploration and production companies, 9% to transportation companies, 6% to refining companies, 2% to machinery, 1% to service companies, and 1% to drilling companies. As of September 30, 2015, more than 83% of our outstanding loans to exploration and production companies were reserve-based loans. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its forward-looking view of oil and natural gas prices used to calculate a borrower's reserve value as part of its assessment of the commitment amount.
     As of September 30, 2015, criticized oil and gas loan commitments were $840 million and criticized outstanding loans were $670 million, while nonaccruals were $46 million. As of December 31, 2014, criticized oil and gas loan commitments were $149 million and criticized outstanding loans were $114 million, while nonaccruals were less than $1 million. There were no charge-offs during the nine months ended September 30, 2015. The allowance for loan losses for the oil and gas sector is primarily comprised of a segment attribution and formulaic reserves based on internal ratings. Continued low commodity prices have resulted in negative credit migration in the oil and gas portfolio over the past six months.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At September 30, 2015, 55% of the Company’s construction loan portfolio was concentrated in California, 10% to borrowers in the state of Washington and 9% to borrowers in the state of New York. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At September 30, 2015, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in the state of

Washington and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At September 30, 2015, payment terms on 44% of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consists of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33% and 32% of these home equity loans and lines were supported by first liens on residential properties as of September 30, 2015 and December 31, 2014, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at September 30, 2015 and December 31, 2014.
As of September 30, 2015, our sovereign and non-sovereign debt exposure to European countries was not material. In addition, industry exposures to metals and mining were low at 0.40% of total loans held for investment.

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

(Dollars in millions)	September 30, 2015	December 31, 2014
Effect on net interest income:
Increase 200 basis points	$98.1	$107.0
as a percentage of base case net interest income	3.41%	3.88%
Decrease 100 basis points	$(62.8)	$(68.5)
as a percentage of base case net interest income	(2.18)%	(2.48)%

An increase in rates increases net interest income. During the nine months ended September 30, 2015, the Bank's asset sensitive profile decreased slightly due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At September 30, 2015 and December 31, 2014, our ALM securities portfolio fair values were $23.2 billion and $20.3 billion, respectively.
Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.0 years at September 30, 2015. At September 30, 2015, approximately $1.7 billion of the portfolio was pledged to secure trust and public deposits as required or permitted by law. During the third quarter of 2015, we purchased $2.1 billion and sold $0.6 billion of securities, as part of our investment portfolio strategy, while $1.1 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.4 years at September 30, 2015, compared with 3.5 years at December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.4 years suggests an expected price decrease of approximately 3.4% for an immediate 1.0% parallel increase in interest rates.
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
ALM and Other Risk Management Derivatives
Since December 31, 2014, the notional amount of the ALM derivatives portfolio increased by $3.7 billion as we entered into receive fixed interest rate swap contracts to hedge floating rate commercial loans.
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

(Dollars in millions)	September 30, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$13,900	$10,250	$3,650
Total ALM derivatives	13,900	10,250	3,650
Other risk management derivatives	275	286	(11)
Total ALM and other risk management derivatives	$14,175	$10,536	$3,639

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$208	$36	$172
Gross negative fair value	—	4	(4)
Positive (negative) fair value of ALM derivatives, net	208	32	176
Other risk management derivatives:
Gross positive fair value	3	2	1
Gross negative fair value	3	3	—
Positive (negative) fair value of other risk management derivatives, net	—	(1)	1
Positive (negative) fair value of ALM and other risk management derivatives, net	$208	$31	$177

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
As of September 30, 2015, notional amounts held for customer accommodation purposes were comprised of $68.6 billion of interest rate derivative contracts, $3.6 billion of foreign exchange derivative contracts and $3.4 billion of commodity derivative contracts. Notional amounts at September 30, 2015 also included $1.1 billion, $0.8 billion and $3.5 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
The following table provides the notional value and the fair value of our trading derivatives portfolio as of September 30, 2015 and December 31, 2014, and the change in fair value between September 30, 2015 and December 31, 2014:

(Dollars in millions)	September 30, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$68,580	$46,944	$21,636
Commodity contracts	4,239	4,741	(502)
Foreign exchange contracts(1)	4,717	5,232	(515)
Equity contracts	3,457	3,797	(340)
Total	$80,993	$60,714	$20,279
Fair value of positions held for trading purposes:
Gross positive fair value	$1,859	$1,760	$99
Gross negative fair value	1,763	1,617	146
Positive fair value of positions, net	$96	$143	$(47)

(1)	Excludes spot contracts with a notional amount of $0.8 billion and $0.4 billion at September 30, 2015 and December 31, 2014, respectively.

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
Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At September 30, 2015, our core deposits totaled $74.8 billion and our total loan-to-total core deposit ratio was 102.5%. Total deposits were down $3.3 billion from $86.0 billion at December 31, 2014 to $82.7 billion at September 30, 2015. In conjunction with expected shifts in total deposits, the Company increased wholesale funding by $3.4 billion to $15.6 billion at September 30, 2015 from $12.2 billion at December 31, 2014.

The Bank and the Company maintain a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank and the Company's liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB of San Francisco and the Federal Reserve Bank. As of September 30, 2015, the Bank had $0.8 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $36.6 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $8.2 billion to $21.2 billion at September 30, 2015 from $13.0 billion at December 31, 2014.

•	The Bank has an $8.0 billion unsecured Bank Note Program. Available funding under the Bank Note Program was $1.9 billion at September 30, 2015.

•
The Company has direct access to the capital markets through a shelf registration statement with the SEC. In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of September 30, 2015, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs. However, from time to time the Company may issue long-term debt to BTMU. In the third quarter of 2015, the Bank issued $2.5 billion in unsecured long-term debt to BTMU, consistent with the Company's objective to further strengthen its funding and liquidity profile, as well as achieve a liability structure that supports its current credit ratings profile and regulatory initiatives. MUAH subsequently issued an additional $1.0 billion in unsecured long-term debt to BTMU in October 2015, bringing the total long-term debt due to BTMU to $4.6 billion.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In March 2015, Moody’s published a new bank ratings methodology that applies to all banks globally, including MUAH and its subsidiaries. Based on Moody's expectation that in 2015 the Company will achieve and maintain a liability structure consistent with features of this new methodology, Moody’s announced that it upgraded the Bank's long-term deposit rating to Aa2 from A2 and confirmed the Bank's long-term and short-term senior debt ratings at A2 and P-1, respectively. Our credit ratings could also be impacted by changes in the credit ratings of BTMU and MUFG. On October 23, 2015, Standard & Poor's placed its ratings on BTMU and MUFG on review for downgrade with expected resolution to occur within two months. As a result, the Company and its affiliates’ (including MUB’s) ratings were also placed on an equivalent review. To date, this action by Standard & Poor's has not had a significant impact on the Company's or MUB's cost of funds. For further information, including information about rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2014 Form 10-K, and in Part II, Item 1A. "Risk Factors" in this Form 10-Q.

The following table provides our credit ratings as of September 30, 2015:

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

Business Segments

We have five reportable segments: Retail Banking & Wealth Markets, Commercial Banking, U.S. Corporate Banking, Transaction Banking and Investment Banking & Markets. For a more detailed description of these reportable segments, refer to Note 12 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q. In October 2015, the management of MUFG Americas announced a realignment of its business model in the Americas, which includes MUAH. The realignment consolidates the customer base of the Commercial Banking operating segment, including its products and services, into the activities performed within various other segments. The Company will evaluate this change, along with the continuing overall impact of the MUFG Americas integrated management structure, as part of its evaluation of business segments for the year ending December 31, 2015.
Unlike U.S. Generally Accepted Accounting Principles (U.S. GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  The Company also continued to refine its organizational structure resulting from the MUFG Americas internal management structure implemented as part of the business integration initiative. In addition, effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects", which was required to be applied retrospectively upon adoption. These investments are part of our Commercial Banking segment. Prior period results have been adjusted to reflect these changes. For a description of these methodologies, see Note 12 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
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
The following table sets forth the results for the Retail Banking & Wealth Markets segment:

Retail Banking & Wealth Markets
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$332	$340	$(8)	(2)%	$977	$1,049	$(72)	(7)%
Noninterest income	96	83	13	16	265	249	16	6
Total revenue	428	423	5	1	1,242	1,298	(56)	(4)
Noninterest expense	348	329	19	6	1,063	1,005	58	6
(Reversal of) provision for credit losses	1	(1)	2	(200)	9	(9)	18	(200)
Income before income taxes and including noncontrolling interests	79	95	(16)	(17)	170	302	(132)	(44)
Income tax expense	31	38	(7)	(18)	66	119	(53)	(45)
Net income attributable to MUAH	$48	$57	$(9)	(16)	$104	$183	$(79)	(43)
Average balances - Market View
Total loans held for investment	$34,848	$35,118	$(270)	(1)%	$35,436	$34,194	$1,242	4%
Total assets	36,748	36,711	37	—	37,145	35,779	1,366	4
Total deposits	40,700	40,278	422	1	40,530	40,286	244	1

Net interest income during the third quarter of 2015 decreased primarily due to lower loan yields compared with the third quarter of 2014. Net interest income for the nine months ended September 30, 2015 was lower than the prior year period primarily due to lower income on PCI loans and a decrease in loan yields, partially offset by an increase in average loans held for investment. Noninterest income increased primarily due to a gain on the sale of residential mortgages in the third quarter of 2015. Noninterest expense increased during the nine months ended September 30, 2015 partially due to a one-time contract termination fee during the second quarter of 2015.
Commercial Banking
Commercial Banking provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, trade and real estate financing to primarily U.S. based corporate customers with annual sales generally ranging from $20 million to $2 billion. Commercial Banking offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments. Commercial Banking serves clients nationwide in various industries as well as select sector verticals through dedicated specialty groups including Oil & Gas, Entertainment, Environmental Industries, Transportation, Aerospace/Defense and Funds Finance.
The following table sets forth the results for the Commercial Banking segment:

Commercial Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$235	$242	$(7)	(3)%	$706	$746	$(40)	(5)%
Noninterest income	46	55	(9)	(16)	136	155	(19)	(12)
Total revenue	281	297	(16)	(5)	842	901	(59)	(7)
Noninterest expense	97	92	5	5	282	262	20	8
(Reversal of) provision for credit losses	8	5	3	60	41	11	30	273
Income before income taxes and including noncontrolling interests	176	200	(24)	(12)	519	628	(109)	(17)
Income tax expense	51	62	(11)	(18)	152	201	(49)	(24)
Net income attributable to MUAH	$125	$138	$(13)	(9)	$367	$427	$(60)	(14)
Average balances - Market View
Total loans held for investment	$34,214	$31,462	$2,752	9%	$34,319	$30,123	$4,196	14%
Total assets	37,142	34,422	2,720	8	37,265	33,067	4,198	13
Total deposits	13,170	13,097	73	1	12,968	12,902	66	1

Net interest income decreased during the three and nine months ended September 30, 2015, compared with the same periods in the prior year, due to lower income on PCI loans, as well as a decrease in loan yields, partially offset by an increase in average loans held for investment. Noninterest income decreased primarily due to a decrease in syndication fees, included within merchant banking fees, and, during the nine months ended September 30, 2015, due to a decrease in trading account activities. The provision for credit losses during the nine months ended September 30, 2015 reflected higher reserves for the oil and gas sector and net charge-offs, partially offset by lower reserves required for other portfolio sectors.

U.S. Corporate Banking
U.S. Corporate Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with annual revenues generally greater than $2 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Corporate Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate, and commodity risk management products.
The following table sets forth the results for the U.S. Corporate Banking segment:

U.S. Corporate Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$54	$53	$1	2%	$162	$143	$19	13%
Noninterest income	39	46	(7)	(15)	121	92	29	32
Total revenue	93	99	(6)	(6)	283	235	48	20
Noninterest expense	46	42	4	10	138	77	61	79
(Reversal of) provision for credit losses	4	(4)	8	(200)	(10)	(12)	2	17
Income before income taxes and including noncontrolling interests	43	61	(18)	(30)	155	170	(15)	(9)
Income tax expense	17	24	(7)	(29)	61	67	(6)	(9)
Net income attributable to MUAH	$26	$37	$(11)	(30)	$94	$103	$(9)	(9)
Average balances - Market View
Total loans held for investment	$6,435	$5,508	$927	17%	$6,242	$5,432	$810	15%
Total assets	7,636	6,751	885	13	7,441	6,650	791	12
Total deposits	6,001	4,746	1,255	26	6,134	4,343	1,791	41

Net interest income increased primarily due to a larger funds transfer pricing credit as a result of an increase in deposit balances from the Public Finance sector. Noninterest income for third quarter of 2015 was lower than the comparative 2014 period due to decreases in credit facility fees and syndication fees, which are included within merchant banking fees. Noninterest income and noninterest expense for the nine months ended September 30, 2015 increased compared with the same period in the prior year, primarily due to fee income and related expenses associated with the business integration initiative. The nine months ended September 30, 2015 reflects nine months of fees from affiliates and related costs compared with 2014, which reflects three months of fees from affiliates and related costs due to the business integration initiative effective date of July 1, 2014.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$114	$110	$4	4%	$340	$324	$16	5%
Noninterest income	47	44	3	7	139	123	16	13
Total revenue	161	154	7	5	479	447	32	7
Noninterest expense	108	91	17	19	312	266	46	17
(Reversal of) provision for credit losses	—	(6)	6	(100)	1	(3)	4	(133)
Income before income taxes and including noncontrolling interests	53	69	(16)	(23)	166	184	(18)	(10)
Income tax expense	20	27	(7)	(26)	65	72	(7)	(10)
Net income attributable to MUAH	$33	$42	$(9)	(21)	$101	$112	$(11)	(10)
Average balances - Market View
Total loans held for investment	$65	$101	$(36)	(36)%	$52	$149	$(97)	(65)%
Total assets	1,793	1,760	33	2	1,767	1,644	123	7
Total deposits	35,139	34,500	639	2	35,807	32,895	2,912	9

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, service charges on deposit accounts and trust management fees. The nine months ended September 30, 2015 reflects nine months of fees from affiliates and related costs compared with 2014, which reflects three months of fees from affiliates and related costs due to the business integration initiative effective date of July 1, 2014.

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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$33	$45	$(12)	(27)%	$104	$134	$(30)	(22)%
Noninterest income	70	138	(68)	(49)	247	245	2	1
Total revenue	103	183	(80)	(44)	351	379	(28)	(7)
Noninterest expense	58	54	4	7	173	109	64	59
(Reversal of) provision for credit losses	(1)	(8)	7	88	(24)	23	(47)	(204)
Income before income taxes and including noncontrolling interests	46	137	(91)	(66)	202	247	(45)	(18)
Income tax expense	7	42	(35)	(83)	41	63	(22)	(35)
Net income attributable to MUAH	$39	$95	$(56)	(59)	$161	$184	$(23)	(13)
Average balances - Market View
Total loans held for investment	$3,499	$4,026	$(527)	(13)%	$3,590	$4,057	$(467)	(12)%
Total assets	6,113	6,825	(712)	(10)	6,183	6,624	(441)	(7)
Total deposits	2,724	3,270	(546)	(17)	2,793	3,406	(613)	(18)

Net interest income decreased as a result of lower average loan balances as well as a lower funds transfer pricing credit due to a decrease in deposit balances. Noninterest income decreased during the three months ended September 30, 2015 and increased during the nine months ended September 30, 2015 compared with the same periods in the prior year. Fees from affiliates were lower during third quarter of 2015, but higher during the nine months ended September 30, 2015 compared with the same periods in 2014. The nine months ended September 30, 2015 reflects nine months of fees from affiliates compared with 2014, which reflects three months of fees from affiliates due to the business integration initiative effective date of July 1, 2014. Trading account activities and merchant banking fees were lower in both periods during 2015. Prior year merchant banking fees included a one-time large syndication in the third quarter of 2014. Noninterest expense increased primarily due to expenses associated with the business integration initiative. The provision for credit losses decreased for the nine months ended September 30, 2015 as the result of a net overall improvement in customer credit quality.

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
The following table sets forth the results for Other:

Other
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2015	2014	Amount	Percent	2015	2014	Amount	Percent
Results of operations - Market View
Net interest income	$36	$19	$17	89%	$113	$47	$66	140%
Noninterest income	149	86	63	73	360	73	287	393
Total revenue	185	105	80	76	473	120	353	294
Noninterest expense	244	197	47	24	717	421	296	70
(Reversal of) provision for credit losses	6	6	—	—	14	7	7	100
Income before income taxes and including noncontrolling interests	(65)	(98)	33	34	(258)	(308)	50	16
Income tax expense	(22)	(53)	31	58	(93)	(150)	57	38
Net income (loss) including noncontrolling interests	(43)	(45)	2	4	(165)	(158)	(7)	(4)
Deduct: net loss from noncontrolling interests	21	5	16	320	32	14	18	129
Net income attributable to MUAH	$(22)	$(40)	$18	45	$(133)	$(144)	$11	8
Average balances - Market View
Total loans held for investment	$280	$286	$(6)	(2)%	$259	$293	$(34)	(12)%
Total assets	27,887	27,027	860	3	27,202	27,738	(536)	(2)
Total deposits	6,271	5,978	293	5	5,895	6,453	(558)	(9)

Net interest income increased due to higher ALM investment securities balances and the impact of the ALM derivative hedging portfolio. Noninterest income and noninterest expense increased primarily due to fee income and related expenses associated with the business integration initiative. The provision for credit losses increased primarily due to charge-offs in our FDIC covered assets portfolio which is included in Other.

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2014 Form 10-K. There have been no material changes to these critical accounting estimates during the third quarter of 2015.
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
During the quarter ended September 30, 2015, a non-U.S. affiliate of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. affiliate. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended September 30, 2015, the aggregate interest and fee income relating to these transactions was less than ¥25 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2015, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of September 30, 2015. For the quarter ended September 30, 2015, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
Item 4.   Controls and Procedures
Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2015. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. During the third quarter of 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Interest Income
Loans	$688	$693	$2,066	$2,109
Securities	116	113	339	343
Other	5	2	10	10
Total interest income	809	808	2,415	2,462
Interest Expense
Deposits	48	58	150	181
Commercial paper and other short-term borrowings	3	1	6	4
Long-term debt	53	42	152	124
Total interest expense	104	101	308	309
Net Interest Income	705	707	2,107	2,153
Provision for credit losses	18	1	36	7
Net interest income after provision for credit losses	687	706	2,071	2,146
Noninterest Income
Service charges on deposit accounts	49	52	147	153
Trust and investment management fees	27	26	81	78
Trading account activities	7	33	34	63
Securities gains, net	6	13	14	16
Credit facility fees	27	30	87	89
Merchant banking fees	22	38	62	89
Brokerage commissions and fees	13	14	40	40
Card processing fees, net	8	8	25	25
Fees from affiliates	185	151	543	151
Other, net	53	23	84	67
Total noninterest income	397	388	1,117	771
Noninterest Expense
Salaries and employee benefits	557	492	1,679	1,258
Net occupancy and equipment	79	74	234	220
Professional and outside services	78	66	219	184
Intangible asset amortization	10	13	30	39
Regulatory assessments	11	13	38	44
Other	120	106	347	281
Total noninterest expense	855	764	2,547	2,026
Income before income taxes and including noncontrolling interests	229	330	641	891
Income tax expense	64	88	169	242
Net Income Including Noncontrolling Interests	165	242	472	649
Deduct: Net loss from noncontrolling interests	21	5	32	14
Net Income Attributable to MUAH	$186	$247	$504	$663
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Net Income Attributable to MUAH	$186	$247	$504	$663
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	84	(40)	106	(24)
Net change in unrealized gains (losses) on investment securities	47	(22)	66	133
Foreign currency translation adjustment	(6)	(3)	(11)	(3)
Pension and other postretirement benefit adjustments	16	7	43	19
Total other comprehensive income (loss)	141	(58)	204	125
Comprehensive Income (Loss) Attributable to MUAH	327	189	708	788
Comprehensive loss from noncontrolling interests	(21)	(5)	(32)	(14)
Total Comprehensive Income (Loss)	$306	$184	$676	$774
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2015	December 31, 2014
Assets
Cash and due from banks	$1,596	$1,759
Interest bearing deposits in banks	2,692	3,930
Federal funds sold and securities purchased under resale agreements	86	62
Total cash and cash equivalents	4,374	5,751
Trading account assets	1,200	1,114
Securities available for sale	14,355	13,724
Securities held to maturity (Fair value $10,528 at September 30, 2015 and $8,412 at December 31, 2014)	10,341	8,291
Loans held for investment	76,641	76,804
Allowance for loan losses	(547)	(537)
Loans held for investment, net	76,094	76,267
Premises and equipment, net	607	621
Goodwill	3,225	3,225
Other assets	4,961	4,630
Total assets	$115,157	$113,623
Liabilities
Deposits:
Noninterest bearing	$31,869	$30,534
Interest bearing	50,824	55,470
Total deposits	82,693	86,004
Commercial paper and other short-term borrowings	2,338	2,704
Long-term debt	11,357	6,972
Trading account liabilities	891	894
Other liabilities	2,060	1,897
Total liabilities	99,339	98,471
Commitments, contingencies and guarantees—See Note 11
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of September 30, 2015 and December 31, 2014	136	136
Additional paid-in capital	7,224	7,232
Retained earnings	8,786	8,283
Accumulated other comprehensive loss	(525)	(729)
Total MUAH stockholder's equity	15,621	14,922
Noncontrolling interests	197	230
Total equity	15,818	15,152
Total liabilities and equity	$115,157	$113,623
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	MUAH Stockholder's Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Beginning Balance at December 31, 2013	$136	$7,191	$7,512	$(624)	$253	$14,468
Cumulative effect from change in accounting principle for LIHC investments (1)	—	—	(54)	—	—	(54)
Adjusted Beginning Balance December 31, 2013	136	7,191	7,458	(624)	253	14,414
Net income (loss)	—	—	663	—	(14)	649
Other comprehensive income (loss), net of tax	—	—	—	125	—	125
Compensation—restricted stock units	—	1	—	—	—	1
Capital contribution from BTMU	—	31	—	—	—	31
Other	—	—	9	—	—	9
Net change	—	32	672	125	(14)	815
Balance September 30, 2014	$136	$7,223	$8,130	$(499)	$239	$15,229

Beginning Balance December 31, 2014	$136	$7,232	$8,346	$(729)	$230	$15,215
Cumulative effect from change in accounting principle for LIHC investments (1)	—	—	(63)	—	—	(63)
Adjusted Beginning Balance December 31, 2014	136	7,232	8,283	(729)	230	15,152
Net income (loss)	—	—	504	—	(32)	472
Other comprehensive income (loss), net of tax	—	—	—	204	—	204
Compensation—restricted stock units	—	(8)	(1)	—	—	(9)
Other	—	—	—	—	(1)	(1)
Net change	—	(8)	503	204	(33)	666
Balance September 30, 2015	$136	$7,224	$8,786	$(525)	$197	$15,818

(1)	For additional information on LIHC investments, see Note 1 and Note 4 to these unaudited consolidated financial statements.

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2015	2014
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$472	$649
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	36	7
Depreciation, amortization and accretion, net	299	224
Stock-based compensation—restricted stock units	33	24
Deferred income taxes	109	86
Net gains on sales of securities	(14)	(16)
Net decrease (increase) in trading account assets	(86)	(31)
Net decrease (increase) in other assets	117	265
Net increase (decrease) in trading account liabilities	(3)	56
Net increase (decrease) in other liabilities	(61)	(150)
Loans originated for sale	(914)	(599)
Net proceeds from sale of loans originated for sale	910	573
Pension and other postretirement benefits adjustment	(122)	(80)
Other, net	3	(19)
Total adjustments	307	340
Net cash provided by (used in) operating activities	779	989
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,528	1,200
Proceeds from paydowns and maturities of securities available for sale	1,494	1,789
Purchases of securities available for sale	(3,498)	(894)
Proceeds from paydowns and maturities of securities held to maturity	1,432	773
Purchases of securities held to maturity	(3,492)	(2,733)
Proceeds from sales of loans	860	84
Net decrease (increase) in loans	(748)	(6,387)
Purchases of other investments	(273)	(415)
Other, net	(105)	(80)
Net cash provided by (used in) investing activities	(2,802)	(6,663)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(3,311)	2,255
Net increase (decrease) in commercial paper and other short-term borrowings	(366)	1,313
Proceeds from issuance of long-term debt	5,197	749
Repayment of long-term debt	(817)	(305)
Other, net	(56)	(22)
Change in noncontrolling interests	(1)	—
Net cash provided by (used in) financing activities	646	3,990
Net change in cash and cash equivalents	(1,377)	(1,684)
Cash and cash equivalents at beginning of period	5,751	6,203
Cash and cash equivalents at end of period	$4,374	$4,519
Cash Paid During the Period For:
Interest	$312	$294
Income taxes, net	64	19
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	867	96
Transfer of loans held for investment to other real estate owned assets	12	11
Transfer of assets and liabilities from BTMU:
Carrying amount of assets acquired	—	70
Carrying amount of liabilities assumed	—	30

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (the Bank or MUB). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-1 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2015 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K).
The preparation of financial statements in conformity with U.S. GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed, transfer pricing, the evaluation of other-than-temporary impairment on investment securities (Note 2), the allowance for loan losses (Note 3), the assessment of goodwill for impairment, income taxes, fair value of financial instruments (Note 7), hedge accounting (Note 8) and pension accounting (Note 10).
During the fourth quarter of 2014, the Company identified that certain noncash items related to the amortization and accretion of interest income and expense on loans held for investment, and activities related to loan syndications, had been reported as cash flows from investing activities but should have been presented as cash flows from operating activities.  The loan syndication activities were also incorrectly reported as noncash transfers from loans held for investment to loans held for sale in the supplemental schedule of noncash investing and financing activities. The Company corrected the September 30, 2014 presentation to appropriately reflect the presentation adopted in the fourth quarter of 2014. The Company has evaluated the effect of the incorrect presentation and determined that the errors were not material, either individually or in the aggregate, to any of the Company’s previously filed annual or quarterly consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The following table displays the affected line items for the nine months ended September 30, 2014:

	For the Nine Months Ended September 30, 2014
(Dollars in millions)	As Previously Reported	Reclassification Amounts	As Revised
Cash Flows from Operating Activities:
Depreciation, amortization and accretion, net	$237	$(13)	$224
Loans originated for sale	(309)	(290)	(599)
Net proceeds from sale of loans originated for sale	327	246	573
Net cash provided by (used in) operating activities	1,046	(57)	989

Cash Flows from Investing Activities:
Proceeds from sales of loans	330	(246)	84
Net decrease (increase) in loans	(6,690)	303	(6,387)
Net cash provided by (used in) investing activities	(6,720)	57	(6,663)

Cash Flows from Financing Activities:
Net cash provided by (used in) financing activities	3,990	—	3,990

Net change in cash and cash equivalents	$(1,684)	$—	$(1,684)

Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	$386	$(290)	$96
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The consolidated balance sheet as of December 31, 2014; the changes in stockholder's equity as of December 31, 2013 and consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014 have been adjusted to reflect adoption of this guidance as follows:

	December 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Other assets	$4,685	$(55)	$4,630
Other liabilities	1,889	8	1,897
Retained earnings	8,346	(63)	8,283

	December 31, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Retained earnings	$7,512	$(54)	$7,458

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2014			September 30, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance	As Previously Reported	Adjustment	As Reported Under New Guidance
Noninterest expense
Other	$128	$(22)	$106	$337	$(56)	$281
Income before income taxes and including noncontrolling interests	308	22	330	835	56	891
Income tax expense	67	21	88	179	63	242
Net Income Attributable to MUAH	$246	$1	$247	$670	$(7)	$663
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015 the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning on January 1, 2018. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

In August 2015, the FASB issued ASU 2015-15, which clarifies that an entity may present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize them ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement, as opposed to presenting such costs as a direct reduction from the carrying amount of any associated debt liability. This guidance is effective upon adoption of ASU 2015-03, which is effective for periods beginning January 1, 2016, unless early adopted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.
Simplifying the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, the new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for interim and annual periods beginning on January 1, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date. Early adoption is permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Note 2—Securities

Securities Available for Sale

At September 30, 2015 and December 31, 2014, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are presented below.

	September 30, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$7,879	$8	$27	$7,860
Privately issued	131	2	1	132
Privately issued - commercial mortgage-backed securities	1,586	15	6	1,595
Collateralized loan obligations	3,132	2	25	3,109
Other	7	1	—	8
Asset Liability Management securities	12,735	28	59	12,704
Other debt securities:
Direct bank purchase bonds	1,567	46	19	1,594
Other	48	1	—	49
Equity securities	6	2	—	8
Total securities available for sale	$14,356	$77	$78	$14,355

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$7,649	$2	$91	$7,560
Privately issued	166	3	1	168
Privately issued - commercial mortgage-backed securities	1,689	15	13	1,691
Collateralized loan obligations	2,527	4	37	2,494
Other	8	1	—	9
Asset Liability Management securities	12,039	25	142	11,922
Other debt securities:
Direct bank purchase bonds	1,719	49	27	1,741
Other	53	—	1	52
Equity securities	8	2	1	9
Total securities available for sale	$13,819	$76	$171	$13,724

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2015 and December 31, 2014 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$2,724	$8	$2,396	$19	$5,120	$27
Privately issued	10	—	41	1	51	1
Privately issued - commercial mortgage-backed securities	710	5	76	1	786	6
Collateralized loan obligations	1,182	6	1,203	19	2,385	25
Other	—	—	1	—	1	—
Asset Liability Management securities	4,626	19	3,717	40	8,343	59
Other debt securities:
Direct bank purchase bonds	42	—	771	19	813	19
Other	2	—	—	—	2	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$4,670	$19	$4,493	$59	$9,163	$78

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$611	$1	$6,258	$90	$6,869	$91
Privately issued	9	—	49	1	58	1
Privately issued - commercial mortgage-backed securities	143	—	842	13	985	13
Collateralized loan obligations	657	6	1,481	31	2,138	37
Other	—	—	1	—	1	—
Asset Liability Management securities	1,420	7	8,631	135	10,051	142
Other debt securities:
Direct bank purchase bonds	75	3	937	24	1,012	27
Other	—	—	22	1	22	1
Equity securities	1	1	5	—	6	1
Total securities available for sale	$1,496	$11	$9,595	$160	$11,091	$171

At September 30, 2015, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At September 30, 2015, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

Note 2—Securities (Continued)

Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2015, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2015
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$—	$22	$382	$7,456	$7,860
Privately issued	—	3	—	129	132
Privately issued - commercial mortgage-backed securities	—	—	37	1,558	1,595
Collateralized loan obligations	—	11	1,444	1,654	3,109
Other	—	2	6	—	8
Asset Liability Management securities	—	38	1,869	10,797	12,704
Other debt securities:
Direct bank purchase bonds	66	476	654	398	1,594
Other	4	12	2	31	49
Total debt securities available for sale	$70	$526	$2,525	$11,226	$14,347

Note 2—Securities (Continued)

The proceeds from sales of securities available for sale and gross realized gains and losses are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014
Proceeds from sales	$633	$602	$1,528	$1,200
Gross realized gains	6	13	17	21
Gross realized losses	—	—	1	—

Securities Held to Maturity
The securities held to maturity consist of residential mortgage-backed securities, commercial mortgage-backed securities, U.S. Treasury securities and U.S. government-sponsored agencies. Management has asserted the positive intent and ability to hold these securities to maturity. At September 30, 2015 and December 31, 2014, the amortized cost, gross unrealized gains and losses recognized in other comprehensive income (OCI), carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	September 30, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$488	$—	$—	$488	$11	$—	$499
U.S. government-sponsored agencies	900	—	—	900	1	—	901
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,322	4	56	7,270	113	8	7,375
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,758	—	75	1,683	71	1	1,753
Total securities held to maturity	$10,468	$4	$131	$10,341	$196	$9	$10,528

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$486	$—	$—	$486	$3	$—	$489
U.S. government-sponsored agencies	125	—	—	125	—	—	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	6,002	6	66	5,942	76	5	6,013
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,820	—	82	1,738	53	6	1,785
Total securities held to maturity	$8,433	$6	$148	$8,291	$132	$11	$8,412

Amortized cost is defined as the original purchase cost, adjusted for any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings. The carrying amount is the difference between the amortized cost and amount recognized in OCI. The amount recognized in OCI primarily reflects the unrealized gain or loss at date of transfer from available for sale to the held to maturity classification, net of amortization, which is recorded in interest income on securities.

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2015 and December 31, 2014 are shown below, separately for periods less than 12 months and 12 months or more.

	September 30, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$1,077	$—	$8	$1,794	$56	$—	$2,871	$56	$8
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	—	—	—	1,464	75	1	1,464	75	1
Total securities held to maturity	$1,077	$—	$8	$3,258	$131	$1	$4,335	$131	$9

	December 31, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$399	$—	$1	$2,341	$66	$4	$2,740	$66	$5
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	134	—	—	1,552	82	6	1,686	82	6
Total securities held to maturity	$533	$—	$1	$3,893	$148	$10	$4,426	$148	$11

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2015
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$488	$499	$—	$—	$—	$—	$488	$499
U.S. government-sponsored agencies	458	458	442	443	—	—	900	901
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	18	18	7,252	7,357	7,270	7,375
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	51	798	852	836	850	1,683	1,753
Total securities held to maturity	$995	$1,008	$1,258	$1,313	$8,088	$8,207	$10,341	$10,528

Note 2—Securities (Continued)

Securities Collateral
At September 30, 2015, the Company had $1.7 billion of securities available for sale pledged as collateral to secure public and trust deposits, where the secured party cannot resell or repledge such securities. At September 30, 2015 and December 31, 2014, the Company accepted securities as collateral for reverse repurchase agreements that it is permitted by contract to sell or repledge of $81 million and $61 million, respectively, none of which has been sold or repledged. These securities received as collateral are not recognized on the Company's balance sheet. For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2014 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at September 30, 2015 and December 31, 2014:

(Dollars in millions)	September 30, 2015	December 31, 2014
Loans held for investment:
Commercial and industrial	$28,462	$27,623
Commercial mortgage	13,943	14,016
Construction	2,120	1,746
Lease financing	748	800
Total commercial portfolio	45,273	44,185
Residential mortgage	27,856	28,977
Home equity and other consumer loans	3,124	3,117
Total consumer portfolio	30,980	32,094
Total loans held for investment, before purchased credit-impaired loans	76,253	76,279
Purchased credit-impaired loans(1)	388	525
Total loans held for investment(2)	76,641	76,804
Allowance for loan losses	(547)	(537)
Loans held for investment, net	$76,094	$76,267

(1)
Includes $22 million and $126 million as of September 30, 2015 and December 31, 2014, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements.

(2)	Includes $152 million and $151 million at September 30, 2015 and December 31, 2014, respectively, for net unamortized discounts and premiums and deferred fees and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended September 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$461	$51	$4	$20	$536
(Reversal of) provision for loan losses	24	(1)	—	—	23
Other	(1)	—	—	—	(1)
Loans charged-off	(11)	(1)	(3)	—	(15)
Recoveries of loans previously charged-off	3	1	—	—	4
Allowance for loan losses, end of period	$476	$50	$1	$20	$547

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Three Months Ended September 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$482	$49	$3	$25	$559
(Reversal of) provision for loan losses	(15)	2	—	(5)	(18)
Loans charged-off	(15)	(2)	(1)	—	(18)
Recoveries of loans previously charged-off	5	—	1	—	6
Allowance for loan losses, end of period	$457	$49	$3	$20	$529

	For the Nine Months Ended September 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$465	$49	$3	$20	$537
(Reversal of) provision for loan losses	31	6	9	—	46
Other	(2)	—	—	—	(2)
Loans charged-off	(28)	(7)	(11)	—	(46)
Recoveries of loans previously charged-off	10	2	—	—	12
Allowance for loan losses, end of period	$476	$50	$1	$20	$547

	For the Nine Months Ended September 30, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	43	(13)	2	(57)	(25)
Other	(1)	—	—	—	(1)
Loans charged-off	(29)	(9)	(1)	—	(39)
Recoveries of loans previously charged-off	23	2	1	—	26
Allowance for loan losses, end of period	$457	$49	$3	$20	$529

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2015 and December 31, 2014:

	September 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$25	$16	$—	$—	$41
Collectively evaluated for impairment	451	34	—	20	505
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$476	$50	$1	$20	$547

Loans held for investment:
Individually evaluated for impairment	$231	$317	$1	$—	$549
Collectively evaluated for impairment	45,042	30,663	—	—	75,705
Purchased credit-impaired loans	—	—	387	—	387
Total loans held for investment	$45,273	$30,980	$388	$—	$76,641

	December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$18	$16	$—	$—	$34
Collectively evaluated for impairment	447	33	—	20	500
Purchased credit-impaired loans	—	—	3	—	3
Total allowance for loan losses	$465	$49	$3	$20	$537

Loans held for investment:
Individually evaluated for impairment	$164	$338	$1	$—	$503
Collectively evaluated for impairment	44,021	31,756	—	—	75,777
Purchased credit-impaired loans	—	—	524	—	524
Total loans held for investment	$44,185	$32,094	$525	$—	$76,804

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2015 and December 31, 2014:

(Dollars in millions)	September 30, 2015	December 31, 2014
Commercial and industrial	$138	$55
Commercial mortgage	40	40
Total commercial portfolio	178	95
Residential mortgage	201	231
Home equity and other consumer loans	32	40
Total consumer portfolio	233	271
Total nonaccrual loans, before purchased credit-impaired loans	411	366
Purchased credit-impaired loans	8	9
Total nonaccrual loans	$419	$375
Troubled debt restructured loans that continue to accrue interest	$264	$283
Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$202	$184

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table shows an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$29,182	$21	$7	$28	$29,210
Commercial mortgage	13,911	26	6	32	13,943
Construction	2,120	—	—	—	2,120
Total commercial portfolio	45,213	47	13	60	45,273
Residential mortgage	27,702	106	48	154	27,856
Home equity and other consumer loans	3,102	12	10	22	3,124
Total consumer portfolio	30,804	118	58	176	30,980
Total loans held for investment, excluding purchased credit-impaired loans	$76,017	$165	$71	$236	$76,253

	December 31, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$28,392	$19	$12	$31	$28,423
Commercial mortgage	13,991	21	4	25	14,016
Construction	1,744	2	—	2	1,746
Total commercial portfolio	44,127	42	16	58	44,185
Residential mortgage	28,802	112	63	175	28,977
Home equity and other consumer loans	3,084	20	13	33	3,117
Total consumer portfolio	31,886	132	76	208	32,094
Total loans held for investment, excluding purchased credit-impaired loans	$76,013	$174	$92	$266	$76,279

The Company's loans 90 days or more past due and still accruing totaled $4 million and $3 million at September 30, 2015 and December 31, 2014, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $30 million and $47 million at September 30, 2015 and December 31, 2014, respectively.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment and commercial loans within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $1 million and $98 million covered by FDIC loss share agreements, at September 30, 2015 and December 31, 2014, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	September 30, 2015
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,768	$667	$675	$29,110
Construction	2,115	6	—	2,121
Commercial mortgage	13,495	132	162	13,789
Total commercial portfolio	43,378	805	837	45,020
Purchased credit-impaired loans	35	19	82	136
Total	$43,413	$824	$919	$45,156

	December 31, 2014
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,471	$452	$360	$28,283
Construction	1,729	18	—	1,747
Commercial mortgage	13,522	128	183	13,833
Total commercial portfolio	42,722	598	543	43,863
Purchased credit-impaired loans	37	38	128	203
Total	$42,759	$636	$671	$44,066

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $21 million and $28 million of loans covered by FDIC loss share agreements, at September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,655	$201	$27,856
Home equity and other consumer loans	3,092	32	3,124
Total consumer portfolio	30,747	233	30,980
Purchased credit-impaired loans	158	—	158
Total	$30,905	$233	$31,138

	December 31, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,746	$231	$28,977
Home equity and other consumer loans	3,077	40	3,117
Total consumer portfolio	31,823	271	32,094
Purchased credit-impaired loans	196	—	196
Total	$32,019	$271	$32,290
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

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at September 30, 2015 and December 31, 2014. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	September 30, 2015
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,485	$5,543	$577	$27,605
Home equity and other consumer loans	2,196	774	90	3,060
Total consumer portfolio	23,681	6,317	667	30,665
Purchased credit-impaired loans	63	85	11	159
Total	$23,744	$6,402	$678	$30,824
Percentage of total	77%	21%	2%	100%

	December 31, 2014
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,505	$5,717	$493	$28,715
Home equity and other consumer loans	2,209	754	83	3,046
Total consumer portfolio	24,714	6,471	576	31,761
Purchased credit-impaired loans	73	111	13	197
Total	$24,787	$6,582	$589	$31,958
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	September 30, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,622	$850	$60	$73	$27,605
Home equity loans	2,237	219	87	52	2,595
Total consumer portfolio	28,859	1,069	147	125	30,200
Purchased credit-impaired loans	112	34	10	1	157
Total	$28,971	$1,103	$157	$126	$30,357
Percentage of total	95%	4%	1%	—%	100%

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,162	$1,430	$92	$31	$28,715
Home equity loans	2,364	270	118	50	2,802
Total consumer portfolio	29,526	1,700	210	81	31,517
Purchased credit-impaired loans	131	45	18	1	195
Total	$29,657	$1,745	$228	$82	$31,712
Percentage of total	94%	5%	1%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of September 30, 2015 and December 31, 2014. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $23 million and $33 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2015 and December 31, 2014, respectively.

(Dollars in millions)	September 30, 2015	December 31, 2014
Commercial and industrial	$129	$100
Commercial mortgage	20	28
Total commercial portfolio	149	128
Residential mortgage	289	308
Home equity and other consumer loans	28	30
Total consumer portfolio	317	338
Total restructured loans, excluding purchased credit-impaired loans	$466	$466

For the third quarter of 2015, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the nine months ended September 30, 2015 and September 30, 2014 were not material. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$4	$4	$110	$110
Commercial mortgage	—	—	8	8
Total commercial portfolio	4	4	118	118
Residential mortgage	3	3	13	13
Home equity and other consumer loans	1	1	3	3
Total consumer portfolio	4	4	16	16
Total	$8	$8	$134	$134

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$25	$25	$105	$105
Commercial mortgage	2	2	20	20
Total commercial portfolio	27	27	125	125
Residential mortgage	7	7	17	16
Home equity and other consumer loans	5	5	9	9
Total consumer portfolio	12	12	26	25
Total	$39	$39	$151	$150

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2015 and 2014, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Commercial and industrial	$—	$25
Commercial mortgage	—	3
Total commercial portfolio	—	28
Residential mortgage	4	4
Home equity and other consumer loans	—	—
Total consumer portfolio	4	4
Total	$4	$32

(Dollars in millions)	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014
Commercial and industrial	$4	$10
Commercial mortgage	4	7
Total commercial portfolio	8	17
Residential mortgage	1	5
Home equity and other consumer loans	—	1
Total consumer portfolio	1	6
Total	$9	$23

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
The following tables show information about impaired loans by class as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$154	$52	$206	$24	$166	$67
Commercial mortgage	19	6	25	1	29	—
Total commercial portfolio	173	58	231	25	195	67
Residential mortgage	188	101	289	15	200	117
Home equity and other consumer loans	6	22	28	1	8	35
Total consumer portfolio	194	123	317	16	208	152
Total, excluding purchased credit-impaired loans	367	181	548	41	403	219
Purchased credit-impaired loans	—	1	1	—	1	2
Total	$367	$182	$549	$41	$404	$221

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$89	$35	$124	$14	$120	$39
Commercial mortgage	37	3	40	4	39	3
Total commercial portfolio	126	38	164	18	159	42
Residential mortgage	198	110	308	16	211	127
Home equity and other consumer loans	6	24	30	—	7	37
Total consumer portfolio	204	134	338	16	218	164
Total, excluding purchased credit-impaired loans	330	172	502	34	377	206
Purchased credit-impaired loans	—	1	1	—	—	2
Total	$330	$173	$503	$34	$377	$208

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and nine months ended September 30, 2015 and 2014 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$191	$1	$203	$—	$174	$4	$204	$4
Commercial mortgage	28	—	33	—	31	1	35	2
Construction	—	—	—	—	—	—	—	1
Total commercial portfolio	219	1	236	—	205	5	239	7
Residential mortgage	295	3	307	2	298	8	310	8
Home equity and other consumer loans	29	—	28	—	30	1	27	1
Total consumer portfolio	324	3	335	2	328	9	337	9
Total, excluding purchased credit-impaired loans	543	4	571	2	533	14	576	16
Purchased credit-impaired loans	2	—	2	—	2	—	2	—
Total	$545	$4	$573	$2	$535	$14	$578	$16

The Company transferred a net $284 million of commercial loans from held for investment to held for sale, and sold $263 million of commercial loans during the nine months ended September 30, 2015. The Company transferred a net $96 million of commercial loans from held for investment to held for sale, and sold $84 million of commercial loans during the nine months ended September 30, 2014. The Company transferred $583 million of consumer loans from held for investment to held for sale which were all sold during the nine months ended September 30, 2015 with proceeds from sale of $597 million. No consumer loans were sold or transferred from held for investment to held for sale during the nine months ended September 30, 2014.

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheet at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$196	$205	$—	$—
Leasing investments	12	601	158	771	63	63
Total consolidated VIEs	$21	$601	$354	$976	$63	$63

	December 31, 2014
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$230	$239	$—	$—
Leasing investments	10	653	147	810	80	80
Total consolidated VIEs	$19	$653	$377	$1,049	$80	$80

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at September 30, 2015 and December 31, 2014. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless.

	September 30, 2015
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$25	$184	$1,074	$1,283	$371	$371	$1,283
Leasing investments	—	20	948	968	61	61	988
Other investments	—	30	18	48	—	—	50
Total unconsolidated VIEs	$25	$234	$2,040	$2,299	$432	$432	$2,321

	December 31, 2014
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments (1)	$25	$163	$1,101	$1,289	$433	$433	$1,289
Leasing investments	—	21	886	907	55	55	923
Other investments	—	29	20	49	—	—	51
Total unconsolidated VIEs	$25	$213	$2,007	$2,245	$488	$488	$2,263

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
(Dollars in millions)
Income (loss) from LIHC investments included in other noninterest expense	$5	$4	$9	$9
Amortization of LIHC investments included in income tax expense	28	30	84	85
Tax credits and other tax benefits from LIHC investments included in income tax expense	46	41	136	119

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

Note 5—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	September 30, 2015	December 31, 2014
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.23% and 0.12% at September 30, 2015 and December 31, 2014, respectively	$94	$111
Commercial paper, with a weighted average interest rate of 0.22% and 0.16% at September 30, 2015 and December 31, 2014, respectively	1,944	2,593
Federal Home Loan Bank advances, with a weighted average interest rate of 0.02% at September 30, 2015	300	—
Total commercial paper and other short-term borrowings	$2,338	$2,704

Note 6—Long-Term Debt
The following is a summary of MUAH's, the Bank's and other subsidiaries' long-term debt:

(Dollars in millions)	September 30, 2015	December 31, 2014
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 0.88% at September 30, 2015(2)	$250	$—
Fixed rate 1.625% notes due February 2018(2)	450	—
Fixed rate 2.25% notes due February 2020(2)	1,000	—
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 3.00% notes due February 2025(2)	498	—
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.71% at September 30, 2015 and 1.63% at December 31, 2014	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes due September 2036. These notes bear a combined weighted-average rate of 2.04% at September 30, 2015 and 2.35% at December 31, 2014	36	52
Total debt issued by MUAH	2,932	750
Debt issued by MUB and other subsidiaries
Senior debt:
Fixed FHLB of San Francisco advances due February 2016. These notes bear a combined weighted-average rate of 2.50% at September 30, 2015 and 2.56% at December 31, 2014	$500	$800
Fixed rate 3.00% notes due June 2016	700	700
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.08% at September 30, 2015 and 1.00% at December 31, 2014	500	500
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 0.70% at September 30, 2015 and 0.63% at December 31, 2014	250	250
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Fixed rate 2.250% notes due May 2019	509	499
Senior debt due to BTMU:
Floating rate debt due January 2018. These notes, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.05% at September 30, 2015	1,000	—
Floating debt notes due January 2018. These notes, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.06% at September 30, 2015	1,500	—
Subordinated debt:
Fixed rate 5.95% notes due May 2016	704	711
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 1.53% at September 30, 2015 and 1.45% at December 31, 2014	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.92% at September 30, 2015 and December 31, 2014(1)	14	14
Total debt issued by MUB and other subsidiaries	8,425	6,222
Total long-term debt	$11,357	$6,972

(1)	Long-term debt assumed through acquisitions.

(2)
In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of September 30, 2015, $1.4 billion of debt or other securities were available for issuance under this shelf registration. For a more detailed discussion of the debt issuance, see Note 10 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 6—Long Term Debt (Continued)

Senior Debt due to BTMU

On August 25, 2015, the Bank issued $1 billion in senior unsecured debt to BTMU. The senior debt bears interest equal to a per annum rate of one-month LIBOR plus 0.85%, which will be paid monthly, and matures on January 2, 2018.

On September 22, 2015, the Bank issued $1.5 billion in senior unsecured debt to BTMU. The senior debt bears interest equal to a per annum rate of one-month LIBOR plus 0.87%, which will be paid monthly, and matures on January 2, 2018.

Senior Debt Issued Subsequent to September 30, 2015

In October 2015, the Bank issued $1 billion in senior unsecured debt to BTMU. The senior debt bears interest equal to a per annum rate of one-month LIBOR plus 1.03%, which will be paid monthly, and matures on January 2, 2018.

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

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, by major category and by valuation hierarchy level:

	September 30, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. government-sponsored agency securities	$—	$111	$—	$—	$111
State and municipal securities	—	7	—	—	7
Interest rate derivative contracts	—	1,132	3	(164)	971
Commodity derivative contracts	—	430	2	(380)	52
Foreign exchange derivative contracts	1	109	1	(65)	46
Equity derivative contracts	—	—	182	(169)	13
Total trading account assets	1	1,789	188	(778)	1,200
Securities available for sale:
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,860	—	—	7,860
Privately issued	—	132	—	—	132
Privately issued - commercial mortgage-backed securities	—	1,595	—	—	1,595
Collateralized loan obligations	—	3,109	—	—	3,109
Other	—	8	—	—	8
Other debt securities:
Direct bank purchase bonds	—	—	1,594	—	1,594
Other	—	2	47	—	49
Equity securities	8	—	—	—	8
Total securities available for sale	8	12,706	1,641	—	14,355
Other assets:
Interest rate hedging contracts	—	208	—	(169)	39
Other derivative contracts	—	1	2	(1)	2
Total other assets	—	209	2	(170)	41
Total assets	$9	$14,704	$1,831	$(948)	$15,596
Percentage of total	—%	94%	12%	(6)%	100%
Percentage of total Company assets	—%	13%	2%	(1)%	14%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$4	$1,072	$—	$(844)	$232
Commodity derivative contracts	—	418	2	(88)	332
Foreign exchange derivative contracts	3	86	1	(26)	64
Equity derivative contracts	—	—	181	—	181
Securities sold, not yet purchased	—	82	—	—	82
Total trading account liabilities	7	1,658	184	(958)	891
Other liabilities:
FDIC clawback liability	—	—	110	—	110
Interest rate hedging contracts	—	—	—	—	—
Other derivative contracts	—	1	2	—	3
Total other liabilities	—	1	112	—	113
Total liabilities	$7	$1,659	$296	$(958)	$1,004
Percentage of total	1%	164%	30%	(95)%	100%
Percentage of total Company liabilities	—%	2%	—%	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$69	$—	$—	$69
U.S. government-sponsored agency securities	—	125	—	—	125
State and municipal securities	—	10	—	—	10
Interest rate derivative contracts	—	928	5	(172)	761
Commodity derivative contracts	—	417	5	(392)	30
Foreign exchange derivative contracts	1	104	1	(63)	43
Equity derivative contracts	—	—	300	(224)	76
Total trading account assets	1	1,653	311	(851)	1,114
Securities available for sale:
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,560	—	—	7,560
Privately issued	—	168	—	—	168
Privately issued - commercial mortgage-backed securities	—	1,691	—	—	1,691
Collateralized loan obligations	—	2,494	—	—	2,494
Other	—	9	—	—	9
Other debt securities:
Direct bank purchase bonds	—	—	1,741	—	1,741
Other	—	3	49	—	52
Equity securities	9	—	—	—	9
Total securities available for sale	9	11,925	1,790	—	13,724
Other assets:
Interest rate hedging contracts	—	36	—	(36)	—
Other derivative contracts	—	—	2	—	2
Total other assets	—	36	2	(36)	2
Total assets	$10	$13,614	$2,103	$(887)	$14,840
Percentage of total	—%	92%	14%	(6)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$829	$—	$(667)	$163
Commodity derivative contracts	—	403	5	(93)	315
Foreign exchange derivative contracts	1	78	1	(24)	56
Equity derivative contracts	—	—	299	—	299
Securities sold, not yet purchased	—	61	—	—	61
Total trading account liabilities	2	1,371	305	(784)	894
Other liabilities:
FDIC clawback liability	—	—	105	—	105
Interest rate hedging contracts	—	4	—	(3)	1
Other derivative contracts	—	1	2	—	3
Total other liabilities	—	5	107	(3)	109
Total liabilities	$2	$1,376	$412	$(787)	$1,003
Percentage of total	—%	137%	41%	(78)%	100%
Percentage of total Company liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014. Level 3 available for sale securities at September 30, 2015 and 2014 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	September 30, 2015					September 30, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$283	$1,688	$1	$(278)	$(109)	$303	$1,945	$2	$(298)	$(105)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(78)	—	1	77	(3)	(17)	—	(1)	19	(1)
Included in other comprehensive income	—	12	—	—	—	—	5	—	—	—
Purchases/additions	—	1	—	—	—	—	53	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—
Settlements	(17)	(60)	—	17	—	(10)	(122)	—	10	—
Asset (liability) balance, end of period	$188	$1,641	$2	$(184)	$(112)	$276	$1,881	$1	$(269)	$(106)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(78)	$—	$1	$77	$(3)	$(17)	$—	$(1)	$19	$(1)

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended
	September 30, 2015					September 30, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$311	$1,790	$2	$(305)	$(107)	$271	$2,018	$1	$(264)	$(99)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(82)	—	—	79	(5)	19	—	—	(18)	(7)
Included in other comprehensive income	—	4	—	—	—	—	20	—	—	—
Purchases/additions	1	18	—	—	—	3	190	—	—	—
Sales	—	—	—	(1)	—	—	—	—	(4)	—
Settlements	(42)	(171)	—	43	—	(17)	(347)	—	17	—
Asset (liability) balance, end of period	$188	$1,641	$2	$(184)	$(112)	$276	$1,881	$1	$(269)	$(106)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(82)	$—	$—	$79	$(5)	$19	$—	$—	$(18)	$(7)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at September 30, 2015.

(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,594	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0%	0.5%
			Loss severity	10.0 - 60.0%	30.1%
Other liabilities:
FDIC clawback liability	$110	Discounted cash flow	Probability of default	0.1 - 100.0%	49.9%
			Loss severity	0.0 - 100.0%	35.9%

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

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2015 and 2014 that were still held on the consolidated balance sheet as of the respective

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2015				Gain (Loss) For the Three Months Ended September 30, 2015	Gain (Loss) For the Nine Months Ended September 30, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$18	$—	$—	$18	$1	$(13)
Premises and equipment	2	—	—	2	(1)	(1)
Other assets:
OREO	6	—	—	6	(1)	(2)
Private equity investments	7	—	—	7	—	(5)
Intangible assets	3	—	—	3	(3)	(3)
Total	$36	$—	$—	$36	$(4)	$(24)

	September 30, 2014				Gain (Loss) For the Three Months Ended September 30, 2014	Gain (Loss) For the Nine Months Ended September 30, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$89	$—	$—	$89	$2	$(33)
Other assets:
OREO	13	—	—	13	(2)	(5)
Total	$102	$—	$—	$102	$—	$(38)
Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was determined using a discounted cash flow analysis. The fair value of premises and equipment and intangible assets was determined using market pricing, adjusted for management judgment, as of the measurement date.

Note 7—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of September 30, 2015 and as of December 31, 2014:

	September 30, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,374	$4,374	$4,374	$—	$—
Securities held to maturity	10,341	10,528	—	10,528	—
Loans held for investment (1)	75,353	76,858	—	—	76,858
Other assets	16	14	—	—	14
Liabilities
Deposits	$82,693	$82,759	$—	$82,759	$—
Commercial paper and other short-term borrowings	2,338	2,338	—	2,338	—
Long-term debt	11,357	11,393	—	11,393	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$220	$220	$—	$—	$220

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,751	$5,751	$5,751	$—	$—
Securities held to maturity	8,291	8,412	—	8,412	—
Loans held for investment (1)	75,475	77,324	—	—	77,324
Other assets	59	11	—	—	11
Liabilities
Deposits	$86,004	$86,076	$—	$86,076	$—
Commercial paper and other short-term borrowings	2,704	2,704	—	2,704	—
Long-term debt	6,972	7,073	—	7,073	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$269	$269	$—	$—	$269

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of September 30, 2015 and December 31, 2014, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	September 30, 2015			December 31, 2014
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$13,400	$197	$—	$9,750	$34	$4
Fair value hedges
Interest rate contracts	500	11	—	500	2	—
Not designated as hedging instruments:
Trading
Interest rate contracts	68,580	1,135	1,076	46,944	933	830
Commodity contracts	4,239	432	420	4,741	422	408
Foreign exchange contracts	5,472	111	90	5,661	106	80
Equity contracts	3,457	182	181	3,797	300	299
Total Trading	81,748	1,860	1,767	61,143	1,761	1,617
Other risk management	275	3	3	286	2	3
Total derivative instruments	$95,923	$2,071	$1,770	$71,679	$1,799	$1,624

We recognized net losses of $1 million and less than $1 million on other risk management derivatives for the three and nine months ended September 30, 2015, compared with net gains of $1 million and net losses of $1 million on other risk management derivatives for the three and nine months ended September 30, 2014, which are included in other noninterest income.

Derivatives Designated and Qualifying as Hedging Instruments
The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For further information related to the Company’s hedging strategy, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2014 Form 10-K.

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $13.4 billion at September 30, 2015 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At September 30, 2015, the weighted average remaining life of the active cash flow hedges was 3.42 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At September 30, 2015, the Company expects to reclassify approximately $154 million of income from AOCI to net interest income during the twelve months ending September 30, 2016. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2015.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2015	2014	Location	2015	2014	Location	2015	2014
Derivatives in cash flow hedging relationships
			Interest income	$47	$32
Interest rate contracts	$185	$(32)	Interest expense	1	2	Noninterest expense	$—	$(1)
Total	$185	$(32)		$48	$34		$—	$(1)

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2015	2014	Location	2015	2014	Location	2015	2014
Derivatives in cash flow hedging relationships
			Interest income	$120	$81
Interest rate contracts	$296	$46	Interest expense	2	5	Noninterest expense	$1	$—
Total	$296	$46		$122	$86		$1	$—

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

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges for the three and nine months ended September 30, 2015 and 2014, respectively:

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$6	$(6)	$—	$9	$(9)	$—
Total	$6	$(6)	$—	$9	$(9)	$—

	For the Three Months Ended September 30, 2014			For the Nine Months Ended September 30, 2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(5)	$6	$1	$(2)	$3	$1
Total	$(5)	$6	$1	$(2)	$3	$1

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
The Company offers market-linked CDs, which allow the customer to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity, or currency indices. The Company offsets its exposure to the embedded derivative contained in market-linked CDs with a matched over-the-counter option. Both the embedded derivative (when bifurcated) and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and nine months ended September 30, 2015 and 2014:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Trading derivatives:
Interest rate contracts	$(3)	$15	$7	$34
Equity contracts	—	2	—	3
Foreign exchange contracts	7	7	18	13
Commodity contracts	—	6	2	7
Other contracts	—	—	—	1
Total	$4	$30	$27	$58

Note 8—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing a standard International Swaps and Derivatives Association Master Agreement and Master Repurchase Agreement, respectively; which generally establishes the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

The following tables present the offsetting of financial assets and liabilities as of September 30, 2015 and December 31, 2014:

	September 30, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,071	$948	$1,123	$67	$—	$1,056
Securities purchased under resale agreements	82	—	82	81	—	1
Total	$2,153	$948	$1,205	$148	$—	$1,057
Financial Liabilities:
Derivative liabilities	$1,770	$958	$812	$237	$—	$575
Securities sold under repurchase agreements	35	—	35	35	—	—
Total	$1,805	$958	$847	$272	$—	$575

	December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,799	$887	$912	$113	$—	$799
Securities purchased under resale agreements	62	—	62	61	—	1
Total	$1,861	$887	$974	$174	$—	$800
Financial Liabilities:
Derivative liabilities	$1,624	$787	$837	$162	$—	$675
Securities sold under repurchase agreements	68	—	68	68	—	—
Total	$1,692	$787	$905	$230	$—	$675

Note 9—Accumulated Other Comprehensive Income
The following table presents the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended September 30, 2015 and 2014:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$185	$(72)	$113
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(48)	19	(29)
Net change	137	(53)	84
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	79	(31)	48
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(6)	2	(4)
Less: accretion of fair value adjustment on securities available for sale	(1)	1	—
Less: amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	77	(30)	47
Foreign currency translation adjustment	(10)	4	(6)
Pension and other postretirement benefits:
Amortization of prior service costs(1)	(6)	2	(4)
Recognized net actuarial gain (loss)(1)	35	(15)	20
Net change(1)	29	(13)	16
Net change in AOCI	$233	$(92)	$141

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(32)	$13	$(19)
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(34)	13	(21)
Net change	(66)	26	(40)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	10	(4)	6
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(13)	5	(8)
Less: accretion of fair value adjustment on securities available for sale	(35)	13	(22)
Less: amortization of net unrealized (gains) losses on held to maturity securities	4	(2)	2
Net change	(34)	12	(22)
Foreign currency translation adjustment	(6)	3	(3)
Pension and other postretirement benefits:
Amortization of prior service costs (1)	(6)	2	(4)
Recognized net actuarial gain (loss)(1)	16	(5)	11
Net change(1)	10	(3)	7
Net change in AOCI	$(96)	$38	$(58)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

Note 9—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the nine months ended September 30, 2015 and 2014:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$296	$(116)	$180
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(122)	48	(74)
Net change	174	(68)	106
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	112	(44)	68
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(14)	5	(9)
Less: accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Less: amortization of net unrealized (gains) losses on held to maturity securities	15	(6)	9
Net change	109	(43)	66
Foreign currency translation adjustment	(19)	8	(11)
Pension and other postretirement benefits:
Amortization of prior service costs(1)	(19)	7	(12)
Recognized net actuarial gain (loss)(1)	91	(36)	55
Net change(1)	72	(29)	43
Net change in AOCI	$336	$(132)	$204

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$46	$(18)	$28
Less: Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(86)	34	(52)
Net change	(40)	16	(24)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	282	(111)	171
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(16)	6	(10)
Less: accretion of fair value adjustment on securities available for sale	(59)	23	(36)
Less: amortization of net unrealized (gains) losses on held to maturity securities	14	(6)	8
Net change	221	(88)	133
Foreign currency translation adjustment	(6)	3	(3)
Pension and other postretirement benefits:
Pension and other postretirement benefits arising during the period	(4)	2	(2)
Amortization of prior service costs (1)	(10)	4	(6)
Recognized net actuarial gain (loss)(1)	45	(18)	27
Net change(1)	31	(12)	19
Net change in AOCI	$206	$(81)	$125

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 10 to these consolidated financial statements.

Note 9—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive income balances:

For the Three Months Ended September 30, 2014 and 2015:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, June 30, 2014	$32	$(173)	$(3)	$(297)	$(441)
Other comprehensive income (loss) before reclassifications	(19)	(14)	(3)	—	(36)
Amounts reclassified from AOCI	(21)	(8)	—	7	(22)
Balance, September 30, 2014	$(8)	$(195)	$(6)	$(290)	$(499)
Balance, June 30, 2015	$43	$(126)	$(15)	$(568)	$(666)
Other comprehensive income (loss) before reclassifications	113	51	(6)	—	158
Amounts reclassified from AOCI	(29)	(4)	—	16	(17)
Balance, September 30, 2015	$127	$(79)	$(21)	$(552)	$(525)

For the Nine Months Ended September 30, 2014 and 2015:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income (loss) before reclassifications	28	143	(3)	(2)	166
Amounts reclassified from AOCI	(52)	(10)	—	21	(41)
Balance, September 30, 2014	$(8)	$(195)	$(6)	$(290)	$(499)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$(729)
Other comprehensive income (loss) before reclassifications	180	75	(11)	—	244
Amounts reclassified from AOCI	(74)	(9)	—	43	(40)
Balance, September 30, 2015	$127	$(79)	$(21)	$(552)	$(525)

Note 10—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2015 and 2014.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$24	$21	$4	$2	$—	$—
Interest cost	27	25	4	3	—	1
Expected return on plan assets	(54)	(49)	(6)	(5)	—	—
Amortization of prior service cost	(4)	(4)	(2)	(2)	—	—
Recognized net actuarial loss	27	16	7	—	1	—
Total net periodic benefit cost	$20	$9	$7	$(2)	$1	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$72	$60	$8	$8	$1	$1
Interest cost	82	79	9	9	1	3
Expected return on plan assets	(162)	(144)	(15)	(14)	—	—
Amortization of prior service cost	(13)	(7)	(6)	(3)	—	—
Recognized net actuarial loss	80	43	9	1	2	1
Total net periodic benefit cost	$59	$31	$5	$1	$4	$5

Note 11—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	September 30, 2015
Commitments to extend credit	$32,598
Issued standby and commercial letters of credit	$5,784
Other commitments	$162
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial

Note 11—Commitments, Contingencies and Guarantees (Continued)

letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of one year or less. At September 30, 2015, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on off-balance sheet commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on off-balance sheet commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2015, the current exposure to loss under these contracts totaled $34 million, and the maximum potential exposure to loss in the future was estimated at $51 million.
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
Commercial Banking
Commercial Banking provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, trade and real estate financing to primarily U.S.-based corporate customers with annual sales generally ranging from $20 million to $2 billion. Commercial Banking offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments.
Commercial Banking is comprised of five main divisions: U.S. Middle Market Banking, which serves companies primarily in California, Oregon and Washington with annual sales up to $500 million; Oil and Gas, which serves oil and gas companies; Mid-Corporate Banking, which serves clients with annual sales up to $2 billion; Specialized Products, which focuses on specific areas on a national basis including Commercial Finance, Funds Finance, Environmental Industries, Transportation, Aerospace/Defense, Entertainment; and Real Estate Industries, which serves professional real estate investors and developers. Real Estate Industries, through its Community Development Finance unit, makes tax credit investments in affordable housing projects, as well as construction and permanent financing.
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

Note 12—Business Segments (Continued)

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
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics between Corporate Treasury and the operating segments. A segment receives a funding credit from Corporate Treasury for its liabilities. Conversely, a segment is assigned a charge by Corporate Treasury to fund its assets. The activity-based costing methodology allocates certain indirect costs, such as operations and technology expense, to the segments based on studies of billable unit costs for product or data processing. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  During 2014, the Company revised the funds transfer pricing methodology with respect to reference rates for certain commercial deposits. The Company also continued to refine its organizational structure resulting from the internal management structure implemented as part of the BTMU Americas Holdings business integration initiative established in 2013. In addition, effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects", which was required to be applied retrospectively upon adoption. These investments are part of our Commercial Banking segment. Prior period results have been adjusted to reflect these changes.

Note 12—Business Segments (Continued)

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

As of and for the Three Months Ended September 30, 2015:
(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$332	$235	$54	$114	$33	$36	$(99)	$705
Noninterest income (expense)	96	46	39	47	70	149	(50)	397
Total revenue	428	281	93	161	103	185	(149)	1,102
Noninterest expense	348	97	46	108	58	244	(46)	855
(Reversal of) provision for credit losses	1	8	4	—	(1)	6	—	18
Income (loss) before income taxes and including noncontrolling interests	79	176	43	53	46	(65)	(103)	229
Income tax expense (benefit)	31	51	17	20	7	(22)	(40)	64
Net income (loss) including noncontrolling interests	48	125	26	33	39	(43)	(63)	165
Deduct: net loss from noncontrolling interests	—	—	—	—	—	21	—	21
Net income (loss) attributable to MUAH	$48	$125	$26	$33	$39	$(22)	$(63)	$186

Total assets, end of period	$36,480	$37,336	$8,187	$1,835	$6,213	$29,297	$(4,191)	$115,157

Note 12—Business Segments (Continued)

As of and for the Three Months Ended September 30, 2014:
(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$340	$242	$53	$110	$45	$19	$(102)	$707
Noninterest income (expense)	83	55	46	44	138	86	(64)	388
Total revenue	423	297	99	154	183	105	(166)	1,095
Noninterest expense	329	92	42	91	54	197	(41)	764
(Reversal of) provision for credit losses	(1)	5	(4)	(6)	(8)	6	9	1
Income (loss) before income taxes and including noncontrolling interests	95	200	61	69	137	(98)	(134)	330
Income tax expense (benefit)	38	62	24	27	42	(53)	(52)	88
Net income (loss) including noncontrolling interests	57	138	37	42	95	(45)	(82)	242
Deduct: net loss from noncontrolling interests	—	—	—	—	—	5	—	5
Net income (loss) attributable to MUAH	$57	$138	$37	$42	$95	$(40)	$(82)	$247

Total assets, end of period	$37,235	$35,296	$6,965	$1,753	$6,160	$27,220	$(3,762)	$110,867

Note 12—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2015:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$977	$706	$162	$340	$104	$113	$(295)	$2,107
Noninterest income (expense)	265	136	121	139	247	360	(151)	1,117
Total revenue	1,242	842	283	479	351	473	(446)	3,224
Noninterest expense	1,063	282	138	312	173	717	(138)	2,547
(Reversal of) provision for loan losses	9	41	(10)	1	(24)	14	5	36
Income (loss) before income taxes and including noncontrolling interests	170	519	155	166	202	(258)	(313)	641
Income tax expense (benefit)	66	152	61	65	41	(93)	(123)	169
Net income (loss) including noncontrolling interests	104	367	94	101	161	(165)	(190)	472
Deduct: net loss from noncontrolling interests	—	—	—	—	—	32	—	32
Net income (loss) attributable to MUAH	$104	$367	$94	$101	$161	$(133)	$(190)	$504

Total assets, end of period	$36,480	$37,336	$8,187	$1,835	$6,213	$29,297	$(4,191)	$115,157

Note 12—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2014:

(Dollars in millions)	Retail Banking & Wealth Markets	Commercial Banking	U.S. Corporate Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$1,049	$746	$143	$324	$134	$47	$(290)	$2,153
Noninterest income (expense)	249	155	92	123	245	73	(166)	771
Total revenue	1,298	901	235	447	379	120	(456)	2,924
Noninterest expense	1,005	262	77	266	109	421	(114)	2,026
(Reversal of) provision for loan losses	(9)	11	(12)	(3)	23	7	(10)	7
Income (loss) before income taxes and including noncontrolling interests	302	628	170	184	247	(308)	(332)	891
Income tax expense (benefit)	119	201	67	72	63	(150)	(130)	242
Net income (loss) including noncontrolling interests	183	427	103	112	184	(158)	(202)	649
Deduct: net loss from noncontrolling interests	—	—	—	—	—	14	—	14
Net income (loss) attributable to MUAH	$183	$427	$103	$112	$184	$(144)	$(202)	$663

Total assets, end of period	$37,235	$35,296	$6,965	$1,753	$6,160	$27,220	$(3,762)	$110,867

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

•	our residential mortgage lending business, namely the Ability-to-Pay, Qualified Mortgage and Know Before You Owe regulations of the CFPB; and

•	new restrictions on banks’ abilities to charge overdraft services and interchange fees on debit card transactions.
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
The capital rules of the federal banking agencies and the FBO rules of the Federal Reserve, referred to above, as well as the various other regulations described above, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business or lead us to stop, reduce or modify our offerings of various products. Additionally, on October 30, 2015, the Federal Reserve proposed rules that would impose a new Total Loss Absorbing Capacity (“TLAC”) requirement on global systemically important banks (GSIBs), such as MUFG, and their U.S. operations.  Although still subject to comment and final rule-making, the Company, which is expected to be MUFG’s designated Intermediate Holding Company (“IHC”), anticipates federal banking regulators will impose internal long-term debt and internal TLAC requirements on IHCs, which would require the Company to issue qualifying debt and equity instruments to its foreign parent organization.  These requirements could potentially adversely impact the Company’s funding and liquidity management.

Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider reducing or eliminating over time the role of the GSEs (Fannie Mae and Freddie Mac) in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.
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
Company Factors
Adverse California economic conditions could adversely affect our business
At times over the last several years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. Following the financial crisis in 2008, certain California real estate markets experienced some of the worst property value declines in the U.S. California continues to have a relatively high unemployment rate. While California home prices and the California economy in general, have experienced a recovery in recent years, there can be no assurance that the recovery will continue. Recent growth in home prices in some California markets may be unsustainable relative to market fundamentals, and home price declines may occur.
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
In March 2015, the Federal bank regulators issued two related statements regarding cybersecurity. One statement indicates financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Although these recently issued regulatory statements state they do not contain any new regulatory expectations, we are continuing to evaluate them as they do indicate that the regulators regard cybersecurity to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties.
In July 2015, the Federal bank regulators announced the issuance of a cybersecurity assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cybersecurity risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cybersecurity risk. The second part of the assessment tool is cybersecurity maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. Beginning in late 2015 or early 2016, the Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions’ cybersecurity preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism.  Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness.  Management is currently evaluating the impact of this assessment tool.
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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: November 9, 2015	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2015	By:	/s/ JOHN F. WOODS
John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: November 9, 2015	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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