Form 10-K
period 2015-12-31
MUFG Americas Holdings Corp
filed 2016-02-29
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
As of January 31, 2016, the number of shares outstanding of the registrant's Common Stock was 136,330,831.
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

ADR	American Depositary Receipt
Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AMA	Advanced Measurement Approach
AOCI	Accumulated other comprehensive income
ARM	Americas Risk Management Group
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CEA	Credit Examination for the Americas
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRE	Commercial real estate
CRO	Chief Risk Officer
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAFE	Europe, Australia and Far East
ECA	Executive Committee for the Americas
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GLB Act	Gramm-Leach-Bliley Act
GSE	Government-sponsored enterprise
GSIB	Global systemically important banks
HQA Plan	BTMU Headquarters for the Americas Stock Bonus Plan
HQLA	High quality liquid assets
IAA	Internal Audit for the Americas
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value

Glossary of Defined Terms (Continued)

MUAH	MUFG Americas Holdings Corporation
MUAH Plan	MUFG Americas Holdings Corporation Stock Bonus Plan
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
NY DFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
ORMD	Operational Risk Management Department
PCBC	Pacific Capital Bancorp
PCI	Purchased credit-impaired
RCC	Risk and Capital Committee
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor's Ratings Services
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary Leverage Ratio
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
UNBC Plan	UnionBanCal Plan
VaR	Value-at-risk
VIE	Variable interest entity

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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile, our outlook for short-term and long-term interest rates and their effect on our net interest margin (including our expectation that the current interest rate environment and the decline in our PCI portfolio will continue to place pressure on our net interest margin in 2016), our investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Our sensitivity to and management of market risk, including changes in interest rates, and the economic outlook within specific industries, for the U.S. in general, West Coast states in particular and foreign countries (including Japan and the Eurozone)

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

•
The relationship between our business and that of BTMU and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•
Threats to the banking sector and our business due to cyber-security issues and attacks on financial institutions and other businesses, such as large retailers, and regulatory expectations relating to cyber-security

•	Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	Challenges associated with our business integration initiative with our parent company, BTMU, effective July 1, 2014

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of the California drought on its economy and related governmental actions

•	Our expectation that there will be further declines in the credit quality of our oil and gas portfolio

•	Descriptions of assumptions underlying or relating to any of the foregoing

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
We service U.S. Wholesale Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. As of December 31, 2015, MUB operated 369 branches, comprised primarily of retail banking branches in the West Coast states, along with commercial branches in Texas, Illinois, New York and Georgia, as well as two international offices.
The Company’s leadership team is bicoastal with the Regional Bank, and Transaction Banking leaders on the West Coast. U.S. Wholesale Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.
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
Lines of Business
Our operations are organized into four reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, and Investment Banking & Markets. These segments and their financial information are described more fully in "Business Segments" within our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. and in Note 21 to our Consolidated Financial Statements included in this Form 10-K.
Employees
At December 31, 2015, we had approximately 12,400 full-time equivalent employees.

Competition
Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business both nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms, financial services subsidiaries of commercial and manufacturing companies and marketplace lenders. Many of these competitors enjoy fewer regulatory restraints and some may have lower cost structures. Some of our competitors are community or regional banks that have strong local market positions, while others include large financial institutions that have substantial capital, technology and marketing resources.
The financial services industry is also becoming more competitive as further technological advances enable more companies to provide financial services. These technological advances increasingly allow parties to complete financial transactions electronically and may diminish the importance of depository institutions and other financial intermediaries.
Current federal law has made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets may further intensify as a result of the Dodd-Frank Act which, among other things, permits out-of-state de novo branching by national banks, state banks, and foreign banks from other states.
The primary factors in competing for business include pricing, convenience of office locations and other delivery methods, range of products offered, customer relationships, and level of services offered.

Supervision and Regulation
BHCs and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and other customers and the Federal Deposit Insurance Fund, and not for the benefit of investors in the securities of the BHC or bank. Set forth below is a summary description of material laws and regulations that relate to our operation and those of our subsidiaries, including MUB. This summary description of applicable laws and regulations is not complete and is qualified in its entirety by reference to such laws and regulations. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business and operations.
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
The GLB Act allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLB Act provided a framework for BHCs, through financial subsidiaries, to engage in new financial activities, under certain conditions. MUAH, BTMU and MUFG are financial holding companies under the BHCA. In order to maintain our status as a financial holding company, we must continue to satisfy certain ongoing criteria, such as capital, managerial and CRA requirements. At this time, MUB has no plans to form any “financial subsidiaries.”
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

Principal Federal Banking Regulatory Agencies
Federal Reserve. As a BHC, we are subject to the extensive regulation, supervision and examination authority of the Federal Reserve. The Federal Reserve also has extensive enforcement authority over all BHCs. Such authority includes the power to assess civil monetary penalties against any BHC violating any provision of the BHCA or any regulation or order of the Federal Reserve under the BHCA. The Federal Reserve also has the power to order termination of activities or ownership of non-bank subsidiaries of the holding company if it determines there is reasonable cause to believe that the activities or ownership of the non-bank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of banks owned by the BHC. Knowing violations of the BHCA or regulations or orders of the Federal Reserve can also result in criminal penalties for the BHC and any individuals participating in such conduct.
Since the financial crisis of 2008, the banking industry has operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve has pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and Agency Securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. In December 2015, the Federal Reserve raised the target range for the federal funds rate to 1/4 to 1/2 percent. The Federal Reserve further indicated future policy actions to normalize interest rates will depend upon progress towards its objectives of maximum employment and 2% inflation, although the stance of monetary policy remains accommodative, and, even after employment and inflation are near its objectives, economic conditions may warrant for some time keeping the target federal funds rate below longer-term normal levels. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term Agency and Treasury securities at sizeable levels to help maintain accommodative financial conditions.
Comptroller of the Currency. MUB, as a national banking association, is subject to broad federal regulation and oversight extending to all its operations by the OCC, its primary regulator, and also by the Federal Reserve and the FDIC. MUB is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.
The OCC has extensive enforcement authority over national banks. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any laws or regulations, various remedies are available to the OCC, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to increase capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s deposit insurance. The OCC also has broad authority to address activity it deems to constitute an unsafe or unsound practice by a national bank and is not limited by the specific standards set forth in its regulations.
The OCC has adopted guidelines that establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more, as well as potentially smaller insured depository institutions. The guidelines establish specific risk management‑related roles and responsibilities for three designated functions: a bank’s “front line” units, independent risk management, and internal audit.
The OCC has also provided additional guidance to national banks for assessing and managing risks associated with third-party relationships, including any business relationship between a bank and another entity, by contract or otherwise. The guidance includes descriptions of planning, due diligence, third-party selection, contract negotiation and ongoing monitoring of third-party relationships that banks should consider when outsourcing bank functions. The guidance could have an impact on MUB’s selection of vendors to which it outsources certain functions and on MUB’s contract negotiations, particularly with respect to representations and warranties and indemnification with the vendors it and they select.
Consumer Financial Protection Bureau. The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including MUB. The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. In various public pronouncements and enforcement actions, the CFPB has focused on a variety of practices it deems to be unfair, deceptive or abusive, including the following: credit-card add-on products, including billing of consumers for credit-monitoring services without consent; failing to accept or timely post payments; failure to honor loan modifications after the loan servicing is transferred; various debt collection practices, including sending foreclosure notices to borrowers who were current on their loans; and various practices relating to debts owed by service members, such as threatening to contact the members' commanding officers, or burying the contractual authorization for this practice in the lending contract. The CFPB has also been focused on automobile dealer discretionary interest rate markups and on holding banks and other purchasers of such contracts responsible for unlawful disparities in markups charged by dealers to borrowers of different races or ethnicities.
Financial Stability Oversight Council. The Financial Stability Oversight Council (consisting of the Secretary of the Treasury, heads of the federal banking regulatory agencies and the SEC, and certain other officials) provides oversight of all risks created within the U.S. economy from the activities of financial services companies and provides a basis for enhanced prudential regulation. The Financial Stability Oversight Council must determine which BHCs and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. BHCs over $50 billion in consolidated assets are considered to be “large interconnected bank holding companies” and automatically designated as “systemically significant.” The Company falls within this category, and therefore, expects to face heightened prudential standards including capital, leverage, and liquidity, as well as credit exposure reporting, concentration limits, stress testing and resolution plans.
Dodd-Frank Act and Related Regulations
The Dodd-Frank Act, enacted in 2010, has resulted in sweeping changes to the U.S. financial system. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to enhanced regulatory requirements, as discussed further below. Many provisions of the law have been implemented by rules and regulations of the federal banking agencies, but, as discussed below, certain provisions of the law are yet to be implemented, and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The Dodd-Frank Act also created authority on the part of the FDIC for the liquidation of systemically important non-bank financial companies, including BHCs. Liquidation proceedings for such companies will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies. In circumstances where there is a shortfall after assessments on creditors of the failed company, there may be assessments on BHCs with consolidated assets of $50 billion or more, such as the Company.
As required by the Dodd-Frank Act, the Federal Reserve has issued final rules regarding stress testing requirements for large BHCs such as the Company. The OCC also adopted similar rules for large national banks such as MUB. The stress testing rules govern the timing and type of stress testing activities required of large BHCs and banks as well as rules governing testing controls, oversight and disclosure requirements. The stress testing rules limit the ability of a BHC to make capital distributions to the extent that its actual capital issuances are less than the amount indicated in its capital plan, measured on a quarterly basis.
As required by the Dodd-Frank Act, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and large FBOs operating in the U.S., such as BTMU. These integrated rules include the Federal Reserve’s resolution plan, capital plan, and stress testing rules, as well as a final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this section.) The final enhanced prudential standards rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For large domestic BHCs, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule‑makings, as described in this section, but also imposes certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer. The Company became subject to enhanced prudential standards applicable to large domestic BHCs on January 1, 2015. Those BHCs that are also FBO subsidiaries, such as the Company, will remain subject to the large domestic BHC standards until a U.S. IHC is formed or designated and becomes subject to the parallel requirements under the FBO rules, as discussed below.
The Federal Reserve delayed finalizing single counterparty credit limit requirements that had been proposed pending the BCBS' completion of its work on developing a large financial institution exposure framework. The BCBS’ final large exposures framework includes a general limit applied to all of a bank’s exposures to a single counterparty or group of connected counterparties (i.e., counterparties that are interdependent and likely to fail simultaneously), which is set at 25% of a bank’s Tier 1 capital, and a stricter limit of 15% of Tier 1 capital that will apply to exposures between global systemically important banks. The Federal Reserve also delayed adopting proposed rules implementing the early remediation requirements under the Dodd‑Frank Act, which remain under consideration.
The final enhanced prudential standards rules relating to FBOs are similar in various respects to those adopted for large domestic BHCs, such as enhanced requirements relating to risk management, including liquidity risk management and capital and liquidity stress testing. However, the final FBO rules differ in various respects from the domestic BHC rules. For example, a large FBO must certify to the Federal Reserve that it meets capital adequacy standards established by its home country supervisor that are consistent with the BCBS framework. If the FBO does not satisfy such requirements, the Federal Reserve may impose requirements, conditions or restrictions on its U.S. activities.
In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. (such as BTMU) operate in the U.S. through an IHC structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top‑tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHCs until 2018. MUFG, BTMU and the Company have analyzed the impact of these rules on their U.S. operations and will make appropriate structural, operational and financial changes to comply with these rules, which are described in the Company’s enhanced prudential standards implementation plan filed with the Federal Reserve in December 2014. MUAH is the designated IHC. Changes to the implementation plan may be required following the Federal Reserve’s review.
Additionally, in October of 2015, the Federal Reserve proposed rules that would impose a new TLAC requirement on GSIBs, such as MUFG, and their U.S. operations.  Although still subject to final rule-making, the Company, which is expected to be MUFG’s designated IHC in the U.S., anticipates federal banking regulators will impose internal long-term debt and internal TLAC requirements on IHCs, which would require the Company to issue qualifying debt and equity instruments to its foreign parent organization.
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

The Volcker Rule also provides compliance requirements generally requiring banking entities to establish an internal compliance program reasonably designed to ensure and monitor compliance with the final rules. As a larger banking entity, the Company was required to establish a more detailed compliance program.
In December 2014, the agencies extended the deadline for compliance with the covered fund restrictions for legacy covered funds until July 21, 2016. It is anticipated that an additional one-year extension will be granted to July 2017. Although we anticipate increased compliance costs, we do not anticipate a material impact to our financial results as prohibited proprietary trading and covered fund investment activities are not significant to our financial results.
The Dodd-Frank Act also changed the existing standard for the preemption of state consumer financial laws to allow a court or the OCC to preempt a state consumer financial law only if it discriminates against national banks, prevents or significantly interferes with the exercise by the national bank of its powers or the state law is preempted by another federal law. This change was intended to allow greater regulation of national banks under state law and may result in increased consumer protection requirements being imposed on national banks. The Dodd-Frank Act also eliminated the extension of preemption under the National Bank Act to operating subsidiaries of national banks negating certain OCC regulations and court decisions. The Act also authorized state law enforcement authorities to bring lawsuits under state law against national banks, thus subjecting national banks to varying and potentially conflicting interpretation of law by state attorneys general and state regulators. This could result in increased compliance costs for national banks. The Act also required the OCC to make preemption determinations on particular state consumer financial laws on a case-by-case basis, rather than making preemption determinations on broad categories of laws.
Regulatory Capital and Liquidity Standards
The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as off-balance sheet exposures, such as letters of credit.
Regulatory Capital Rules. The Federal Reserve and the other U.S. federal banking agencies have adopted final rules to implement the Basel III capitalization rules of the BCBS for banking organizations located in the United States (U.S. Basel III). The U.S. Basel III Rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. In December 2014, MUAH received approval from the Federal Reserve to opt-out of the advanced approaches rules for the holding company. MUAH became subject to the U.S. Basel III Rules on January 1, 2015, with certain provisions subject to a phase-in period, while MUB continues to be subject to the final U.S. Basel III Rules which became effective for advanced approaches institutions on January 1, 2014. The U.S. Basel III Rules generally establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, and higher leverage ratios and capital conservation buffers that will be added to the minimum capital requirements and must be met for banking organizations to avoid being subject to certain limitations on dividends and discretionary bonus payments to executive officers. The U.S. Basel III Rules also implement higher minimum capital requirements.
The U.S. Basel III Rules also provide for various adjustments and deductions to the definitions of regulatory capital that phase in from January 1, 2014 to December 31, 2017. Under these rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements (equal to 2.50% of total risk-weighted assets). The capital conservation buffer is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).
In January 2014, the BCBS issued an updated version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The BCBS guidance continues to set a minimum Basel III leverage ratio of 3%. The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 2018. The BCBS is expected to collect data during this observation period to assess whether a minimum leverage  ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using either common equity Tier 1 capital or total regulatory capital as the numerator.

Prompt Corrective Action. Under the OCC’s prompt corrective action regulations (established pursuant to Section 38 of the Federal Deposit Insurance Act), a bank is assigned to one of five capital categories ranging from “well-capitalized” to “critically under-capitalized.” Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. The OCC has amended its prompt corrective action regulations to reflect the changes made to the regulatory capital requirements by the U.S. Basel III Rules.
At December 31, 2015, MUAH and MUB each exceeded the required risk-based capital ratios for classification as “well capitalized” as well as the required minimum leverage ratios, and we believe we will meet the minimum capital ratios plus the fully-phased in capital conservation buffer as implemented.
For additional information regarding the regulatory capital positions of MUAH and MUB, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in Part II, Item 7 of this Report on Form 10-K and Note 17 to our Consolidated Financial Statements in this Report on Form 10-K.
Comprehensive Capital Analysis and Review Program. Additionally, the Company is required to file an annual capital plan under the Federal Reserve's CCAR program. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress.
Liquidity Coverage Ratio. In September 2014, the U.S. banking agencies adopted the final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standard, which was included in the Basel III framework of the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR standard generally applies to all internationally active banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule also applied a less stringent, modified LCR to BHCs that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, an LCR equal to at least 100% based on the entity’s total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. Effective January 1, 2016, financial institutions under the modified LCR rule must maintain a minimum 90% LCR, with full compliance required by January 1, 2017. While the modified LCR rule is generally consistent with the LCR requirement included in the Basel III framework, in certain respects it is more restrictive. The Company is in compliance with the requirements of the modified LCR rule.
The Company may also become subject to a U.S. version of BCBS' Net Stable Funding Ratio requirements which became final in October 2014 and which are designed to promote more medium- and long-term funding of the assets and activities of an institution over a one-year time horizon.
Other Federal Laws and Regulations Affecting Banks
There are additional requirements and restrictions in the laws of the U.S and states in which MUB and its subsidiaries may conduct operations. The consumer lending and finance activities of MUB are also subject to extensive regulation under various state laws as well as the federal laws discussed above. Furthermore, due to BTMU's controlling ownership of the Company, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of MUB and the Company in the future.
Deposit Insurance. Deposits of MUB are insured up to statutory limits (presently $250,000) by the FDIC and, accordingly, are subject to deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.
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
Under provisions of the FDIA, an FDIC-insured bank under common control with another FDIC-insured bank is generally liable for any loss incurred, or reasonably expected to be incurred, by the FDIC upon the actual or reasonably likely failure of such other bank. Thus, MUB could incur liability to the FDIC under these provisions in the event of failure of another bank controlled by the Company or MUFG. This liability would be subordinated to deposit liabilities and certain other senior liabilities. At present, neither the Company nor MUFG have such other bank subsidiaries.
Pursuant to the Dodd-Frank Act and related regulations, BHCs and insured depository institutions with $50 billion or more in assets are required to develop and annually file with the bank regulators resolution plans, or, so-called “living wills,” to facilitate the FDIC’s ability to liquidate such banks, in a prompt and orderly fashion, upon a failure.
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
MUB is also subject to the Federal Housing Act, which is a civil rights law that makes discrimination in home lending illegal, as well as the Americans with Disabilities Act, which requires banks to reasonably accommodate individuals with disabilities during the lending process. Banks are periodically examined for compliance with these fair lending laws and other related laws. The banking regulators are required to refer matters relating to these fair lending laws to the Department of Justice for possible action under civil penalty statutes whenever the regulator has reason to believe that a creditor has engaged in a pattern or practice of conduct that may violate these laws.
Bank Secrecy Act and Office of Foreign Assets Control Regulation. The banking industry is subject to extensive regulatory controls and processes under the Bank Secrecy Act and related anti-money laundering laws. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. The U.S. has also imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These rules are administered by the OFAC. Included among the OFAC restrictions are prohibitions on engaging in financial transactions relating to a sanctioned country and prohibitions on transfers of blocked property and bank deposits subject to U.S. jurisdiction. Failure to comply with these requirements may adversely affect the Company's ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions and additionally could result in substantial monetary fines, penalties and other sanctions.
Affiliate Transactions. MUB and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on loans by MUB to and other transactions with its affiliates (including a requirement that such transactions with MUB be based on arm's-length terms). As a holding company, a source of our cash has been dividends and interest received from MUB. Dividends payable by MUB to us are subject to restrictions under a formula imposed by the OCC unless express approval is given to exceed these limitations.
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
Overdraft and Interchange Fees; Interest on Demand Deposits. The Federal Reserve has adopted amendments under its Regulation E that imposed restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks.

Future Legislation or Regulatory Initiatives
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
During the calendar year ended December 31, 2015, a non-U.S. subsidiary of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. subsidiary. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the calendar year ended December 31, 2015, the aggregate interest and fee income relating to these transactions was less than ¥130 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the calendar year ended December 31, 2015, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of December 31, 2015. For the calendar year ended December 31, 2015, the aggregate gross interest and fee income relating to these loan transactions was less than ¥50 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
We understand that BTMU will continue to participate in these types of transactions.  In addition, we understand that, following Implementation Day under the Joint Comprehensive Plan of Action and the relaxation of US, EU, Japanese, and other sanctions against Iran, BTMU is reviewing the extent of its participation in Iran-related transactions subject to such modified international sanctions.
Financial Information
See our Consolidated Financial Statements beginning on page 89 of this Form 10-K for financial information about MUAH and its subsidiaries.
ITEM 1A.   RISK FACTORS
The following discussion sets forth material risk factors that could affect our financial condition and operations:
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
In response, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to taper down certain aspects of this policy. Refer to “Supervision and Regulation” in Part I, Item 1. in this Form 10-K for additional information.
The Federal Reserve has indicated that U.S. economic activity continues to expand at a moderate pace with labor markets showing further improvement with solid job gains and a lower unemployment rate. Notwithstanding this improvement, there can be no assurance that U.S. economic activity will continue to show progress, or will not reverse, nor whether and to what extent the U.S. government will continue fiscal and monetary policies aimed at combating the mixed economic conditions experienced since 2008. If the U.S. economy were to deteriorate, or its recovery were to slow, this would present significant challenges for the U.S. banking and financial services industry and for the Company.
The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated at times in recent years by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor's lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor's also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor's revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating and have stated that their outlooks on the long-term ratings continue to be stable. In the fourth quarter of 2015, Republican Congressional leaders and the Administration reached an agreement to modestly increase federal spending over the next two years, reduce spending on some social programs, and to raise the federal borrowing limit. After further negotiations between the Congress and the Administration, the President signed into law a compromise spending measure generally consistent with the initial compromise agreement. There can be no assurance that the earlier political disagreements regarding the federal budget and the substantial federal deficits will not occur again in the future.

Any such future disagreements, if not resolved, could result in further downgrades by the rating agencies with respect to the obligations of the U.S. federal government. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity.
Difficult market conditions have adversely affected the U.S. banking industry

Dramatic declines in the housing market in the U.S. in general, and in California in particular, during 2008 and continuing through 2011, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions also led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations in 2009 and this effect continued, although to a lesser degree, in 2010. Although the economic conditions in our markets, including California in particular, and in the U.S. generally have shown improvement since 2011, there can be no assurance that these conditions will continue to improve. In recent years, California has been facing a severe drought which, if it continues, may negatively impact its economy, particularly in the agricultural sector, as other markets improve. In addition, turbulent political and economic conditions in foreign countries have in recent years negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

•
Recent declines in oil and gas prices have led to deterioration in our oil and gas portfolio which we expect to continue in 2016. For additional information on our oil and gas portfolio, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Concentration of Risk” in this Form 10-K.

•
Competition in our industry could intensify as a result of the increasing consolidation of financial services companies and the enhanced ability of banks to expand across state lines under the Dodd-Frank Act. For additional information, see “Substantial competition could adversely affect us” (discussed below).

•
We may incur goodwill impairment losses in future periods. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates ~~-~~ Goodwill Impairment

Analysis” in Part II, Item 7. and Note 5 to our Consolidated Financial Statements included in this Form 10-K.
The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us
We are subject to significant federal and state banking regulation and supervision, which is primarily for the benefit and protection of our depositors and other banking customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This can be expected to continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.
In July 2010, President Obama signed into law the Dodd-Frank Act. The Act was adopted in response to the financial crisis that ensued in 2008. The Act, among other things, created a new CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has led to new capital requirements from U.S. federal banking agencies, placed new limits on electronic debit card interchange fees, and required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. As a result, the Federal Reserve and the other U.S. federal banking agencies have enacted or proposed regulations relating to:

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

•	the residential mortgage lending business, namely the Ability-to-Pay, Qualified Mortgage and Know Before You Owe regulations of the CFPB; and

•	new restrictions on banks’ abilities to charge overdraft services and interchange fees on debit card transactions.

This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. in this Form 10-K. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further below and in “Supervision and Regulation” in Part I, Item 1. in this Form 10-K.
In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Supervision and Regulation - Regulatory Capital and Liquidity Standards” in Part I, Item I. in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital” in Part II, Item 7. in this Form 10-K. MUAH timely filed its annual capital plan under the Federal Reserve’s CCAR Program in January 2015. The CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. In March 2015, MUAH was informed by the Federal Reserve that it did not object to the Company’s capital plan submitted in January 2015. However, various other BHCs have in the past received objections to their CCAR submissions from the Federal Reserve and there can be no assurance that MUAH will not receive such objections with respect to its 2016 or future annual submissions under the CCAR Program. If the Federal Reserve were to object to a future CCAR submission by MUAH, this could have adverse consequences for our business prospects including limiting our ability to grow either organically or otherwise.
The need to maintain more and higher quality capital, as well as greater liquidity, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in the Company taking steps to increase its capital or being limited in its ability to pay dividends or otherwise return capital to its shareholder, or selling or refraining from acquiring assets. In addition, the regulatory liquidity standards could require the Company to increase its holdings of highly liquid short-term investments, thereby reducing the Company’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective. Moreover, although these new requirements are being phased in over time, U.S. federal banking agencies have been taking into account expectations regarding the ability of banks to meet these new requirements, including under stressed conditions, in approving actions that represent uses of capital, such as dividend increases and acquisitions.
The capital rules of the U.S. federal banking agencies and the FBO rules of the Federal Reserve, referred to above, as well as the various other regulations described above, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business or lead us to stop, reduce or modify our offerings of various products. Additionally, in October of 2015, the Federal Reserve proposed rules that would impose a new TLAC requirement on GSIBs, such as MUFG, and their U.S. operations.  Although still subject to final rule-making, the Company, which is expected to be MUFG’s designated IHC, anticipates federal banking regulators will impose internal long-term debt and internal TLAC requirements on IHCs, which would require the Company to issue qualifying debt and equity instruments to its foreign parent organization.  These requirements could potentially adversely impact the Company’s funding costs and liquidity management.
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
In May of 2012, the U.S. Treasury announced its final rule to establish an assessment fee on all institutions with greater than $50 billion in assets to fund the Office of Financial Research. As we have greater than $50 billion in assets, under the final rule we are subject to this fee at the MUFG level. In August 2013, the Federal Reserve issued a final rule to implement Section 318 of the Dodd-Frank Act which imposed a new supervisory assessment on all institutions with greater than $50 billion in assets, which is being assessed at the MUFG level, and is based on an average of the total combined assets of MUFG from U.S. operations, net of U.S. intercompany balances and allowed transactions. Our operating costs over time can be expected to increase due to these assessments.
Several cities in the United States (including New York, Los Angeles, San Diego, San Francisco, San Jose and Seattle) have adopted “responsible banking ordinances” and other cities are considering the adoption of similar ordinances. These ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services. In August of 2015, the United States District Court for the Southern District of New York issued an order which invalidated the New York City ordinance on the ground that it was pre-empted by federal and state banking laws. Whether and to what extent other so-called “responsible banking ordinances” will be challenged and invalidated cannot be predicted at this time.
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
Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve, a BHC is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.
Refer to “Supervision and Regulation” in Part I, Item 1. in this Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
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
We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowance because of changing economic conditions, which we conclude have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this could reduce borrowers’ ability to repay their loans, resulting in our increasing the allowance. Volatility in commodity-related costs could also adversely impact some borrowers’ ability to repay their loans. We might also increase the allowance because of unexpected events. Any increase in our credit allowance would result in a charge to earnings.
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
Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For the past several years, the banking industry operated in an extremely low interest rate environment relative to historical averages, and the Federal Reserve pursued highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) in an effort to facilitate growth in the U.S. economy and a reduction in levels of unemployment. This environment has placed downward pressure on the net interest margins of U.S. banks, including MUB. During 2014, the Federal Reserve began to gradually ease its accommodative monetary policies including discontinuing its asset purchase program in October 2014.
In December 2015, the Federal Reserve announced that, given its perception of improvement in U.S. labor market conditions and a more favorable economic outlook, it had decided to raise the target range for the federal funds rate to 1/4 to 1/2 percent. The Federal Reserve further indicated that it expected the federal funds rate to remain, for some time, below levels that are expected to prevail in the longer run, depending on the evolving economic outlook. The Federal Reserve also indicated that it intended to continue its policy of holding longer-term agency and U.S. Treasury securities at sizeable levels to help maintain accommodative financial conditions. It is unclear when the Federal Reserve will begin to unwind its asset holdings, as well as the pace at which it may do so. However, as the Federal Reserve unwinds its position, it is expected that excess reserves will be drained from the banking system, which will decrease the overall level of deposits in the system. This could lead to a decline in deposits at some institutions and to increased price competition for stable deposits, which could hamper the improvement in net interest margins that banks are anticipating from rising rates. The degree to which the Federal Reserve will continue its accommodative monetary policies and the timing of any easing of those policies will depend upon the Federal Reserve’s judgments regarding labor market conditions and the overall economic outlook, and are therefore subject to continuing uncertainty.
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
In addition, we have benefited from a “flight to quality” by consumers and businesses seeking the relative safety of bank deposits following the financial crisis of 2008. As interest rates rise from historically low levels in recent years, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and if the recovery of the U.S. economy continues, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.
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

Substantial competition could adversely affect us
Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. Other competitors include large financial institutions that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of provisions of the Dodd-Frank Act which permit the establishment of new branches in states other than their home state by national banks, state banks and foreign banks to the same extent as banks located in the other states.
There are an increasing number of non-bank competitors providing financial services
Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. In addition, so-called “marketplace lenders” have been expanding their market share of consumer, mortgage and small business loans. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints. If consumers and small businesses do not use banks for their borrowings or to complete their financial transactions, we could potentially lose interest and fee income, deposits and income generated from those deposits and other financial transactions.
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
The continuing war on terrorism, overseas military conflicts and unrest in other countries could adversely affect U.S. and global economic conditions
Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, including the Middle East, may result in a disruption of U.S. and global economic and financial conditions and increases in energy costs and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets. In addition, continuing global tensions may result in new and enhanced U.S. economic sanctions against other governments or entities which may increase our compliance costs under the regulations of OFAC and other federal or state agencies.

Company Factors

Adverse economic factors affecting certain industries we serve could adversely affect our business
We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors which have impacted the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the recessionary environment and lack of liquidity in the financial markets as the financial crisis ensued in 2008. The home building and mortgage industries in California also were especially adversely impacted by the deterioration in residential real estate markets. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions. Volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. For further discussion, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in this Form 10-K. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. Conditions remain uncertain in various industries and could produce elevated levels of charge-offs.
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
The mortgage industry has been in the midst of unprecedented change triggered by the significant economic downturn which commenced in 2008. Lawmakers and regulators continue to take steps to protect residential mortgage borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. Included in these measures has been litigation by 49 state attorneys general against the largest mortgage servicers in the U.S., enhanced federal regulatory guidance regarding foreclosure practices and other matters and legislation at the state level, including in California. These increased standards and restrictions have impacted the overall mortgage loan servicing industry in general, and may increase the cost of residential mortgage lending, require mortgage loan principal write-downs, and could put downward pressure on property values and have other adverse impacts on our residential lending business.
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
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. The severe drought which California has experienced in recent years, if it continues, may also cause further difficulties for the California economy, particularly in the agricultural sector. In April 2015, California Governor Edmund G. Brown Jr. issued an executive order directing the State Water Resource Control Board to implement mandatory water reductions in cities and towns across California to reduce water usage by 25 percent. The long-run impact of this and other measures in response to the drought on the California economy is uncertain.
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
The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations
Adverse changes to our credit ratings, reputation or creditworthiness could have a negative effect on our operations. A substantial part of our operations are funded independently of BTMU and MUFG, and we believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, if BTMU and MUFG’s credit ratings or financial condition or prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. For additional information, including information on a change in outlook for the ratings of MUFG and BTMU from stable to negative by a rating agency, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in Part II, Item 7. of this Form 10-K.
At this time, we cannot predict actions, if any, which the rating agencies may take regarding the government of Japan, MUFG or BTMU, nor the ultimate effect of these developments on our credit rating.
BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese and U.S. regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action in the U.S. and in Japan against BTMU or MUFG. For example, in June 2013, BTMU entered into a consent agreement with the NY DFS under which it made a civil monetary payment of $250 million to resolve issues relating to certain U.S. dollar payments that were routed through New York from 2002 to 2007. In addition, in November 2014, BTMU entered into a consent agreement with the NY DFS to resolve issues relating to instructions given to PricewaterhouseCoopers LLP and the disclosures made to the NY DFS in connection with BTMU's 2007 and 2008 voluntary investigation of BTMU's U.S. dollar clearing activity toward countries under U.S. economic sanctions. Under the terms of the agreement with the NY DFS, BTMU made a payment of $315 million to the NY DFS, and agreed to take certain additional remedial actions.
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
Since both MUAH and BTMU compete in U.S. banking markets, ownership interests in MUFG’s common stock held by certain of our directors or officers, or services provided by those individuals as a director or officer or other employee of BTMU, could create or appear to create potential conflicts of interest. As a result of the business integration initiative involving the operations in the United States and elsewhere in the Americas of MUAH, MUB, MUFG and BTMU, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. in this Form 10-K, a number of the executive officers of MUAH and MUB became executive officers of BTMU’s U.S. branch operations, which could increase or appear to increase the risks of potential conflicts of interests with MUFG and BTMU. While the corporate governance policies adopted by MUAH, MUB, MUFG and BTMU address such potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.

Restrictions on dividends and other distributions could limit amounts payable to us
As a holding company, a portion of our cash flow typically comes from dividends our bank and non-bank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.
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
Integration of an acquired business can be complex and costly; if we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected
In February 2014, the Boards and management bodies of MUAH and MUB, as well as BTMU and MUFG, approved a business integration initiative described in “Management’s Discussion & Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. in this Form 10-K. This integration initiative became effective July 1, 2014. While not a legal entity combination but an integration of operations and management, there are risks involved with this initiative, including regulatory and execution risks comparable to those of any business combination. As part of this integration initiative, ownership of the U.S. corporate customer list of BTMU was transferred from BTMU’s U.S. business to the Bank, and BTMU and the Bank agreed to certain policies which generally contemplate that new credit and other transactions entered into with BTMU’s U.S. customers will have the opportunity to be booked at the Bank, subject to its independent credit evaluation and other considerations, such as complying with underwriting considerations and lending limits, meeting financial return objectives, and other risk management and regulatory considerations. In addition, on July 1, 2014, approximately 2,300 BTMU U.S. employees became employees of the Bank, and BTMU and the Bank entered into a Master Services Agreement under which the Bank performs and makes available various business, banking, financial and administrative support services and facilities for BTMU in connection with the operation and administration of BTMU’s business in the U.S. (including at the BTMU U.S. branches). In consideration for these services, in accordance with applicable regulatory requirements requiring market-based pricing, BTMU pays to the Bank fee income for the Bank’s provision of certain transaction and support services, including the costs of employee salaries and benefits. These new customer relationships and new lines of business present significant opportunities for the Bank, but, as with any such major initiative, there are various risks and challenges to successfully implementing this initiative, including the possibility of customer reluctance to change their relationships from BTMU to the Bank, challenges in successfully integrating the personnel whose employment has moved from BTMU to the Bank, responses from competitors, generating sufficient business revenues and service fee income to offset increased operating costs at the Bank, regulatory considerations, and other risks and challenges. There can be no assurance that we can successfully manage these risks and challenges, and failure to do so could have a material adverse effect on our financial condition and results of operation.
In December 2014, MUFG filed an implementation plan to establish an IHC required for large FBOs subject to enhanced prudential standards adopted pursuant to the Dodd-Frank Act. The FBO is required to hold its interests in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. For additional discussion, see “Supervision and Regulation” in Part I, Item 1. in this Form 10-K. As a result, most of MUFG’s and BTMU’s U.S. operations, other than its branches in the U.S., must be moved under the IHC by July 1, 2016. In addition, the IHC will be subject to enhanced governance and risk management standards. MUAH is expected to be MUFG's designated IHC. There can be no assurance that we can successfully manage the new risks and challenges associated with the IHC or that the structural and operational changes produced by the IHC requirements will not have a material adverse effect on our financial condition and results of operation.
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

Privacy restrictions could adversely affect our business
Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers within our corporate organization could adversely affect our business, results of operations and financial condition. For additional discussion, see “Supervision and Regulation” in Part I, Item 1. in this Form 10-K.
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
The federal banking regulators have issued guidance which is intended to prohibit incentive compensation arrangements at insured depository institutions that would encourage inappropriate risk taking, are deemed to be excessive, or that may lead to material losses. In addition, the FDIC has proposed rules which would increase deposit premiums for institutions with compensation practices deemed to increase risk to the institution. Over time, this guidance and the proposed rules, if adopted, could have the effect of making it more difficult for banks to attract and retain skilled personnel.
The challenging operating environment and current operational initiatives may strain our available resources
There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, meeting the needs of our customers through the use of technology to provide improved products and services that will satisfy customer demands, and which will meet our competitors’ similar initiatives, including the business integration initiative effective July 1, 2014, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. in this Form 10-K, adoption of the U.S. Basel III and other enhanced capital and liquidity guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.

Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.
Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities
We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers and our employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. In the past several years, federal and state regulators have announced regulatory enforcement actions against a number of large BHCs and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the OFAC of the U.S. Treasury Department. These actions evidence an intensification of U.S. federal and state governments’ expectations for compliance with these regulatory frameworks on the part of banks operating in the U.S., including MUB, and may result in increased compliance costs and increased risks of regulatory sanctions.
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
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate the securities of MUAH and the securities and deposits of MUB. Their ratings of our long-term and short-term debt obligations and of our deposits are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, changes to credit rating methodologies and the ongoing assessment of our current and expected satisfaction of various rating criteria, no assurance can be given that we will maintain our current ratings. If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income. For additional information, including information on a change in outlook on our ratings from stable to negative by one rating agency, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in Part II, Item 7. of this Form 10-K.
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
Adverse changes in the credit ratings, operations or prospects of our parent companies, BTMU and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion above under the caption “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations.”
We are subject to operational risks, including cyber-security risks
We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cyber-security risks or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Items 7. and 7A. in this Form 10-K. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; legal and compliance risk; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code, and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our operations or our customers’ operations; interception, misuse or mishandling of personal, confidential or proprietary information and data; or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance, and regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cyber-security risks. We may also be required to expend significant resources to cover costs imposed on us as a result of breaches of bank card information occurring at retail merchants and other businesses.
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
MUB and reportedly other financial institutions have been the target of various denial-of-service or other cyber-attacks (including attempts to inject malicious code and viruses into our computer systems) as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cyber-security in advance of future and more advanced cyber-attacks. These denial-of-service and other attacks have not breached MUB's data security systems, but require substantial resources to defend, and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. While we have a variety of cyber-security measures in place, the consequences to our business of such attacks cannot be predicted with any certainty.
In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as at other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyber-attacks and similar tactics are not directed specifically at MUB or our third-party service providers, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including MUB.
In March 2015, the Federal bank regulators issued two related statements regarding cyber-security. One statement indicates financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Although these regulatory statements state they do not contain any new regulatory expectations, we are continuing to evaluate them as they do indicate that the regulators regard cyber-security to be a matter of great importance for U.S. financial institutions. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties.
In July 2015, the Federal bank regulators announced the issuance of a cyber-security assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cyber-security risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cyber-security risk. The second part of the assessment tool is cyber-security maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions’ cyber-security preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism.  Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management conducted an initial cyber-security assessment leveraging this tool, and is currently evaluating the output.
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
Negative public opinion could damage our reputation and adversely impact our business and revenues
As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, social media, cyber-security breaches, or from actions taken by regulators and community organizations in response to those activities. We fund our operations, in substantial part, independently of BTMU and MUFG and believe our business is not necessarily closely related to the global business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns regarding, or supervisory or other governmental actions in the U.S. or Japan against us or MUB, or BTMU or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims and litigation and regulatory actions and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses. If we are not successful in managing the risks and challenges to implementing the business integration initiative effective July 1, 2014, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” in Part II, Item 7. in this Form 10-K; there could be negative reactions on the part of our customer base.
Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk (including technology and model risk), legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk, and strategic risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event. Implementation of the business integration initiative effective July 1, 2014, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” and "Risk Management" in Part II, Item 7. in this Form 10-K, could increase our risk management challenges in light of the new customer relationships and lines of business, among other reasons.
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
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, valuation of financial instruments, other-than-temporary impairment, hedge accounting, pension obligations, goodwill impairment analysis, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses or sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any of these could adversely affect our business, results of operations, and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
MUAH's headquarters is located at 1251 Avenue of the Americas, in New York, New York. The Company leases approximately 362,000 square feet of space at this location. The Company also owns or leases significant administrative or operational facilities in the San Francisco, Los Angeles and New York areas, with total square footage of approximately 2.3 million square feet. In total, the Company owns or leases approximately 13.2 million square feet of space across all of its locations, which includes its branch network. For additional information regarding leases and rental payments, see Note 4 to our Consolidated Financial Statements included in this Form 10-K.
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
ITEM 6.   SELECTED FINANCIAL DATA
Item 6. to this Form 10-K begins on page 42 of this report.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. to this Form 10-K begins on page 45 of this report.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A. to this Form 10-K begins on page 72 of this report.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. to this Form 10-K begins on page 89 of this report.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.    Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2015. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC's rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting regarding the effectiveness of internal controls over financial reporting is presented on page 171. The Report of Independent Registered Public Accounting Firm is presented on page 173. During the quarter ended December 31, 2015, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The following is a description of the fees billed to MUAH by Deloitte & Touche LLP for 2015 and 2014. All fees were approved by our Audit & Finance Committee.

(Dollars in thousands)	2015	2014
Audit Fees(1)	$7,884	$9,483
Audit-Related Fees(2)	1,231	1,127
Tax Fees(3)	1,342	928
All Other Fees(4)	5	9
Total	$10,462	$11,547

(1)
Audit fees relate to services rendered in connection with the annual audit of MUAH's consolidated financial statements, quarterly reviews of financial statements included in MUAH's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of MUAH's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. For 2015 no costs for new acquisitions were incurred. In 2014, additional costs for new acquisitions were incurred.

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of MUAH's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors' reports and audits of employee benefit plans.

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2015 and 2014 were $268 thousand and $350 thousand, respectively. For 2015 and 2014, fees related to tax advice and planning were $1,074 thousand and $578 thousand, respectively. For 2015 and 2014, this included tax advisory services on various State of California matters.

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

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm are set forth beginning on page 89 of this Form 10-K.
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

MUFG Americas Holdings Corporation and Subsidiaries

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions)	2015	2014(1)	2013(1)	2012(1)	2011(1)
Results of operations:
Net interest income	$2,815	$2,862	$2,716	$2,602	$2,441
Noninterest income	1,530	1,123	876	818	827
Total revenue	4,345	3,985	3,592	3,420	3,268
Noninterest expense	3,438	2,823	2,713	2,530	2,390
Pre-tax, pre-provision income(2)	907	1,162	879	890	878
(Reversal of) provision for credit losses	228	6	(29)	8	(231)
Income before income taxes and including noncontrolling interests	679	1,156	908	882	1,109
Income tax expense	151	359	279	260	358
Net income including noncontrolling interests	528	797	629	622	751
Deduct: Net loss from noncontrolling interests	45	19	18	19	15
Net income attributable to MUAH	$573	$816	$647	$641	$766
Balance sheet (period average):
Total assets	$113,859	$109,186	$100,355	$89,716	$82,435
Total securities	23,403	22,559	22,552	23,216	21,001
Total loans held for investment	77,016	72,406	64,638	55,407	49,939
Earning assets	103,194	98,482	90,797	80,761	73,610
Total deposits	83,186	81,988	76,714	65,743	60,066
MUAH stockholder's equity	15,369	14,808	12,499	12,075	10,726
Performance ratios:
Return on average assets(3)	0.50%	0.75%	0.64%	0.71%	0.93%
Return on average MUAH stockholder's equity(3)	3.73	5.51	5.17	5.31	7.14
Efficiency ratio(4)	79.15	70.84	75.52	73.98	73.13
Adjusted efficiency ratio(5)	70.92	64.63	67.85	68.45	66.83
Net interest margin(3)(6)	2.75	2.93	3.01	3.24	3.33
Net loans charged off to average total loans held for investment (3)	0.04	0.02	0.05	0.24	0.47

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

	As of December 31,
	2015	2014(1)	2013(1)	2012(1)	2011(1)
Balance sheet (end of period):
Total assets	$116,206	$113,623	$105,849	$96,980	$89,649
Total securities	24,502	22,015	22,326	22,455	24,106
Total loans held for investment	77,599	76,804	68,312	60,034	53,540
Nonperforming assets	573	411	499	616	782
Core deposits(7)	76,094	76,666	69,155	63,769	52,840
Total deposits	84,340	86,004	80,101	74,304	64,468
Long-term debt	12,349	6,972	6,547	5,622	6,684
MUAH stockholder's equity	15,479	14,922	14,161	12,427	11,486
Credit ratios:
Allowance for loan losses to total loans held for investment(8)	0.93%	0.70%	0.83%	1.09%	1.43%
Allowance for loan losses to nonaccrual loans(8)	130.53	143.35	128.42	129.47	119.58
Allowance for credit losses to total loans held for investment(9)	1.14	0.90	1.02	1.28	1.68
Allowance for credit losses to nonaccrual loans(9)	160.42	183.80	158.30	152.67	140.46
Nonperforming assets to total loans held for investment and OREO	0.74	0.53	0.74	1.02	1.46
Nonperforming assets to total assets	0.49	0.36	0.47	0.64	0.87
Nonaccrual loans to total loans held for investment	0.71	0.49	0.65	0.84	1.19
Capital ratios:
Regulatory:
Common Equity Tier 1 risk-based capital ratio(10)	13.63%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital ratio(10)	13.64	12.79%	12.41%	11.91%	13.82%
Total risk-based capital ratio(10)	15.56	14.74	14.61	13.34	15.98
Tier 1 leverage ratio(10)	11.40	11.25	11.27	11.18	11.44
Other:
Tangible common equity ratio(11)	10.73	10.49	10.50	9.85	10.12
Tier 1 common capital ratio(10)(12)	n/a	12.74	12.34	11.83	13.82
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized; transitional)(13)	n/a	12.85	n/a	n/a	n/a
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(14)	13.46	12.56	11.78	n/a	n/a

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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

(10)
The capital ratios as of December 31, 2014 and prior periods are calculated under U.S. Basel I rules. The capital ratios displayed as of December 31, 2015 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

(13)
In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules. Common Equity Tier 1 risk-based capital is calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules. Management reviews this ratio, which excludes accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses. Refer to Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-K for further information.

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
The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2015, 2014 and 2013 should be read together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of their consolidated subsidiaries, or to all of them together.
Introduction
We are a financial holding company and bank holding company whose principal subsidiary is MUB or the Bank. We are a wholly-owned subsidiary of BTMU, which is a wholly-owned subsidiary of MUFG. During the fourth quarter of 2015, the management of MUFG Americas announced a realignment of its business model in the Americas, which includes MUAH. The realignment combined the customer base of the Commercial Banking operating segment, including its products and services, into the activities performed within various other segments. As part of this realignment, a Regional Bank operating segment was created, providing a coordinated local delivery model in our western footprint encompassing retail and wealth, and middle market commercial and real estate markets. Additionally, all corporate clients with annual revenues over $500 million, including those previously served within the former Commercial Banking segment, were moved into the newly created U.S. Wholesale Banking segment in order to strengthen our position as a strategic advisor with deep industry coverage and product capability. After the realignment, the Company has four reportable segments: Regional Bank, U.S. Wholesale Banking, Investment Banking & Markets and Transaction Banking.
We service U.S. Wholesale Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $116.2 billion at December 31, 2015.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast. U.S. Wholesale Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.
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

Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2015 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In 2015, revenue was comprised of 65% net interest income and 35% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights

Net income attributable to MUAH decreased $243 million in 2015 compared with 2014, mostly driven by an increase in the provision for credit losses, and increases in salaries and employee benefits expense and professional and outside services expense. The 2015 provision for credit losses of $228 million was due largely to an increase in the allowance for credit losses for loans in the oil and gas sector. Salaries and benefits expense and professional and outside services expense increased as a result of regulatory compliance and other business initiatives. A decrease in the effective tax rate in 2015 to 22% partially offset these expense increases.

The increase in the allowance for credit losses for the oil and gas sector resulted from the continuing decline in oil and gas prices, which has resulted in negative credit migration in our petroleum exploration and production portfolio. Oil and gas loans outstanding are less than 5% of total loans held for investment. Petroleum exploration and production loans comprised 78% of our oil and gas loans, of which 82% were collateralized with oil and gas reserves at December 31, 2015. Due to the current weakness in oil and gas prices, we expect to see further declines in the credit quality of our oil and gas portfolio. See "Concentration of Risk" within the "Risk Management" section of this Management's Discussion and Analysis for additional information about our oil and gas loan exposures.

Aside from the oil and gas sector, credit quality continued to be stable during 2015. Net charge-offs during 2015 were 0.04% of average loans held for investment, compared with 0.02% in 2014. Total nonaccrual loans were $552 million at December 31, 2015, of which $175 million were oil and gas loans. Nonaccrual loans were $375 million at December 31, 2014, none of which were within our oil and gas portfolio.

Average loan balances increased $4.6 billion in 2015, mainly due to an increase in commercial and industrial loans. However, due to a decrease in income on our PCI portfolio and declining loan yields, net interest income declined $47 million in 2015 and the net interest margin declined 18 basis points to 2.75%. Excluding income on our PCI portfolio, the net interest margin was 2.62% in 2015, 2.67% in 2014 and 2.67% in 2013.

Capital Ratios
The Company's capital ratios continued to exceed the regulatory thresholds for "well-capitalized" BHCs. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.63%, 13.64% and 15.56%, respectively, at December 31, 2015.
Formation of the U.S. Intermediate Holding Company
To comply with the final rules regarding enhanced prudential standards for large FBOs operating in the U.S., effective July 1, 2016, MUAH is expected to become the designated intermediate holding company through which the ownership of MUFG's U.S. subsidiaries will be held. These subsidiaries include Mitsubishi UFJ Securities (USA), a broker-dealer, and various other non-bank subsidiaries. MUFG, BTMU and the Company are in the process of making the appropriate structural, operational and financial changes to comply with these rules.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2015			December 31, 2014			December 31, 2013
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans held for investment(2)
Commercial and industrial	$28,624	$955	3.34%	$25,321	$848	3.35%	$22,294	$750	3.36%
Commercial mortgage	13,876	462	3.33	13,560	482	3.56	11,928	453	3.80
Construction	2,054	62	3.01	1,256	40	3.20	787	29	3.74
Lease financing	762	41	5.38	827	47	5.71	1,018	36	3.57
Residential mortgage	28,138	957	3.40	27,449	988	3.60	23,903	898	3.76
Home equity and other consumer loans	3,122	137	4.38	3,181	129	4.08	3,447	135	3.92
Loans, before purchased credit-impaired loans	76,576	2,614	3.41	71,594	2,534	3.54	63,377	2,301	3.63
Purchased credit-impaired loans	440	151	34.46	812	273	33.54	1,261	341	27.03
Total loans held for investment	77,016	2,765	3.59	72,406	2,807	3.88	64,638	2,642	4.09
Securities	23,403	482	2.06	22,559	470	2.09	22,552	483	2.14
Interest bearing deposits in banks	2,365	6	0.26	2,898	8	0.25	3,067	8	0.25
Federal funds sold and securities purchased under resale agreements	78	—	(0.18)	122	—	0.06	133	—	0.15
Trading account assets	180	1	0.67	205	3	1.54	163	3	1.62
Other earning assets	152	7	4.17	292	3	0.87	244	2	0.91
Total earning assets	103,194	3,261	3.16	98,482	3,291	3.34	90,797	3,138	3.46
Allowance for loan losses	(542)			(559)			(636)
Cash and due from banks	1,661			1,566			1,405
Premises and equipment, net	612			632			695
Other assets(3)	8,934			9,065			8,094
Total assets	$113,859			$109,186			$100,355
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,341	$114	0.30	$38,517	$137	0.36	$33,904	$114	0.34
Savings	5,624	3	0.06	5,573	5	0.09	5,682	7	0.13
Time	8,305	83	1.00	10,211	96	0.94	12,115	127	1.04
Total interest bearing deposits	52,270	200	0.38	54,301	238	0.44	51,701	248	0.48
Commercial paper and other short-term borrowings(4)	2,932	7	0.22	2,809	5	0.19	2,751	5	0.20
Long-term debt	9,572	214	2.23	6,863	165	2.40	5,998	154	2.56
Total borrowed funds	12,504	221	1.76	9,672	170	1.76	8,749	159	1.82
Total interest bearing liabilities	64,774	421	0.65	63,973	408	0.64	60,450	407	0.67
Noninterest bearing deposits	30,916			27,687			25,013
Other liabilities(5)	2,590			2,472			2,128
Total liabilities	98,280			94,132			87,591
Equity
MUAH Stockholder's equity	15,369			14,808			12,499
Noncontrolling interests	210			246			265
Total equity	15,579			15,054			12,764
Total liabilities and equity	$113,859			$109,186			$100,355
Net interest income/spread (taxable-equivalent basis)		2,840	2.51%		2,883	2.70%		2,731	2.79%
Impact of noninterest bearing deposits			0.21			0.19			0.19
Impact of other noninterest bearing sources			0.03			0.04			0.03
Net interest margin			2.75			2.93			3.01
Less: taxable-equivalent adjustment		25			21			15
Net interest income		$2,815			$2,862			$2,716

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)
Average balances on loans outstanding include all nonperforming loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3)	Includes noninterest bearing trading account assets.

(4)	Includes interest bearing trading liabilities.

(5)	Includes noninterest bearing trading account liabilities.

The decrease in net interest income in 2015 compared with 2014 was primarily due to a decrease in interest income on our PCI portfolio resulting from the diminishing size of the PCI portfolio and the effects of early payoffs on certain commercial mortgage loans in 2014 that resulted from improving industry conditions. The net interest margin declined to 2.75% in 2015 from 2.93% in 2014 due to the decline in PCI interest income and the continued repricing of loans in the current low interest rate environment. The PCI loan portfolio contributed 13 basis points, 26 basis points and 34 basis points to the net interest margin in 2015, 2014 and 2013, respectively. Excluding the PCI loan portfolio, average loans held for investment increased $5.0 billion, primarily due to growth in the commercial and industrial portfolio. An increase during 2015 in the average notional amount of received fixed interest rate swaps used to hedge floating rate commercial loans partially offset the impact of declining yields. Continuation of the current low interest rate environment, and the diminishing size of our PCI portfolio, will likely place pressure on our net interest margin in 2016.
Analysis of Changes in Net Interest Income
The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2015, 2014 and 2013. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees of $38 million, $63 million and $54 million for the years ended 2015, 2014 and 2013, respectively, are included in this table.

	For the Years Ended December 31,
	2015 versus 2014			2014 versus 2013
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income (1)
Loans held for investment:
Commercial and industrial	$110	$(3)	$107	$101	$(3)	$98
Commercial mortgage	11	(31)	(20)	59	(30)	29
Construction	24	(2)	22	15	(4)	11
Lease financing	(4)	(2)	(6)	(8)	19	11
Residential mortgage	24	(55)	(31)	129	(39)	90
Home equity and other consumer loans	(2)	10	8	(11)	5	(6)
Loans, before purchased credit-impaired loans			80			233
Purchased credit-impaired loans	(128)	6	(122)	(139)	71	(68)
Total loans held for investment			(42)			165
Securities	17	(5)	12	—	(13)	(13)
Interest bearing deposits in banks	(2)	—	(2)	—	—	—
Trading account assets	—	(2)	(2)	1	(1)	—
Other earning assets	(2)	6	4	—	1	1
Total earning assets			(30)			153
Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	(1)	(22)	(23)	16	7	23
Savings	—	(2)	(2)	—	(2)	(2)
Time	(19)	6	(13)	(19)	(12)	(31)
Total interest bearing deposits			(38)			(10)
Commercial paper and other short-term borrowings	—	2	2	—	—	—
Long-term debt	61	(12)	49	21	(10)	11
Total borrowed funds			51			11
Total interest bearing liabilities			13			1
Changes in net interest income			$(43)			$152

(1)	Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the years ended December 31, 2015, 2014 and 2013.
Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2015 versus 2014		2014 versus 2013
(Dollars in millions)	2015	2014	2013	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$196	$203	$209	$(7)	(3)%	$(6)	(3)%
Trust and investment management fees	109	104	135	5	5	(31)	(23)
Trading account activities	55	71	61	(16)	(23)	10	16
Securities gains, net	20	18	178	2	11	(160)	(90)
Credit facility fees	115	122	111	(7)	(6)	11	10
Merchant banking fees	79	124	93	(45)	(36)	31	33
Brokerage commissions and fees	54	53	46	1	2	7	15
Card processing fees, net	33	34	34	(1)	(3)	—	—
Fees from affiliates	747	319	—	428	134	319	nm
Other investment income	10	37	33	(27)	(73)	4	12
Other, net	112	38	(24)	74	195	62	258
Total noninterest income	$1,530	$1,123	$876	$407	36%	$247	28%

nm     not meaningful

Noninterest income in 2015 increased $407 million, or 36%, compared with 2014, primarily due to a full year of fee income from the business integration initiative, and increased Other, net due to lower FDIC indemnification asset amortization expense and higher operating lease income during 2015 compared with 2014. These increases were partially offset by decreases in merchant banking fees and other investment income. Merchant banking fees decreased in 2015 compared with 2014 primarily due to lower syndication fees. Other investment income decreased in 2015 compared with 2014 due primarily to losses on equity investments.

During the years ended December 31, 2015, 2014 and 2013, the Company recorded the following income and expenses related to the support services provided as part of the business integration initiative:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Fees from affiliates - support services	$546	$206	$—
Staff costs associated with fees from affiliates - support services	$507	$193	$—

The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services, with associated costs included within noninterest expense. Fees from affiliates and related costs in 2015 reflect four quarters of income and costs from our business integration initiative whereas 2014 reflects only two quarters of such income and costs.

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2015 versus 2014		2014 versus 2013
(Dollars in millions)	2015	2014 (1)	2013 (1)	Amount	Percent	Amount	Percent
Salaries and other compensation	$1,864	$1,497	$1,267	$367	25%	$230	18%
Employee benefits	384	288	364	96	33	(76)	(21)
Salaries and employee benefits	2,248	1,785	1,631	463	26	154	9
Net occupancy and equipment	317	296	306	21	7	(10)	(3)
Professional and outside services	301	256	250	45	18	6	2
Intangible asset amortization	40	52	65	(12)	(23)	(13)	(20)
Regulatory assessments	51	57	74	(6)	(11)	(17)	(23)
Software	119	94	83	25	27	11	13
LIHC investment amortization	15	13	12	2	15	1	8
Advertising and public relations	38	39	61	(1)	(3)	(22)	(36)
Communications	39	40	45	(1)	(3)	(5)	(11)
Data processing	31	32	36	(1)	(3)	(4)	(11)
Other	239	159	150	80	50	9	6
Total noninterest expense	$3,438	$2,823	$2,713	$615	22%	$110	4%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Noninterest expense increased in 2015 largely due to increases in salaries and employee benefits due to the business integration initiative, which was effective July 1, 2014, increases in costs associated with regulatory compliance and other business initiatives, and severance and other benefits associated with the realignment of the Company's business model. Professional and outside services increased during 2015 due in part to expenses associated with various regulatory compliance initiatives. The increase in software expense reflected implementation of various technology initiatives. Other noninterest expense includes a contract termination charge recorded in the second quarter of 2015.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Net productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the years ended December 31, 2015, 2014 and 2013.

	For the Years Ended December 31,
(Dollars in millions)	2015	2014 (1)	2013 (1)
Noninterest Expense	$3,438	$2,823	$2,713
Less: Staff costs associated with fees from affiliates - support services	507	193	—
Less: Foreclosed asset expense and other credit costs	(4)	(2)	(4)
Less: Productivity initiative costs	74	13	51
Less: LIHC investment amortization expense	15	13	12
Less: Expenses of the LIHC consolidated VIEs	46	32	29
Less: Merger and business integration costs	29	84	134
Less: Net adjustments related to privatization transaction	30	41	55
Less: Intangible asset amortization	12	12	13
Less: Contract termination fee	23	—	—
Noninterest expense, as adjusted (a)	$2,706	$2,437	$2,423
Total Revenue	$4,345	$3,985	$3,592
Add: Net interest income taxable-equivalent adjustment	25	21	15
Less: Fees from affiliates - support services	546	206	—
Less: Productivity initiative gains	—	(1)	17
Less: Accretion related to privatization-related fair value adjustments	8	18	24
Less: Other credit costs	—	11	(5)
Total revenue, as adjusted (b)	$3,816	$3,772	$3,571
Adjusted efficiency ratio (a)/(b)	70.92%	64.63%	67.85%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2015	2014 (1)	2013 (1)
Income before income taxes and including noncontrolling interests	$679	$1,156	$908
Income tax expense	151	359	279
Effective tax rate	22%	31%	31%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Income tax expense and the effective tax rate include both federal and state income taxes. In 2015, income tax expense was $151 million with an effective tax rate of 22%, compared with an expense of $359 million and a rate of 31% in 2014. The lower 2015 income tax expense was primarily driven by a decrease in pre-tax earnings, as well as an increase in federal income tax credits in 2015 as compared to 2014.
For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

Comparison of 2014 to 2013
Net income for 2014 was $816 million, compared with $647 million in 2013. The increase of $169 million was due to an increase in pre-tax, pre-provision income. Pre-tax, pre-provision income totaled $1,162 million in 2014, compared with $879 million in 2013, primarily reflecting net interest income growth and increased fee income from affiliates resulting from the business integration initiative.
Net interest income increased $146 million, or 5%, compared with 2013, primarily due to loan growth, which was partially offset by an 8 basis point decline in the net interest margin. Noninterest income increased $247 million, or 28%, compared with 2013, primarily due to fee income from affiliates resulting from the business integration initiative, partially offset by a decrease in gains on sales of securities. Noninterest expense increased $110 million, or 4%, compared with 2013, primarily due to increased salaries and employee benefit costs from the business integration initiative.

For the year ended December 31, 2014, the Company recorded $319 million in fee income from the business integration initiative, including $206 million related to support services provided by the Company to BTMU. Noninterest expense related to the support services was $193 million for the year ended December 31, 2014, primarily comprised of salaries and employee benefits. The remaining fee income was recognized through revenue sharing agreements with BTMU, with associated costs included within noninterest expense. For additional information, see “Noninterest Income and Noninterest Expense” in this Form 10-K.

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of U.S. Treasury securities, RMBS, Cash Flow CLOs, CMBS and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of RMBS, CMBS, U.S. Treasury securities and government-sponsored agency securities.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements included in this Form 10-K.

Analysis of Securities
The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2015. Equity securities do not have a stated maturity and are included in the total column only. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
Securities Available for Sale

	December 31, 2015
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Asset Liability Management securities:
U.S. Treasury	$—	—%	$—	—%	$596	2.01%	$—	—%	$596	2.01%
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	—	19	2.08	393	1.94	6,886	2.23	7,298	2.22
Privately issued	—	—	3	3.53	—	—	147	3.54	150	3.54
Privately issued - commercial mortgage-backed securities	—	—	1	1.22	37	2.82	1,528	3.31	1,566	3.30
Collateralized loan obligations	—	—	16	1.19	1,827	1.79	1,423	1.84	3,266	1.81
Other	—	—	2	3.35	5	7.34	—	—	7	6.32
Total Asset Liability Management securities	—		41	1.89	2,858	1.88	9,984	2.36	12,883	2.25
Other debt securities:
Direct bank purchase bonds	72	1.52	356	1.21	657	2.38	464	3.16	1,549	2.31
Other	—	—	1	6.21	—	—	31	4.85	32	4.91
Equity securities	—	—	—	—	—	—	—	—	6	—
Total securities available for sale	$72	1.52%	$398	1.30%	$3,515	1.97%	$10,479	2.40%	$14,470	2.26%

Securities Held to Maturity

	December 31, 2015
	Maturities
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$489	1.71%	$—	—%	$—	—%	$489	1.71%
U.S. government-sponsored agencies	—	—	220	2.04	—	—	220	2.04
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	98	3.25	7,733	2.42	7,831	2.43
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	50	1.65	851	2.19	839	2.05	1,740	2.11
Total securities held to maturity	$539	1.71%	$1,169	2.25%	$8,572	2.38%	$10,280	2.33%
Our securities portfolio at December 31, 2015 included ALM securities with a fair value of $22.9 billion. These securities have an expected weighted average life of 4.17 years at December 31, 2015.

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type.

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Loans held for investment:
Commercial and industrial	$29,730	$27,623	$23,528	$20,827	$19,226
Commercial mortgage	13,904	14,016	13,092	9,939	8,175
Construction	2,297	1,746	905	627	870
Lease financing	737	800	854	1,104	965
Total commercial portfolio	46,668	44,185	38,379	32,497	29,236
Residential mortgage	27,344	28,977	25,547	22,705	19,625
Home equity and other consumer loans	3,251	3,117	3,280	3,647	3,730
Total consumer portfolio	30,595	32,094	28,827	26,352	23,355
Total loans held for investment, before purchased credit-impaired loans	77,263	76,279	67,206	58,849	52,591
Purchased credit-impaired loans	336	525	1,106	1,185	949
Total loans held for investment	$77,599	$76,804	$68,312	$60,034	$53,540

The commercial and industrial portfolio increased as of December 31, 2015 compared with December 31, 2014 due to organic loan growth. The residential mortgage portfolio decreased primarily as a result of a $0.8 billion loan balance transfer to loans held for sale during the second half of 2015 while the remaining declines were due to pay-offs and paydowns.

Loan Maturities
The following table presents our loans held for investment by contractual maturity.

	December 31, 2015
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment:
Commercial and industrial	$5,602	$20,662	$3,466	$29,730
Commercial mortgage	863	5,659	7,382	13,904
Construction	835	1,392	70	2,297
Lease financing	1	139	597	737
Total commercial portfolio	7,301	27,852	11,515	46,668
Residential mortgage	—	89	27,255	27,344
Home equity and other consumer loans	117	593	2,541	3,251
Total consumer portfolio	117	682	29,796	30,595
Total loans held for investment, before purchased credit-impaired loans	7,418	28,534	41,311	77,263
Purchased credit-impaired loans	60	111	165	336
Total loans held for investment	$7,478	$28,645	$41,476	$77,599
Total fixed rate loans held for investment due after one year				$11,798
Total variable rate loans held for investment due after one year				58,323
Total loans held for investment due after one year				$70,121

Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.2 billion and $1.5 billion as of December 31, 2015 and 2014, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised of balances with banks, trading account assets, securities available for sale, securities purchased under resale agreements, loans, accrued interest receivable, acceptances outstanding and investments with foreign entities.
Deposits
The table below presents our deposits as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$4,514	$6,622	$(2,108)	(32)%
Money market	33,896	33,899	(3)	—
Total interest bearing transaction and money market accounts	38,410	40,521	(2,111)	(5)
Savings	5,687	5,495	192	3
Time	7,780	9,454	(1,674)	(18)
Total interest bearing deposits	51,877	55,470	(3,593)	(6)
Noninterest bearing deposits	32,463	30,534	1,929	6
Total deposits	$84,340	$86,004	$(1,664)	(2)%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,976	$2,802	$174	6%
Time	2,512	2,852	(340)	(12)
Total brokered deposits	$5,488	$5,654	$(166)	(3)%
Core Deposits:
Total deposits	$84,340	$86,004	$(1,664)	(2)%
Less: total brokered deposits	5,488	5,654	(166)	(3)
Less: total foreign deposits and nonbrokered domestic time deposits of over $250,000	2,758	3,684	(926)	(25)
Total core deposits	$76,094	$76,666	$(572)	(1)%
Total deposits and core deposits were down $1.7 billion and $0.6 billion, respectively, from December 31, 2014, substantially due to certain large escrow deposits partially offset by overall deposit growth within the Regional Bank segment. Core deposits as a percentage of total deposits were 90% and 89% at December 31, 2015 and 2014, respectively.
The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2015
Three months or less	$1,768
Over three months through six months	863
Over six months through twelve months	863
Over twelve months	477
Total domestic time deposits of $100,000 and over	$3,971
We offer CDs and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits are held by customers, both public and private, who have conducted business with us for an extended period. Non-U.S. time deposits were $0.3 billion and $0.6 billion at December 31, 2015 and 2014, respectively. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.

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
Regulatory Capital
Both MUAH and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of December 31, 2015, management believes the capital ratios of MUAH and MUB met all regulatory requirements of "well-capitalized" institutions.
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
MUAH and MUB are required to maintain minimum capital ratios in accordance with rules issued by the U.S. federal banking agencies. In July 2013, the U.S. federal banking agencies issued final rules to implement the BCBS capital guidelines for U.S. banking organizations (U.S. Basel III). These rules supersede the U.S. federal banking agencies’ general risk-based capital rules (commonly known as “Basel I”), advanced approaches rules (commonly known as “Basel II”) that are applicable to certain large banking organizations, and leverage rules, and are subject to certain transition provisions. Among other requirements, the U.S. Basel III rules revise the definition of capital; increase minimum capital ratios; introduce a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in financial institution systemic risk; mandate a Tier 1 leverage ratio of 4%; introduce, for large and internationally active BHCs, a Tier 1 SLR that is currently set at 3% and which incorporates off-balance sheet exposures; revise Basel I rules for calculating risk-weighted assets under a standardized approach; modify the existing Basel II advanced approaches rules for calculating risk-weighted assets under U.S. Basel III; and eliminate, for advanced approaches institutions, over a four-year phase-in period beginning on January 1, 2014, the AOCI or loss exclusion that had applied under Basel I and Basel II rules.
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
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of December 31, 2015 and the U.S. Basel I rules as of December 31, 2014.
MUFG Americas Holdings Corporation

	U.S. Basel III	U.S. Basel I
(Dollars in millions)	December 31, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,920	n/a
Tier 1 capital	12,923	$12,367
Tier 2 capital	1,824	1,879
Total risk-based capital	$14,747	$14,246
Risk-weighted assets	$94,775	$96,663
Average total assets for leverage capital purposes	$113,364	$109,910

	U.S. Basel III		U.S. Basel I		Minimum Regulatory Requirement
(Dollars in millions)	December 31, 2015		December 31, 2014		December 31, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,920	13.63%	n/a	n/a	≥	$4,265	4.5%
Tier 1 capital (to risk-weighted assets)	12,923	13.64	$12,367	12.79%	≥	5,687	6.0
Total capital (to risk-weighted assets)	14,747	15.56	14,246	14.74	≥	7,582	8.0
Tier 1 leverage(1)	12,923	11.40	12,367	11.25	≥	4,535	4.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).
n/a    not applicable.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of December 31, 2015 and December 31, 2014.

MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	December 31, 2015	December 31, 2014
Capital Components
Common Equity Tier 1 capital	$12,384	$12,087
Tier 1 capital	12,384	$12,088
Tier 2 capital	1,619	1,568
Total risk-based capital	$14,003	$13,656
Risk-weighted assets	$93,930	$92,367
Average total assets for leverage capital purposes	$112,243	$109,032

	U.S. Basel III				Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	December 31, 2015		December 31, 2014		December 31, 2015
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,384	13.18%	$12,087	13.09%	≥	$4,227	4.5%	≥	$6,105	6.5%
Tier 1 capital (to risk-weighted assets)	12,384	13.18	12,088	13.09	≥	5,636	6.0	≥	7,514	8.0
Total capital (to risk-weighted assets)	14,003	14.91	13,656	14.78	≥	7,514	8.0	≥	9,393	10.0
Tier 1 leverage(1)	12,384	11.03	12,088	11.09	≥	4,490	4.0	≥	5,612	5.0

(1)Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).
In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio and the Tier 1 common capital ratio when evaluating capital utilization and adequacy. These capital ratios are reviewed by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. These ratios are not codified within GAAP or federal banking regulations in effect at December 31, 2015. Therefore, they are considered non-GAAP financial measures. Our tangible common equity ratio calculation methods may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014 (1)
(Dollars in millions)
Total MUAH stockholder's equity	$15,479	$14,922
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(190)	(233)
Deferred tax liabilities related to goodwill and intangible assets	39	99
Tangible common equity (a)	$12,103	$11,563
Total assets	$116,206	$113,623
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(190)	(233)
Deferred tax liabilities related to goodwill and intangible assets	39	99
Tangible assets (b)	$112,830	$110,264
Tangible common equity ratio (a)/(b)	10.73%	10.49%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

The following table summarizes the calculation of the Company's Tier 1 common capital ratio as of December 31, 2014:

(Dollars in millions)	December 31, 2014
Tier 1 capital under Basel I	$12,367
Junior subordinated debt payable to trusts	(51)
Tier 1 common equity (a)	12,316
Risk-weighted assets under Basel I (b)	$96,663
Tier 1 common capital ratio (a)/(b)	12.74%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2015 and December 31, 2014 was estimated to be 13.46% and 12.56%, respectively. The Company's transitional Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2014 was estimated to be 12.85%. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both December 31, 2015 and December 31, 2014.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2015:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
December 31, 2015
(Dollars in millions)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	12,920
Other	(61)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$12,859

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$94,775
Adjustments	756
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$95,531
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	13.46%

(1)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and federal banking agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the period in which the ratio is disclosed.  Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants.

The following table summarizes the calculation of the Company's transitional and fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2014:

December 31, 2014
(Dollars in millions)	(Estimated)
Tier 1 capital under U.S. Basel I regulatory requirements	$12,367
Junior subordinated debt payable to trusts	(51)
U.S. Basel I Tier 1 common capital	12,316
Other	134
Common Equity tier 1 capital under U.S. Basel III (transitional) (a)	12,450
Other	(117)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$12,333

Risk-weighted assets, determined in accordance with U.S. Basel I regulatory requirements	$96,663
Adjustments	205
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional) (c)	96,868
Adjustments	1,301
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (d)	$98,169

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized; transitional)(1) (a)/(c)	12.85%
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(2) (b)/(d)	12.56%

(1)
In December 2014, the Federal Reserve Board approved the Company's request to opt-out of the advanced approaches methodology under U.S. Basel III regulatory capital rules for the holding company only. Common Equity Tier 1 risk-based capital is calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' revised capital framework for implementing the final U.S. Basel III regulatory capital rules. Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital, as part of its financial analyses and has included this non-GAAP information because of current interest in such information by market participants.

(2)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and federal banking agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the period in which the ratio is disclosed.  Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants.

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards" in Part I, Item 1. of this Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committee, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. A summary of the Company’s risk management structure and framework is set forth below.
Risk Management Structure
Board Committees
Risk Committee
The Risk Committee of the Board of Directors is broadly responsible for oversight of (1) risk management, (2) compliance with legal and regulatory requirements, and (3) the credit, operational and other material risks to which the Company may be exposed. The Risk Committee is responsible for risk management oversight in the key areas outlined below, but also has the authority to direct actions, including corrective and remedial actions, be taken through the ARM.
The Risk Committee generally oversees the Company’s risk management and the enterprise level risk appetite frameworks and establishes guidelines for reporting and escalating risk issues.
The Risk Committee provides oversight of management’s control over the following risk categories: credit, market, operational (including legal, modeling and technology), compliance, reputation and fiduciary risks. The Risk Committee also reviews and assesses risks from the viewpoint of protecting the overall safety and soundness of the Company.
Human Capital Committee

The Human Capital Committee oversees the Company’s compensation and risk review processes in line with competitive market practice and regulatory guidance associated with responsible risk management practices. The Human Capital Committee reviews the CRO’s risk assessment of the Company’s annual incentive compensation plan to assure that they are consistent with the Company’s stated risk appetite and regulatory guidance.
Audit & Finance Committee
The Audit & Finance Committee of the Board of Directors is responsible for oversight of liquidity and interest rate risk. The Audit & Finance Committee also oversees the IAA and CEA, both of which provide the Audit & Finance Committee with independent assessments of risk.
Management Committees
The ECA provides direction on major corporate policies including strategic, financial, and other risk issues. The ECA has established and delegated authority to the RCC whose responsibilities include managing balance sheets and operations, reviewing capital and risk management policies, and overseeing the risk management framework and all risks on an integrated basis. The RCC oversees areas of risk with and through its sub-committees, including: ALCO; Capital Management Committee; Credit Risk Committee; Market Risk Committee; and Operational Risk Management Committee. We are in the process of reallocating the responsibilities of the RCC regarding capital and liquidity matters to ALCO. The RCC will be renamed the Americas Risk Committee.

Americas Risk Management Group
Appointed by the Board of Directors, the Company's CRO is responsible for managing the ARM function which consists of individuals with specialized knowledge to identify, measure, monitor, control and report on the significant risks faced by MUAH and its subsidiaries.
ARM is responsible for maintaining all risk-related policies and procedures, identifying Company-level risks, monitoring emerging risks, and aggregating reporting for review by management, management committees and the Board Risk Committee. ARM is expected to support management's execution of the strategic objectives and overarching goal of maintaining the safety and soundness of the Company and its compliance with U.S. laws, regulations and supervisory guidance.
In order to maintain alignment to MUFG global companies, the risk management coverage for the Company is in part accomplished through risk management frameworks managed at the subsidiaries' level. These risk management frameworks are collectively referred to as the “Company Risk Management Framework”.
Company Risk Management Framework
The Company Risk Management Framework has been established to both leverage and complement the subsidiaries' risk management frameworks.
The Company Risk Management Framework addresses the following risk categories: credit, market, liquidity, operational (including legal, technology and model risk), interest rate, compliance (including fiduciary risk), reputation and strategic.
The following paragraphs discuss the Company’s risk management framework relating to credit, market, liquidity, and operational risks.
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
In analyzing our loan portfolios, we apply specific monitoring policies and procedures that are tailored according to the risk profile and other characteristics of the loans within the portfolios. Our residential, consumer and certain small commercial loans are homogeneous in nature and are, in general, individually insignificant in terms of size or potential risk of loss. Accordingly, we review these portfolios by analyzing their performance as a pool of loans. In contrast, our monitoring process for larger commercial and industrial, construction, commercial mortgage, lease, and foreign loan portfolios includes a periodic review of individual loans. Loans that are performing, but have shown some signs of weakness, are subjected to more stringent reporting and oversight. We review these loans to assess the ability of the borrowing entity to continue to service all of its interest and principal obligations and, as a result, may adjust the risk rating of the loan accordingly. In the event we believe that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on nonaccrual status, even though the loan may be current as to principal and interest payments.
We have a Credit Risk Committee, chaired by the CRO and composed of the Chief Credit Officers responsible for our loan portfolio segments and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officers and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.
CEA, which reports to the Audit & Finance Committee of the Board of Directors, provides both the Board and executive management with an independent assessment of the level of credit risk and the effectiveness of the credit management process. CEA routinely reviews the accuracy and timeliness of risk ratings assigned to individual borrowers with the goal of ensuring that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, CEA reviews and provides commentary on proposed changes to credit policies, practices and underwriting guidelines. CEA summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.
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
For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans and most unused commitments, in each case based on the internal risk rating of such loans, leases and commitments. Changes in risk ratings affect the amounts calculated under this formulaic computation. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management's evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the formulaic computation of loss factors. Loss factors for individually rated credits are derived from a loan migration application that tracks historical losses over an economic cycle, which we believe captures the inherent losses in our loan portfolio. While our assessments of these factors are reviewed quarterly with our senior credit officers and executive management, the actual impact from any of these conditions may differ significantly from the estimates used.
Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The loss migration application that is used to establish the loan loss factors for individually rated loans within the commercial portfolio segment is designed to be self-adjusting by taking into account our loss experience over prescribed periods. In addition, by basing the loan loss factors over a period reflective of an economic cycle, recent loss data, which may not be reflective of incurred losses inherent in the portfolio, will not have an undue influence on the derived loss factors described above.
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
For additional information on the allowance for credit losses, see the "Critical Accounting Estimates—Allowance for Credit Losses" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. and Note 1 to our Consolidated Financial Statements included in this Form 10-K.
Allowance and Related Provision for Credit Losses
The allowance for loan losses was $721 million at December 31, 2015 compared with $537 million at December 31, 2014. Our ratio of allowance for loan losses to total loans held for investment was 0.93% as of December 31, 2015 and 0.70% as of December 31, 2014. The $214 million provision for loan losses during the year ended December 31, 2015 was substantially due to the continuing decline in oil and natural gas prices, which has resulted in negative credit migration in the oil and gas sector of our loan portfolio, primarily within petroleum exploration and production. Net loans charged-off to average total loans held for investment increased slightly to 0.04% for the year ended December 31, 2015 compared with 0.02% for the year ended December 31, 2014. The unallocated allowance for loan losses totaled $20 million at December 31, 2015 and December 31, 2014, reflecting probable losses related to the drought in California.

Nonaccrual loans were $552 million at December 31, 2015 compared with $375 million at December 31, 2014. Our ratio of nonaccrual loans to total loans held for investment increased to 0.71% at December 31, 2015 from 0.49% at December 31, 2014. Our ratio of allowance for loan losses to nonaccrual loans decreased to 130.53% at December 31, 2015 from 143.35% at December 31, 2014. Criticized credits in our petroleum exploration and production loans increased to $1.2 billion at December 31, 2015 from $0.7 billion at September 30, 2015 and $0.1 billion at December 31, 2014, driven by negative credit migration in the portfolio. Due to the current weakness in oil and natural gas prices, we expect to see further declines in the credit quality of our petroleum exploration and production loans, which may result in additional increases to our allowance for credit losses and charge-offs. For further discussion see Part I, Item 1A. "Risk Factors- Adverse economic factors affecting certain industries we serve could adversely affect our business" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in this Form 10-K. Criticized credits are those that have regulatory risk ratings of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk rated as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

The following table reflects the related allowance for loan losses allocated to a loan category at year- end for the indicated years and the percentage of the allocation to the year end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2015		2014		2013		2012		2011
Commercial and industrial	$540	1.82%	$349	1.26%	$300	1.27%	$280	1.34%	$286	1.49%
Commercial mortgage	88	0.64	99	0.71	107	0.82	125	1.21	135	1.65
Construction	14	0.59	9	0.52	6	0.63	6	0.91	26	2.99
Lease financing	9	1.33	8	1.00	8	0.96	7	0.60	27	2.79
Total commercial portfolio	651	1.40	465	1.05	421	1.10	418	1.27	474	1.62
Residential	31	0.11	38	0.13	49	0.19	80	0.35	97	0.49
Home equity and other consumer loans	18	0.56	11	0.35	20	0.62	44	1.18	41	1.11
Total consumer portfolio	49	0.16	49	0.15	69	0.24	124	0.47	138	0.59
Total allocated allowance, excluding purchased credit-impaired loans	700	0.91	514	0.67	490	0.73	542	0.91	612	1.16
Unallocated	20		20		77		110		135
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	720	0.93	534	0.70	567	0.84	652	1.09	747	1.42
Allowance for loan losses on purchased credit-impaired loans	1	0.26	3	0.57	1	0.10	1	0.26	17	1.78
Total allowance for loan losses	$721	0.93%	$537	0.70%	$568	0.83%	$653	1.09%	$764	1.43%

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Allowance for loan losses, beginning of period	$537	$568	$653	$764	$1,191
(Reversal of) provision for loan losses	214	(16)	(53)	20	(207)
Other(1)	(2)	(3)	—	—	16
Loans charged-off:
Commercial and industrial	(24)	(34)	(36)	(62)	(61)
Commercial mortgage	(4)	(4)	(7)	(15)	(62)
Construction	—	—	(1)	(11)	(4)
Lease financing	—	—	—	—	(90)
Total commercial portfolio	(28)	(38)	(44)	(88)	(217)
Residential mortgage	(1)	(3)	(13)	(49)	(48)
Home equity and other consumer loans	(7)	(8)	(17)	(46)	(39)
Total consumer portfolio	(8)	(11)	(30)	(95)	(87)
Purchased credit-impaired loans	(12)	(1)	(3)	(13)	(3)
Total loans charged-off	(48)	(50)	(77)	(196)	(307)
Recoveries of loans previously charged-off:
Commercial and industrial	16	27	21	25	28
Commercial mortgage	1	3	6	18	26
Construction	—	3	1	9	12
Lease financing	—	—	1	5	—
Total commercial portfolio	17	33	29	57	66
Residential mortgage	—	—	—	—	1
Home equity and other consumer loans	2	4	4	3	2
Total consumer portfolio	2	4	4	3	3
Purchased credit-impaired loans	1	1	12	5	2
Total recoveries of loans previously charged-off	20	38	45	65	71
Net loans recovered (charged-off)	(28)	(12)	(32)	(131)	(236)
Ending balance of allowance for loan losses	721	537	568	653	764
Allowance for losses on unfunded credit commitments	165	152	132	117	133
Total allowance for credit losses	$886	$689	$700	$770	$897

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
The following table sets forth an analysis of nonperforming assets.

	December 31,
(Dollars in millions)	2015	2014	2013	2012	2011
Commercial and industrial	$284	$55	$44	$48	$127
Commercial mortgage	37	40	51	65	139
Construction	—	—	—	—	16
Total commercial portfolio	321	95	95	113	282
Residential mortgage	190	231	286	306	285
Home equity and other consumer loans	35	40	46	56	24
Total consumer portfolio	225	271	332	362	309
Total nonaccrual loans, before purchased credit-impaired loans	546	366	427	475	591
Purchased credit-impaired loans	6	9	15	30	47
Total nonaccrual loans	552	375	442	505	638
OREO	21	36	57	111	144
Total nonperforming assets	$573	$411	$499	$616	$782
Troubled debt restructurings:
Accruing	$413	$283	$367	$401	$252
Nonaccruing (included in total nonaccrual loans above)	409	184	225	209	221
Total debt restructurings	$822	$467	$592	$610	$473

Total nonperforming assets as of December 31, 2015 were $573 million, or 0.49% of total assets, compared with $411 million, or 0.36% of total assets, at December 31, 2014. The increase in nonperforming assets of $162 million from December 31, 2014 to December 31, 2015 was driven primarily by a decline in customer credit quality within the oil and gas sector of our commercial portfolio, partially offset by improvements in credit quality within the consumer portfolio as a result of early payoffs, as well as the return of previously reported past due loans to current payment status.
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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2015 and 2014. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2015	2014	2015	2014
Commercial and industrial	$499	$100	1.68%	0.36%
Commercial mortgage	16	28	0.11	0.20
Total commercial portfolio	515	128	1.10	0.29
Residential mortgage	276	308	1.01	1.06
Home equity and other consumer loans	31	30	0.97	0.97
Total consumer portfolio	307	338	1.01	1.05
Total restructured loans, excluding purchased credit-impaired loans	$822	$466	1.06%	0.61%

The increase in TDRs of $356 million from December 31, 2014 to December 31, 2015 was driven primarily by a decline in customer credit quality within the oil and gas sector of our commercial and industrial portfolio.
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $2 million and $3 million at December 31, 2015 and 2014, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $16 million and $47 million at December 31, 2015 and 2014, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: financial and insurance, real estate and leasing, power and utilities, oil and gas, and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at December 31, 2015 or December 31, 2014.
The Company's credit exposure within the oil and gas industry is substantially all within its commercial loan portfolio. To a much smaller extent, the Company also holds private equity investments issued by entities within the oil and gas industry. The following tables provide further information on the sectors within our oil and gas loan portfolio:

	December 31, 2015		December 31, 2014
Oil and Gas Portfolio Sectors	Percentage of Loan Commitments	Percentage of Loans Outstanding	Percentage of Loan Commitments	Percentage of Loans Outstanding
Production and exploration	78%	81%	87%	90%
Transportation	11	14	6	7
Service	2	3	2	2
Other	9	2	5	1

	December 31, 2015			September 30, 2015			December 31, 2014
(Dollars in millions)	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual
Total Oil and Gas Portfolio
Loan commitments	$7,351	$2,156	$175	$7,495	$838	$46	$7,878	$149	$—
Loans outstanding	3,654	1,226	175	3,612	670	46	3,826	114	—
Allowance for credit losses	329			136			89
Allowance for loan losses	297			120			77
Production and Exploration Sector of Portfolio
Loan commitments	$5,768	$2,156	$175	$6,147	$838	$46	$6,860	$149	$—
Loans outstanding	2,943	1,226	175	3,155	670	46	3,443	114	—
Allowance for credit losses	319			127			81
Allowance for loan losses	291			114			72

As of December 31, 2015 and December 31, 2014, approximately 82% and 80% of our production and exploration portfolio was comprised of reserve-based loans, respectively. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its forward-looking view of oil and natural gas prices used to calculate a borrower's reserve value as part of its assessment of the commitment amount.

As of December 31, 2015 and December 31, 2014, respectively, approximately 75% and 72% of our energy commitments consist of Shared National Credits, which are loans or commitments with a total size of $20 million or more that are shared among three or more unaffiliated banks. We were the lead agent for 27% of these commitments as of December 31, 2015. Second lien and junior commitments were de minimis at December 31, 2015.

The allowance for loan losses for the oil and gas sector is primarily comprised of a segment attribution and formulaic reserves based on internal ratings. The continuing decline in commodity prices has resulted in negative credit migration in the oil and gas portfolio. Charge-offs within the oil and gas portfolio were de minimis for the year ended December 31, 2015 and $1.6 million for the year ended December 31, 2014. The Company manages risk on this portfolio by proactively risk rating, reserving for and downgrading loans based on revised cash flow expectations and collateral assessments. Given the decline in oil and natural gas prices since year end and the potential for further price declines, the Company has seen and expects to see further deterioration in the credit quality of its oil and gas portfolio in 2016.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2015, 54% of the Company’s construction loan portfolio was concentrated in California, 11% to borrowers in the state of Washington and 9% to borrowers in the state of New York. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2015, 62% of the Company’s commercial mortgage loans were made to borrowers located in California, 8% to borrowers in the state of Washington and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At December 31, 2015, payment terms on 44% of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consists of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33% and 32% of these home equity loans and lines were supported by first liens on residential properties at December 31, 2015 and December 31, 2014, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our consolidated financial statements included in this Form 10-K for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2015.
As of December 31, 2015, our sovereign and non-sovereign debt exposure to European countries was not material. In addition, industry exposures to metals and mining were less than 1% of total loans held for investment.
Interest Foregone
If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $20 million of interest income in 2015. For loans that were on nonaccrual status during 2015 and accounted for as cash basis nonaccrual loans, we recognized interest income of $24 million.
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

Market Risk Governance
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
The Treasurer is primarily responsible for the implementation of risk management strategies approved by ALCO and for operational management of market risk through the funding, investment and derivatives hedging activities of Corporate Treasury. The Company's Investment Banking & Markets segment is responsible for managing price risk through its trading activities. The Market Risk Management unit is responsible for the monitoring of market risk and functions independently of all operating and management units.
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

(Dollars in millions)	December 31, 2015	December 31, 2014
Effect on net interest income:
Increase 200 basis points	$56.6	$107.0
as a percentage of base case net interest income	1.92%	3.88%
Decrease 100 basis points	$(40.4)	$(68.5)
as a percentage of base case net interest income	(1.37)%	(2.48)%
An increase in rates increases net interest income. During 2015, the Company’s asset sensitive profile decreased slightly due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At December 31, 2015 and 2014, our ALM securities portfolio fair values were $22.9 billion and $20.3 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.2 years at December 31, 2015. At December 31, 2015, approximately $2.7 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2015, we purchased $9.1 billion and sold $2.0 billion of securities, as part of our investment portfolio strategy, while $4.5 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.4 years at December 31, 2015, compared with 3.5 years at December 31, 2014. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.4 years suggests an expected price decrease of approximately 3.4% for an immediate 1.0% parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.6 billion of direct bank purchase bonds that are largely managed within our Regional Bank and U.S. Wholesale Banking operating segments. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.
ALM and Other Risk Management Derivatives
Since December 31, 2014, the notional amount of the ALM derivatives portfolio increased by $5.5 billion as we entered into receive fixed interest rate swap contracts to hedge floating rate commercial loans.
Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 11 to our Consolidated Financial Statements in this Form 10-K.

(Dollars in millions)	December 31, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$15,750	$10,250	$5,500
Total ALM derivatives	15,750	10,250	5,500
Other risk management derivatives	251	286	(35)
Total ALM and other risk management derivatives	$16,001	$10,536	$5,465
Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$73	$36	$37
Gross negative fair value	14	4	10
Positive (negative) fair value of ALM derivatives, net	59	32	27
Other risk management derivatives:
Gross positive fair value	5	2	3
Gross negative fair value	2	3	(1)
Positive (negative) fair value of other risk management derivatives, net	3	(1)	4
Positive (negative) fair value of ALM and other risk management derivatives, net	$62	$31	$31

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
The following table sets forth the average, high and low 10-day, 99% confidence level VaR for our trading activities for the years ended December 31, 2015 and 2014.

	December 31,
	2015			2014
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Foreign exchange	$0.4	$0.8	$0.2	$0.4	$0.7	$0.1
Securities	0.1	0.2	—	0.3	0.7	—
Interest rate derivatives	0.5	1.6	0.3	0.6	1.1	0.2
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. Similarly, we continue to generate most of our securities trading income from customer-related transactions.
As of December 31, 2015, notional amounts held for customer accommodation purposes were comprised of $100.9 billion of interest rate derivative contracts, $3.9 billion of foreign exchange derivative contracts and $3.0 billion of commodity derivative contracts. Notional amounts at December 31, 2015 also included $1.1 billion, $0.8 billion and $3.4 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
The following table provides the notional value and the fair value of our trading derivatives portfolio as of December 31, 2015 and 2014 and the change in fair value between December 31, 2015 and 2014.

(Dollars in millions)	December 31, 2015	December 31, 2014	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$100,932	$46,944	$53,988
Commodity contracts	3,775	4,741	(966)
Foreign exchange contracts(1)	5,043	5,232	(189)
Equity contracts	3,351	3,797	(446)
Total	$113,101	$60,714	$52,387
Fair value of positions held for trading purposes:
Gross positive fair value	$1,749	$1,760	$(11)
Gross negative fair value	1,630	1,617	13
Positive fair value of positions, net	$119	$143	$(24)

(1)	Excludes spot contracts with a notional amount of $0.5 billion and $0.4 billion at December 31, 2015 and December 31, 2014, respectively.

Liquidity Risk Management
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
The management of liquidity risk is governed by the ALM Policy under the oversight of the RCC and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities. Corporate Treasury formulates the liquidity and contingency planning strategies for the Company and the Bank and is responsible for identifying, managing and reporting on liquidity risk. Market Risk Management partners with Corporate Treasury to establish sound policy and effective risk controls. We are also subject to a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the normal funding activities of the Company or the Bank.
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
Our primary sources of liquidity are core deposits (described below), our securities portfolio and wholesale funding. Wholesale funding includes certain deposits, unsecured funds raised from interbank and other sources, both domestic and international, and senior and subordinated debt. Also included are secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB of San Francisco. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances. We generally view our core deposits to be relatively stable. Secured borrowings via repurchase agreements and advances from the FHLB of San Francisco are also recognized as highly reliable funding sources, and we, therefore, maintain access to these sources primarily to meet our contingency funding needs.
Core deposits, which exclude brokered deposits, foreign time deposits and domestic time deposits greater than $250,000, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2015, our core deposits totaled $76.1 billion and our total loan-to-total core deposit ratio was 102.0%. Total deposits were down $1.7 billion from $86.0 billion at December 31, 2014 to $84.3 billion at December 31, 2015. In conjunction with expected shifts in total deposits, the Company increased wholesale funding by $3.3 billion to $15.5 billion at December 31, 2015 from $12.2 billion at December 31, 2014.
The Bank and the Company maintain a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank and the Company's liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB of San Francisco and the Federal Reserve Bank. As of December 31, 2015, the Bank had $0.5 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $37.5 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $7.3 billion to $20.3 billion at December 31, 2015 from $13.0 billion at December 31, 2014.

•	The Bank has an $8.0 billion unsecured bank note program. Available funding under the bank note program was $1.9 billion at December 31, 2015. In January 2016, the bank note program was increased to $12.0 billion. The Bank does not have any firm commitments in place to sell additional notes under this program.

•
The Company has direct access to the capital markets through a shelf registration statement with the SEC. In January 2015, MUAH filed a new shelf registration statement with the SEC authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of December 31, 2015, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes.
We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs. However, from time to time the Company may issue long-term debt to BTMU. In 2015, the Bank issued $3.5 billion in unsecured long-term debt to BTMU, consistent with the Company's objective to further strengthen its funding and liquidity profile, as well as achieve a liability structure that supports its current credit ratings profile and regulatory initiatives. At December 31, 2015, total long-term debt due to BTMU was $4.6 billion.
Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. On November 30, 2015, S&P affirmed MUAH’s 'A' long-term issuer credit rating and 'A-1' short-term issuer credit rating. S&P also affirmed MUB’s 'A+' long-term and 'A-1' short-term ratings. At the same time, S&P changed the outlook on MUAH’s ratings, as well as MUB’s long term rating, from stable to negative, reflecting corresponding ratings outlook changes on MUFG’s and BTMU’s ratings, respectively. To date, this action by Standard & Poor's has not had a significant impact on the Company's or MUB's cost of funds.
For further information, including information about rating agency assessments, see "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in this Form 10-K.
The following table provides our credit ratings as of December 31, 2015:

		MUFG Union Bank, N.A.		MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A+	A
	Short-term	—	A-1	A-1
Moody's	Long-term	Aa2	A2	A3
	Short-term	P-1	P-1	—
Fitch	Long-term	A+	A	A
	Short-term	F1	F1	F1
In September 2014, the OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rule, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR generally applies to banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule applies a less stringent modified LCR to BHCs that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, an LCR equal to at least 100% based on the entity's total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. The phase-in period begins on January 1, 2016, with full compliance required by January 1, 2017. The Company is in compliance with the LCR requirements.

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
Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber-attacks. See "We are subject to operational risks, including cyber-security risks" in Part I, Item 1A. "Risk Factors" of this Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.
The Operational Risk Management Policies and Procedures establish the core governing principles for operational risk management and provide the framework to identify, assess, measure, manage, monitor, and report on operational risks in a consistent manner across the enterprise. Our operational risk management framework was designed to meet the requirements for Basel III qualification under the AMA as defined by regulation.
The Company has established an independent ORMD under the CRO. ORMD calculates economic capital using the AMA, which is then allocated to the business units using a methodology approved by the Capital Management Committee and reviewed annually. The operational risk framework and capital allocation process provide incentives for the business lines to better manage their operational risk. ORMD and the operational risk management framework are overseen by the Operational Risk Management Committee.
Operational risk is managed through a combination of first and second line of defense functions. The first line of defense is comprised of business line management supported by Business Unit Risk Managers. ORMD provides oversight, guidance, tools and support to the business units in assessing and monitoring their operational risk, as well as validation and effective challenge of their operational risk assessments. Specifically, ORMD evaluates and challenges the risk and control self-assessments prepared by the business units and assures their operational risk profiles are within established guidelines and tolerances. ORMD is supported for specific categories of operational risk by second line of defense subject matter experts. In addition, ORMD monitors business units to ensure mitigating activities are identified where needed and appropriately addressed.

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
Our most significant off-balance sheet arrangements are limited to obligations under guarantee contracts such as financial and performance standby letters of credit for our credit customers, commercial letters of credit, unfunded commitments to lend, commitments to sell mortgage loans and commitments to fund investments in various CRA related investments and venture capital investments. To a lesser extent, we enter into contractual guarantees of agented sales of low income housing tax credit investments that require us to perform under those guarantees if there are breaches of performance of the underlying income-producing properties. As part of our leasing activities, we may be lessor to special purpose entities to which we provide financing for renewable energy and large equipment leasing projects. We do not have any off-balance sheet arrangements in which we have any retained or contingent interest (as we do not transfer or sell our assets to entities in which we have a continuing involvement). For more information, see Note 19 to our Consolidated Financial Statements included in this Form 10-K.
The following table presents, as of December 31, 2015, our significant and determinable contractual obligations by payment date, except for obligations under our pension and post-retirement plans, which are included in Note 14 to our Consolidated Financial Statements included in this Form 10-K.

	December 31, 2015
(Dollars in millions)	One Year or Less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$5,323	$2,158	$295	$4	$7,780
Long-term debt	2,900	5,950	1,500	2,002	12,352
Contractual interest payments(1)	247	295	142	160	844
Operating leases (premises)	127	228	176	425	956
Purchase obligations	55	96	27	—	178
Total debt and operating leases	$8,652	$8,727	$2,140	$2,591	$22,110

(1)
Includes accrued interest and future contractual interest obligations. Interest on foreign denominated time deposits were converted to USD based on the December 31, 2015 spot rate. Floating rate debts are assumed to have the same rates as of December 31, 2015.

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
We enter into derivative contracts, which create contractual obligations, primarily as a financial intermediary for customers. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. Fair values of derivative assets and liabilities and their notional amounts are not included in the table above as they generally do not represent the amounts that would be paid upon settlement of these amounts. For additional discussion of derivative instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Part II, Item 7A. and Note 11 to our Consolidated Financial Statements included in this Form 10-K.
Business Segments
During the fourth quarter of 2015, the composition of the Company's reportable segments was revised to reflect the realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Commercial Banking operating segment, including its products and services, into the activities performed within various other segments. We now have four reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to the current period presentation. For a more detailed description of these reportable segments, refer to Note 21 to our consolidated financial statements included in this Form 10-K.
Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. During the fourth quarter of 2015, the Company revised its management reporting accounting methodology to exclude the impact of the business integration initiative from the measurement of segment profitability. Fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations are now included within "Other". In addition, effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects", which was required to be applied retrospectively upon adoption. These investments are part of our Regional Bank segment. Prior period results have been adjusted to reflect these changes. For a description of these methodologies, see Note 21 to our Consolidated Financial Statements included in this Form 10-K.
Regional Bank
The Regional Bank offers a range of banking products and services to individuals, including high net worth individuals and institutional clients, and businesses with up to $500 million in annual revenue. Products and services are delivered generally through a network of branches, private banking offices, ATMs, broker mortgage referrals, relationship managers, telephone services, and web-based and mobile banking applications. These products and services include mortgages, home equity lines of credit, consumer and commercial loans, deposit accounts, financial planning and investments. The Regional Bank also provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, and trade financing primarily to corporate customers based on the U.S. West Coast, and real estate financing to professional real estate investors and developers nationwide.
The following table sets forth the results for the Regional Bank segment:
Regional Bank

	For the Years Ended December 31,			2015 vs 2014 Increase (Decrease)
(Dollars in millions)	2015	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$1,934	$2,088	$1,981	$(154)	(7)%
Noninterest income	450	440	471	10	2
Total revenue	2,384	2,528	2,452	(144)	(6)
Noninterest expense	1,677	1,596	1,662	81	5
(Reversal of) provision for credit losses	14	(2)	(35)	16	nm
Income before income taxes and including noncontrolling interests	693	934	825	(241)	(26)
Income tax expense	200	305	271	(105)	(34)
Net income attributable to MUAH	$493	$629	$554	$(136)	(22)%
Average balances—Market View
Total loans held for investment	$57,141	$55,062	$48,937	$2,079	4%
Total assets	61,447	59,253	52,780	2,194	4
Total deposits	50,828	49,970	46,155	858	2

nm	not meaningful

2015 net interest income decreased compared with 2014 due to a decrease in income on PCI loans and lower loan yields. These decreases were partially offset by higher average loan balances due to growth in commercial and industrial, commercial mortgage and residential mortgage loan balances. Noninterest expense increased during 2015 partially due to a one-time contract termination fee.
2014 net interest income increased compared to 2013 due to an increase in income on PCI loans and growth in average loan balances. Average loan balances increased $6.1 billion or 13% mainly driven by organic growth in residential mortgages and commercial mortgages. Noninterest income decreased in 2014 largely driven by a decrease in asset management fees due primarily to the reorganization of the affiliated Highmark Funds into shares of unaffiliated mutual funds completed late in the third quarter of 2013. The decrease in noninterest expense was primarily driven by the Highmark Funds reorganization and a decrease in total staff expenses. The reversal of the provision for credit losses during 2013 was due to an improvement in customer credit quality, partially offset by the impact of loan growth, including the acquired loan portfolio.
U.S. Wholesale Banking
U.S. Wholesale Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues greater than $500 million. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Wholesale Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
The following table sets forth the results for the U.S. Wholesale Banking segment:
U.S. Wholesale Banking

	For the Years Ended December 31,			2015 vs 2014 Increase (Decrease)
(Dollars in millions)	2015	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$409	$362	$316	$47	13%
Noninterest income	135	177	161	(42)	(24)
Total revenue	544	539	477	5	1
Noninterest expense	167	154	127	13	8
(Reversal of) provision for credit losses	206	(17)	20	223	nm
Income before income taxes and including noncontrolling interests	171	402	330	(231)	(57)
Income tax expense	66	158	130	(92)	(58)
Net income attributable to MUAH	$105	$244	$200	$(139)	(57)%
Average balances—Market View
Total loans held for investment	$12,474	$10,374	$8,586	$2,100	20%
Total assets	13,664	11,616	9,669	2,048	18
Total deposits	8,705	7,572	5,232	1,133	15

nm	not meaningful

Net interest income was higher during 2015 compared with 2014 due to higher average loan balances and a higher funds transfer pricing credit from higher average deposit balances. Noninterest income was lower due to decreases in syndication fees and credit facility fees. The increased provision for credit losses in 2015 is primarily due to increased reserves within the oil and gas portfolio.
Net interest income increased in 2014 compared with 2013 due to higher average loan balances and a higher funds transfer pricing credit from higher average deposit balances, both partially offset by declining yields. The reversal of the provision for credit losses in 2014 reflected a general improvement in overall customer credit quality, partially offset by the impact of loan growth. The provision for credit losses in 2013 included the impact of an extension of the wholesale loss emergence period. The extension of the wholesale loss emergence period was reflected in the unallocated allowance as of December 31, 2012, but was included in the segments' allowances for loan losses since the first quarter of 2013.

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
The following table sets forth the results for the Transaction Banking segment:
Transaction Banking

	For the Years Ended December 31,			2015 vs 2014 Increase (Decrease)
(Dollars in millions)	2015	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$465	$443	$447	$22	5%
Noninterest income	169	158	161	11	7
Total revenue	634	601	608	33	5
Noninterest expense	410	361	357	49	14
(Reversal of) provision for credit losses	1	(3)	(3)	4	133
Income before income taxes and including noncontrolling interests	223	243	254	(20)	(8)
Income tax expense	87	95	100	(8)	(8)
Net income attributable to MUAH	$136	$148	$154	$(12)	(8)%
Average balances—Market View
Total loans held for investment	$55	$126	$59	$(71)	(56)%
Total assets	1,816	1,638	1,397	178	11
Total deposits	36,009	33,759	30,314	2,250	7

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. For the year ended December 31, 2015, net interest income increased as a result of a higher funds transfer pricing credit on Transaction Banking’s deposit liabilities due to larger average deposit balances. Net interest income decreased in 2014 compared with 2013 as a result of a lower funds transfer pricing credit on Transaction Banking's deposit liabilities due to a lower cost of funds, which more than offset the increase in average deposit balances.

Investment Banking & Markets
Investment Banking & Markets, which includes Global Capital Markets of the Americas, works with the Company's other segments to provide customers structured credit services, including project finance, leasing and equipment finance, commercial finance, funds finance and securitizations. Investment Banking & Markets also provides capital markets solutions, including syndicated loans, equity and debt underwriting, tax equity and merchant banking investments; risk management solutions, including foreign exchange, interest rate and energy risk management solutions; and facilitates merchant and investment banking-related transactions.
The following table sets forth the results for the Investment Banking & Markets segment:
Investment Banking & Markets

	For the Years Ended December 31,			2015 vs 2014 Increase (Decrease)
(Dollars in millions)	2015	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$245	$268	$268	$(23)	(9)%
Noninterest income	182	285	229	(103)	(36)
Total revenue	427	553	497	(126)	(23)
Noninterest expense	137	131	120	6	5
(Reversal of) provision for credit losses	(22)	38	1	(60)	(158)
Income before income taxes and including noncontrolling interests	312	384	376	(72)	(19)
Income tax expense	72	104	112	(32)	(31)
Net income attributable to MUAH	$240	$280	$264	$(40)	(14)%
Average balances—Market View
Total loans held for investment	$8,631	$8,024	$7,579	$607	8%
Total assets	11,258	10,753	9,960	505	5
Total deposits	3,054	3,646	3,898	(592)	(16)

Net interest income declined in 2015 compared with 2014 due to a decline in loan yields, which more than offset the increase in average loan balances. Noninterest income was lower in 2015 due to a decline in syndication fees, which are included within merchant banking fees, lower trading account activities, and losses on equity investments. The reversal of provision for credit losses during 2015 resulted from a net overall improvement in customer credit quality and paydowns of certain exposures.
During 2014, noninterest income increased primarily due to increases in syndication fees and credit facility fees as a result of increased syndication and lending activity. The provision for credit losses increased due to deterioration in certain customers' credit quality as well as modest deterioration in the sector's overall credit quality.

Other
"Other" is comprised of certain corporate activities of the Company; the funds transfer pricing center and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate. In addition, "Other" includes the Asian Corporate Banking segment, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries; Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios; and the FDIC covered assets.
The following table sets forth the results for Other:
Other

	For the Years Ended December 31,			2015 vs 2014 Increase (Decrease)
(Dollars in millions)	2015	2014	2013	Amount	Percent
Results of operations—Market View
Net interest income	$136	$62	$33	$74	119%
Noninterest income	782	293	64	489	167
Total revenue	918	355	97	563	159
Noninterest expense	1,223	735	570	488	66
(Reversal of) provision for credit losses	31	(5)	(13)	36	nm
Income (loss) before income taxes and including noncontrolling interests	(336)	(375)	(460)	39	10
Income tax expense (benefit)	(123)	(133)	(171)	10	8
Net income (loss) including noncontrolling interest	(213)	(242)	(289)	29	12
Deduct: net loss from noncontrolling interests	45	19	18	26	137
Net income attributable to MUAH	$(168)	$(223)	$(271)	$55	25%
Average balances—Market View
Total loans held for investment	$263	$290	$429	$(27)	(9)%
Total assets	27,912	27,890	27,918	22	—
Total deposits	5,859	6,318	6,970	(459)	(7)

nm	not meaningful

Net interest income increased in 2015 compared with 2014 due to an increase in the notional amount of receive fixed interest rate swaps used to hedge floating rate commercial loans. Noninterest income increased in 2015 and 2014 compared to the prior year periods largely due to fee income associated with the business integration initiative and a decrease in FDIC indemnification asset amortization expense, which is included within noninterest income. During 2014 these increases were partially offset by a decrease in gains from the sale of securities. Noninterest expense increased primarily due to expenses associated with the business integration initiative and, in 2015, with regulatory compliance and other business initiatives. The provision for losses in 2015 is due to charge-offs in our FDIC covered assets portfolio, which is included in Other, and an increase in the allowance for losses on unfunded credit commitments. The reversal of the provision for credit losses in the years ended December 31, 2014 and 2013 reflects the decrease in the unallocated allowance which is included in Other. During the first quarter of 2014, the business segments’ allowances for loan losses were updated to reflect various refinements in the methodology used to measure credit risk ascribed to their loan portfolios, which previously had been estimated within the unallocated allowance. During the first quarter of 2013, certain segments' allowances for loan losses were updated to reflect an extension of the wholesale loss emergence period, which previously had been estimated within the unallocated allowance resulting in a reversal of provision for credit losses in Other.

Critical Accounting Estimates
MUAH's consolidated financial statements are prepared in accordance with GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the assumptions used in measuring our transfer pricing revenue, pension obligations, goodwill impairment, and assumptions regarding our effective tax rates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Form 10-K. The following describes our most critical accounting policies and our basis for estimating our allowance for credit losses, valuation of financial instruments, other-than-temporary impairment, hedge accounting, transfer pricing revenue, pension obligations, goodwill impairment analysis and income taxes.
Allowance for Credit Losses
The allowance for credit losses, which consists of the allowances for loan losses and losses on unfunded credit commitments, is an estimate of the losses that are inherent in our loan portfolio as well as for certain unfunded credit commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. Our allowance for credit losses has four components: the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance, and the allowance for losses on unfunded credit commitments which is included in other liabilities. Each of these components is determined based upon estimates that are inherently subjective and our actual losses incurred could differ significantly from those estimates. For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans, based on the internal risk rating of such loans. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. For loans that are homogeneous in nature, such as in our consumer portfolio segment, we estimate the allowance based on forecasted losses based on incurred loss events. The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments. Our allowance for losses on unfunded credit commitments is measured in approximately the same manner as the allowance for loan losses but includes an estimate of expected utilization based upon historical data. For further information regarding our allowance for loan losses, see "Allowance for Credit Losses" and Note 3 to our Consolidated Financial Statements in this Form 10-K.

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
The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014.

	December 31, 2015		December 31, 2014
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$9	—%	$10	—%
Level 2	14,502	94	13,614	92
Level 3	1,832	12	2,103	14
Netting Adjustment(1)	(909)	(6)	(887)	(6)
Total	$15,434	100%	$14,840	100%
As a percentage of total Company assets		13%		13%
Liabilities:
Level 1	$2	—%	$2	—%
Level 2	1,443	159	1,376	137
Level 3	337	37	412	41
Netting Adjustment(1)	(872)	(96)	(787)	(78)
Total	$910	100%	$1,003	100%
As a percentage of total Company liabilities		—%		—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
For detailed information on our measurement of fair value of financial instruments and our related valuation methodologies, see Note 10 to our Consolidated Financial Statements included in this Form 10-K.

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
The determination of whether a hedging relationship qualifies for hedge accounting requires an analysis of whether the hedge has been highly effective and is expected to be highly effective on an ongoing basis. For example, at the end of each reporting period, a retrospective assessment must be made as to whether the hedge was highly effective based on the actual results for that period. When a hedge is designated for a group of similar financial instruments, judgments must be made at inception of the hedge strategy as to whether the individual items in that group share similar risks and characteristics to be hedged collectively. Hedge accounting is discontinued prospectively if the hedge accounting requirements are no longer met, the derivative instrument expires or is sold, terminated or exercised, or the hedge relationship is de-designated. For further information on our hedge accounting, see Note 11 to our Consolidated Financial Statements in this Form 10-K.
Transfer Pricing

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
Pension Obligations
Our pension obligations and related assets of our defined retirement benefit plan are presented in Note 14 to our Consolidated Financial Statements included in this Form 10-K. Plan assets consist primarily of marketable equity and debt instruments. Plan obligations and the annual benefit expense are estimated by management utilizing actuarially based data and key assumptions. Key assumptions in measuring the plan obligations and determining the pension benefit expense are the discount rate, the rate of compensation increases, and the estimated future return on plan assets. Our discount rate is calculated using a yield curve based on Aa3 or better rated bonds. This yield curve is matched to the anticipated timing of the actuarially determined estimated pension benefit payments to determine the weighted average discount rate. Compensation increase assumptions are based upon historical experience and anticipated future management actions. Asset returns are based upon the anticipated average rate of earnings expected on the invested funds of the plan. For further information on our pension obligations, see Note 14 to our Consolidated Financial Statements in this Form 10-K.

Goodwill Impairment Analysis
We allocate our goodwill to reporting units and review for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill is assessed for impairment at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the first step of the quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill.

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
Under an election we have made for purposes of our California franchise tax returns, effective until 2016, our California tax expense is based on the income of MUAH and its subsidiaries and the U.S. operations of MUFG. Changes in the taxable profits of MUFG's U.S. operations may impact our effective tax rate. Taxable profits of MUFG's U.S. operations are impacted most significantly by decisions made about the timing of the recognition of credit losses or other matters, and by changes in the U.S. economy. We review MUFG's financial information on a quarterly basis in order to determine the rate at which to recognize our California tax expense. However, all of the information relevant to determining the California effective tax rate may not be available until after the end of the period to which the tax relates, primarily due to the difference between the Company's and MUFG's fiscal year-ends. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. We could be subject to penalties if we understate our tax obligations. For further information on our income taxes, see Note 16 to our Consolidated Financial Statements included in this Form 10-K.

Financial Statements and Supplementary Data
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Interest Income
Loans	$2,759	$2,805	$2,641
Securities	463	452	469
Other	14	13	13
Total interest income	3,236	3,270	3,123
Interest Expense
Deposits	200	238	248
Commercial paper and other short-term borrowings	7	5	5
Long-term debt	214	165	154
Total interest expense	421	408	407
Net Interest Income	2,815	2,862	2,716
(Reversal of) provision for credit losses	228	6	(29)
Net interest income after (reversal of) provision for credit losses	2,587	2,856	2,745
Noninterest Income
Service charges on deposit accounts	196	203	209
Trust and investment management fees	109	104	135
Trading account activities	55	71	61
Securities gains, net	20	18	178
Credit facility fees	115	122	111
Merchant banking fees	79	124	93
Brokerage commissions and fees	54	53	46
Card processing fees, net	33	34	34
Fees from affiliates	747	319	—
Other, net	122	75	9
Total noninterest income	1,530	1,123	876
Noninterest Expense
Salaries and employee benefits	2,248	1,785	1,631
Net occupancy and equipment	317	296	306
Professional and outside services	301	256	250
Software	119	94	83
Regulatory assessments	51	57	74
Intangible asset amortization	40	52	65
Other	362	283	304
Total noninterest expense	3,438	2,823	2,713
Income before income taxes and including noncontrolling interests	679	1,156	908
Income tax expense	151	359	279
Net Income including Noncontrolling Interests	528	797	629
Deduct: Net loss from noncontrolling interests	45	19	18
Net Income attributable to MUAH	$573	$816	$647
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Net Income Attributable to MUAH	$573	$816	$647
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	15	5	(8)
Net change in unrealized gains (losses) on investment securities	(6)	183	(487)
Foreign currency translation adjustment	(15)	(7)	(4)
Pension and other postretirement benefit adjustments	(17)	(286)	389
Total other comprehensive income (loss)	(23)	(105)	(110)
Comprehensive Income (Loss) Attributable to MUAH	550	711	537
Comprehensive loss from noncontrolling interests	(45)	(19)	(18)
Total Comprehensive Income (Loss)	$505	$692	$519
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except for per share amount)	December 31, 2015	December 31, 2014
Assets
Cash and due from banks	$1,756	$1,759
Interest bearing deposits in banks	2,749	3,930
Federal funds sold and securities purchased under resale agreements	24	62
Total cash and cash equivalents	4,529	5,751
Trading account assets	1,087	1,114
Securities available for sale	14,344	13,724
Securities held to maturity (Fair value $10,207 at December 31, 2015 and $8,412 at December 31, 2014)	10,158	8,291
Loans held for investment	77,599	76,804
Allowance for loan losses	(721)	(537)
Loans held for investment, net	76,878	76,267
Premises and equipment, net	608	621
Goodwill	3,225	3,225
Other assets	5,377	4,630
Total assets	$116,206	$113,623
Liabilities
Deposits:
Noninterest bearing	$32,463	$30,534
Interest bearing	51,877	55,470
Total deposits	84,340	86,004
Commercial paper and other short-term borrowings	1,038	2,704
Long-term debt	12,349	6,972
Trading account liabilities	796	894
Other liabilities	2,023	1,897
Total liabilities	100,546	98,471
Commitments, contingencies and guarantees—See Note 19
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of December 31, 2015 and December 31, 2014	136	136
Additional paid-in capital	7,241	7,232
Retained earnings	8,854	8,283
Accumulated other comprehensive loss	(752)	(729)
Total MUAH stockholder's equity	15,479	14,922
Noncontrolling interests	181	230
Total equity	15,660	15,152
Total liabilities and equity	$116,206	$113,623
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity

	MUAH Stockholder's Equity
(Dollars in millions, except shares)	Number of Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2012	136,330,830	$136	$5,994	$6,811	$(514)	$264	$12,691
Net income (loss)—2013	—	—	—	647	—	(18)	629
Other comprehensive income (loss), net of tax	—	—	—	—	(110)	—	(110)
Compensation—restricted stock units	—	—	(5)	—	—	—	(5)
Capital contribution from BTMU	—	—	1,200	—	—	—	1,200
Other	—	—	2	—	—	7	9
Net change	—	—	1,197	647	(110)	(11)	1,723
BALANCE DECEMBER 31, 2013	136,330,830	$136	$7,191	$7,458	$(624)	$253	$14,414
Net income (loss)—2014	—	—	—	816	—	(19)	797
Other comprehensive income (loss), net of tax	—	—	—	—	(105)	—	(105)
Compensation—restricted stock units	—	—	10	—	—	—	10
Capital contribution from BTMU(1)	1	—	31	—	—	—	31
Other	—	—	—	9	—	(4)	5
Net change	1	—	41	825	(105)	(23)	738
BALANCE DECEMBER 31, 2014	136,330,831	$136	$7,232	$8,283	$(729)	$230	$15,152
Net income (loss)—2015	—	—	—	573	—	(45)	528
Other comprehensive income (loss), net of tax	—	—	—	—	(23)	—	(23)
Compensation—restricted stock units	—	—	9	(2)	—	—	7
Other	—	—	—	—	—	(4)	(4)
Net change	—	—	9	571	(23)	(49)	508
BALANCE DECEMBER 31, 2015	136,330,831	$136	$7,241	$8,854	$(752)	$181	$15,660

(1)	For additional information on the capital contribution, refer to Note 20 to these consolidated financial statements.
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$528	$797	$629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	228	6	(29)
Depreciation, amortization and accretion, net	378	324	434
Stock-based compensation—restricted stock units	54	34	21
Deferred income taxes	(61)	99	76
Net gains on sales of securities	(20)	(18)	(178)
Net decrease (increase) in trading account assets	27	(263)	357
Net decrease (increase) in other assets	104	(59)	(305)
Net increase (decrease) in trading account liabilities	(98)	354	(355)
Net increase (decrease) in other liabilities	134	409	361
Loans originated for sale	(1,294)	(841)	(622)
Net proceeds from sale of loans originated for sale	1,157	839	599
Pension and other benefits adjustment	(106)	(80)	(262)
Other, net	(24)	21	(37)
Total adjustments	479	825	60
Net cash provided by (used in) operating activities	1,007	1,622	689
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,985	1,376	8,340
Proceeds from paydowns and maturities of securities available for sale	2,022	2,373	3,451
Purchases of securities available for sale	(4,768)	(1,317)	(11,106)
Proceeds from paydowns and maturities of securities held to maturity	2,682	1,047	501
Purchases of securities held to maturity	(4,511)	(2,845)	(1,682)
Proceeds from sales of loans	1,207	196	254
Net decrease (increase) in loans	(2,039)	(8,664)	(4,912)
Purchases of other investments	(615)	(545)	(159)
Net cash acquired from (paid for) acquisitions	—	—	(3,185)
Other, net	(131)	(141)	(33)
Net cash provided by (used in) investing activities	(4,168)	(8,520)	(8,531)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(1,710)	5,903	5,224
Net increase (decrease) in commercial paper and other short-term borrowings	(1,666)	141	1,200
Common equity contribution from BTMU	—	—	1,200
Proceeds from issuance of long-term debt	6,197	749	3,049
Repayment of long-term debt	(817)	(318)	(2,103)
Other, net	(61)	(25)	(25)
Change in noncontrolling interests	(4)	(4)	9
Net cash provided by (used in) financing activities	1,939	6,446	8,554
Net change in cash and cash equivalents	(1,222)	(452)	712
Cash and cash equivalents at beginning of period	5,751	6,203	5,491
Cash and cash equivalents at end of period	$4,529	$5,751	$6,203
Cash Paid During the Period For:
Interest	$349	$408	$396
Income taxes, net	84	38	15
Supplemental Cash Flow Disclosures:
Acquisitions:
Fair value of assets acquired	—	—	3,487
Fair value of liabilities assumed	—	—	573
Transfer of assets and liabilities from BTMU(1):
Carrying amount of assets acquired	—	70	—
Carrying amount of liabilities assumed	—	31	—
Supplemental Schedule of Noncash Investing and Financing Activities:
Securities available for sale transferred to securities held to maturity	—	—	4,386
Net transfer of loans held for investment to loans held for sale	1,207	196	246
Transfer of loans held for investment to OREO	24	28	49

(1)	For additional information on the transfer of assets and liabilities from BTMU, refer to Note 20 to these consolidated financial statements.
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
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the fair value of assets acquired and liabilities assumed, the evaluation of other-than-temporary impairment on investment securities (Note 2), the allowance for credit losses (Note 3), goodwill impairment (Note 5), fair value of financial instruments (Note 10), hedge accounting (Note 11), pension accounting (Note 14), income taxes (Note 16), and transfer pricing (Note 20).
Recently Adopted Accounting Pronouncements
Effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects."
As a result of adopting ASU 2014-1, the Company made an accounting policy election to account for its LIHC investments under the proportional amortization method when such requirements are met to apply that methodology. Under the proportional amortization method, the Company amortizes the initial investment in proportion to the tax credits and other tax benefits allocated to the Company, with amortization recognized in the Consolidated Statement of Income as a component of income tax expense. Retrospective application of this guidance was required.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The consolidated balance sheet as of December 31, 2014, changes in stockholder's equity as of December 31, 2013, consolidated statements of income and comprehensive income for the years ended December 31, 2014 and December 31, 2013, respectively, have been adjusted to reflect adoption of this guidance as follows:

	December 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Other assets	$4,685	$(55)	$4,630
Other liabilities	1,889	8	1,897
Retained earnings	8,346	(63)	8,283

	December 31, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Retained earnings	7,512	(54)	7,458

	December 31, 2014			December 31, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance	As Previously Reported	Adjustment	As Reported Under New Guidance
Noninterest expense
Other	$359	$(76)	$283	$368	$(64)	$304
Income before income taxes and including noncontrolling interests	1,080	76	1,156	844	64	908
Income tax expense	274	85	359	195	84	279
Net Income Attributable to MUAH	$825	$(9)	$816	$667	$(20)	$647
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold and securities purchased under resale agreements, which have original maturities less than 90 days.
Resale and Repurchase Agreements
Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price. These agreements, accounted for as collateralized financings, are recorded at the amounts at which the securities were acquired or sold, plus accrued interest, and are carried at amortized cost. The Company's policy is to obtain possession of collateral with a market value equal to or in excess of the principal amount financed under resale agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Realized gains and losses on the sale of available for sale securities are included in noninterest income. The specific identification method is used to calculate realized gains and losses on sales.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is calculated by applying loss factors to outstanding loans and most unused commitments, based on the internal risk rating of such loans. Loss factors are based on historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management's evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the computation of the loss factors. Loss factors for individually rated credits are derived from a loan migration application that tracks historical losses over an economic cycle, which management believes captures the inherent losses in our loan portfolio.
For the consumer portfolio segment, loans are generally pooled by product type with similar risk characteristics. The Company estimates the allowance for loans collectively evaluated for impairment based on forecasted losses. For the purchased credit-impaired segment, we charge the provision for loan losses, resulting in an increase to the allowance for loan losses when there is a probable decrease in expected cash flows.
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
Intangible assets that have indefinite lives are tested for impairment at least annually, and more frequently in certain circumstances. Intangible assets that have finite lives, which include core deposit intangibles, customer relationships, non-compete agreements and trade names, are amortized either using the straight-line method or a method that patterns the consumption of the economic benefit. Intangible assets are amortized over their estimated periods of benefit, which range from three to forty years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate impairment exists.
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
The Company invests in limited liability partnerships and other entities operating qualified affordable housing projects. These LIHC investments provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. The LIHC investments are initially recorded at cost, and are subsequently accounted for under the proportional amortization method, when such requirements are met to apply that methodology. Under the proportional amortization method, the Company amortizes the initial investment in proportion to the tax credits and other tax benefits allocated to the Company, with amortization recognized in the statement of income as a component of income tax expense. When the requirements are not met to apply the proportional amortization method, the investment is accounted for under the equity method of accounting with equity method losses recorded in noninterest expense. LIHC investments are reviewed periodically for impairment.
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
For fair value hedges, any ineffectiveness is recognized in noninterest expense in the period in which it arises. For cash flow hedges, only ineffectiveness resulting from over-hedging is recorded in earnings as an adjustment to noninterest expense, with other changes in the fair value of the derivative instrument recognized in other comprehensive income. For cash flow hedges of interest rate risk, the amount in other comprehensive income is subsequently reclassified to net interest income in the period in which the cash flow from the hedged item is recognized in earnings. If a derivative instrument is no longer determined to be highly effective as a

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

designated hedge, hedge accounting is discontinued and subsequent fair value adjustments of the derivative instrument are recorded in earnings.
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
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-9, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the standard requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning on January 1, 2018. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the completion of the employee’s requisite service period is a performance condition under the accounting guidance for share-based awards. The standard clarifies that the performance target would not be reflected in estimating the fair value of the award at the grant date. Instead, compensation cost for the award would be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity
In November 2014, the FASB issued ASU 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity, which provides guidance on identifying whether the host contract in certain hybrid instruments is in the form of debt or equity. Such identification impacts the analysis of whether an embedded derivative exists in the instrument. The standard requires an entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). Under this approach, an entity would determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Adoption of this guidance will not significantly impact the Company’s financial position or result of operations.
Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which removes the concept of extraordinary items from GAAP and eliminates the requirement for extraordinary items to be separately presented in the statement of income. The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. The guidance may be applied either prospectively or retrospectively. Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.
Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, which is intended to improve current GAAP by making changes to targeted areas of the consolidation guidance. This standard simplifies current GAAP as it reduces the number of consolidation models by eliminating specialized consolidation guidance for certain investment funds that are exempt from applying the VIE model. The standard also changes the determination of whether limited partnerships and similar entities are VIEs or voting interest entities, the evaluation of the fees paid to decision makers and the application of the related-party guidance in determining whether a controlling financial interest exists. The guidance is effective for periods beginning on January 1, 2016, with early adoption permitted. The standard may be applied using a modified or full retrospective approach.  Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, which now requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments. The guidance is effective for periods beginning on January 1, 2016, with early adoption permitted and the standard must be applied retrospectively. Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.
Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets
In April 2015, the FASB issued ASU 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which provides an employer whose fiscal year-end does not coincide with a calendar month-end a practical expedient to measure defined benefit retirement obligations and related plan assets using the month-end that is closest to its fiscal year-end (rather than the exact date of the fiscal year-end). For an employer that has a significant event in an interim period that calls for a remeasurement of defined benefit plan assets and obligations (such as a plan amendment, settlement, or curtailment), the ASU also provides a practical expedient that permits the employer to remeasure defined benefit plan assets and obligations using the month-end that is closest to the date of the significant event (rather than the exact date of the event). The guidance is effective for interim and annual periods beginning on January 1, 2016, with early adoption permitted. Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)
In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), which removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. Instead, an entity would be required to include those investments as a reconciling line item so that the total fair value amount of investments in the disclosure is consistent with the amount on the balance sheet. The guidance is effective for interim and annual periods beginning on January 1, 2016 and should be applied retrospectively to all periods presented. Earlier application is permitted. Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.

Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

In August 2015, the FASB issued ASU 2015-15, which clarifies that an entity may present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize them ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement, as opposed to presenting such costs as a direct reduction from the carrying amount of any associated debt liability. This guidance is effective upon adoption of ASU 2015-03, which is effective for periods beginning January 1, 2016, unless early adopted. Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.
Simplifying the Accounting for Measurement-Period Adjustments
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior period financial statements for measurement period adjustments. Instead, the new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The guidance is effective for interim and annual periods beginning on January 1, 2016 and should be applied prospectively to measurement period adjustments that occur after the effective date, with early adoption permitted. Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the accounting, presentation, and disclosure requirements for certain financial instruments. The standard requires that all equity investments be recorded at fair value through net income (other than those accounted for under equity method or result in consolidation of the investee); however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The standard also requires an entity present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability under the fair value option. The standard also clarifies that an entity must evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. In addition, the standard amends the presentation and disclosure requirements for financial instruments and now requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted for the amendments to the accounting for financial liabilities under the fair value option. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases,  which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

those leases (where lease terms are greater than twelve months).  The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for interim and annual periods beginning January 1, 2019 and requires a modified retrospective approach to adoption.  Earlier application is permitted.  Management is currently assessing the impact of the guidance on the Company’s financial position and results of operations.

Note 2—Securities
Securities Available for Sale
At December 31, 2015 and 2014, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities are presented below.

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$596	$1	$3	$594
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,298	1	98	7,201
Privately issued	150	2	1	151
Privately issued - commercial mortgage-backed securities	1,566	5	25	1,546
Collateralized loan obligations	3,266	1	34	3,233
Other	7	—	—	7
Asset Liability Management securities	12,883	10	161	12,732
Other debt securities:
Direct bank purchase bonds	1,549	45	22	1,572
Other	32	—	—	32
Equity securities	6	2	—	8
Total securities available for sale	$14,470	$57	$183	$14,344

	December 31, 2014
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$7,649	$2	$91	$7,560
Privately issued	166	3	1	168
Privately issued - commercial mortgage-backed securities	1,689	15	13	1,691
Collateralized loan obligations	2,527	4	37	2,494
Other	8	1	—	9
Asset Liability Management securities	12,039	25	142	11,922
Other debt securities:
Direct bank purchase bonds	1,719	49	27	1,741
Other	53	—	1	52
Equity securities	8	2	1	9
Total securities available for sale	$13,819	$76	$171	$13,724

Note 2—Securities (Continued)

The Company's securities available for sale with a continuous unrealized loss position at December 31, 2015 and 2014 are shown below, identified for periods less than 12 months and 12 months or more.

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$295	$3	$—	$—	$295	$3
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	4,692	57	2,278	41	6,970	98
Privately issued	39	—	38	1	77	1
Privately issued - commercial mortgage-backed securities	1,154	24	65	1	1,219	25
Collateralized loan obligations	1,497	11	1,290	23	2,787	34
Asset Liability Management securities	7,677	95	3,671	66	11,348	161
Other debt securities:
Direct bank purchase bonds	157	4	686	18	843	22
Other	2	—	—	—	2	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$7,836	$99	$4,362	$84	$12,198	$183

	December 31, 2014
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$611	$1	$6,258	$90	$6,869	$91
Privately issued	9	—	49	1	58	1
Privately issued - commercial mortgage-backed securities	143	—	842	13	985	13
Collateralized loan obligations	657	6	1,481	31	2,138	37
Other	—	—	1	—	1	—
Asset Liability Management securities	1,420	7	8,631	135	10,051	142
Other debt securities:
Direct bank purchase bonds	75	3	937	24	1,012	27
Other	—	—	22	1	22	1
Equity Securities	1	1	5	—	6	1
Total securities available for sale	$1,496	$11	$9,595	$160	$11,091	$171
At December 31, 2015, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At December 31, 2015, the Company expects to recover the entire amortized cost

Note 2—Securities (Continued)

basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2015, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimated the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2015, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2015
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$—	$594	$—	$594
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	19	388	6,794	7,201
Privately issued	—	3	—	148	151
Privately issued - commercial mortgage-backed securities	—	—	36	1,510	1,546
Collateralized loan obligations	—	16	1,804	1,413	3,233
Other	—	2	5	—	7
Asset Liability Management securities	—	40	2,827	9,865	12,732
Other debt securities:
Direct bank purchase bonds	73	353	665	481	1,572
Other	—	1	—	31	32
Total debt securities available for sale	$73	$394	$3,492	$10,377	$14,336

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the years ended December 31, 2015, 2014 and 2013 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Gross realized gains	$22	$23	$190
Gross realized losses	1	—	3
Securities Held to Maturity
The securities held to maturity consist of RMBS, CMBS, U.S. Treasury securities and U.S. government-sponsored agency securities. Management has asserted the positive intent and ability to hold these securities to maturity. At December 31, 2015 and 2014, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below.

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$489	$—	$—	$489	$4	$—	$493
U.S. government-sponsored agencies	220	—	—	220	—	4	216
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,831	4	53	7,782	49	41	7,790
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,740	—	73	1,667	46	5	1,708
Total securities held to maturity	$10,280	$4	$126	$10,158	$99	$50	$10,207

	December 31, 2014
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$486	$—	$—	$486	$3	$—	$489
U.S. government-sponsored agencies	125	—	—	125	—	—	125
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	6,002	6	66	5,942	76	5	6,013
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,820	—	82	1,738	53	6	1,785
Total securities held to maturity	$8,433	$6	$148	$8,291	$132	$11	$8,412

Amortized cost is defined as the original purchase cost, adjusted for any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings. The carrying amount is the difference between the amortized cost and the amount recognized in OCI. The amount

Note 2—Securities (Continued)

recognized in OCI primarily reflects the unrealized gain or loss at date of transfer from available for sale to the held to maturity classification, net of amortization, which is recorded in interest income on securities.
The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2015 and 2014 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government-sponsored agencies	$196	$—	$4	$—	$—	$—	$196	$—	$4
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	3,297	—	39	1,705	53	2	5,002	53	41
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	197	—	1	1,428	73	4	1,625	73	5
Total securities held to maturity	$3,690	$—	$44	$3,133	$126	$6	$6,823	$126	$50

	December 31, 2014
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$399	$—	$1	$2,341	$66	$4	$2,740	$66	$5
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	134	—	—	1,552	82	6	1,686	82	6
Total securities held to maturity	$533	$—	$1	$3,893	$148	$10	$4,426	$148	$11

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2015
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$489	$493	$—	$—	$—	$—	$489	$493
U.S. government-sponsored agencies	—	—	220	216	—	—	220	216
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	99	100	7,683	7,690	7,782	7,790
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	50	799	835	819	823	1,667	1,708
Total securities held to maturity	$538	$543	$1,118	$1,151	$8,502	$8,513	$10,158	$10,207

Securities Pledged as Collateral
At December 31, 2015, the Company had $2.7 billion of securities available for sale pledged as collateral to secure public and trust department deposits, where the secured party cannot resell or repledge such securities. At December 31, 2015 and December 31, 2014, the Company accepted securities as collateral for reverse repurchase agreements that it is permitted by contract to sell or repledge of $24 million and $61 million, respectively, none of which has been sold or repledged. These securities received as collateral are not recognized on the Company's balance sheet. For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at December 31, 2015 and 2014.

	December 31,
(Dollars in millions)	2015	2014
Loans held for investment:
Commercial and industrial	$29,730	$27,623
Commercial mortgage	13,904	14,016
Construction	2,297	1,746
Lease financing	737	800
Total commercial portfolio	46,668	44,185
Residential mortgage	27,344	28,977
Home equity and other consumer loans	3,251	3,117
Total consumer portfolio	30,595	32,094
Total loans held for investment, before purchased credit-impaired loans	77,263	76,279
Purchased credit-impaired loans(1)	336	525
Total loans held for investment(2)	77,599	76,804
Allowance for loan losses	(721)	(537)
Loans held for investment, net	$76,878	$76,267

(1)
Includes $19 million and $126 million as of December 31, 2015 and December 31, 2014, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements.

(2)Includes $100 million and $151 million at December 31, 2015 and December 31, 2014, respectively, for net unamortized (discounts)
and premiums and deferred (fees) and costs.

Allowance for Loan Losses
The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$465	$49	$3	$20	$537
(Reversal of) provision for loan losses	199	6	9	—	214
Other	(2)	—	—	—	(2)
Loans charged-off	(28)	(8)	(12)	—	(48)
Recoveries of loans previously charged-off	17	2	1	—	20
Allowance for loan losses, end of period	$651	$49	$1	$20	$721

	For the Year Ended December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$421	$69	$1	$77	$568
(Reversal of) provision for loan losses	52	(13)	2	(57)	(16)
Other	(3)	—	—	—	(3)
Loans charged-off	(38)	(11)	(1)	—	(50)
Recoveries of loans previously charged-off	33	4	1	—	38
Allowance for loan losses, end of period	$465	$49	$3	$20	$537

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2013
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$418	$124	$1	$110	$653
(Reversal of) provision for loan losses	18	(29)	(9)	(33)	(53)
Loans charged-off	(44)	(30)	(3)	—	(77)
Recoveries of loans previously charged-off	29	4	12	—	45
Allowance for loan losses, end of period	$421	$69	$1	$77	$568
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2015 and 2014.

	December 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$101	$13	$—	$—	$114
Collectively evaluated for impairment	550	36	—	20	606
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$651	$49	$1	$20	$721
Loans held for investment:
Individually evaluated for impairment	$525	$307	$1	$—	$833
Collectively evaluated for impairment	46,143	30,288	—	—	76,431
Purchased credit-impaired loans	—	—	335	—	335
Total loans held for investment	$46,668	$30,595	$336	$—	$77,599

	December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$18	$16	$—	$—	$34
Collectively evaluated for impairment	447	33	—	20	500
Purchased credit-impaired loans	—	—	3	—	3
Total allowance for loan losses	$465	$49	$3	$20	$537
Loans held for investment:
Collectively evaluated for impairment	$164	$338	$1	$—	$503
Collectively evaluated for impairment	44,021	31,756	—	—	75,777
Purchased credit-impaired loans	—	—	524	—	524
Total loans held for investment	$44,185	$32,094	$525	$—	$76,804

Note 3—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2015 and 2014.

	December 31,
(Dollars in millions)	2015	2014
Commercial and industrial	$284	$55
Commercial mortgage	37	40
Total commercial portfolio	321	95
Residential mortgage	190	231
Home equity and other consumer loans	35	40
Total consumer portfolio	225	271
Total nonaccrual loans, before purchased credit-impaired loans	546	366
Purchased credit-impaired loans	6	9
Total nonaccrual loans	$552	$375
Troubled debt restructured loans that continue to accrue interest	$413	$283
Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$409	$184

The following tables show an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of December 31, 2015 and 2014.

	December 31, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$30,446	$15	$6	$21	$30,467
Commercial mortgage	13,880	17	7	24	13,904
Construction	2,292	5	—	5	2,297
Total commercial portfolio	46,618	37	13	50	46,668
Residential mortgage	27,206	92	46	138	27,344
Home equity and other consumer loans	3,225	14	12	26	3,251
Total consumer portfolio	30,431	106	58	164	30,595
Total loans held for investment, excluding purchased credit-impaired loans	$77,049	$143	$71	$214	$77,263

	December 31, 2014
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$28,392	$19	$12	$31	$28,423
Commercial mortgage	13,991	21	4	25	14,016
Construction	1,744	2	—	2	1,746
Total commercial portfolio	44,127	42	16	58	44,185
Residential mortgage	28,802	112	63	175	28,977
Home equity and other consumer loans	3,084	20	13	33	3,117
Total consumer portfolio	31,886	132	76	208	32,094
Total loans held for investment, excluding purchased credit-impaired loans	$76,013	$174	$92	$266	$76,279
Loans 90 days or more past due and still accruing totaled $2 million and $3 million at December 31, 2015 and 2014, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $16 million and $47 million at December 31, 2015 and 2014.

Note 3—Loans and Allowance for Loan Losses (Continued)

Credit Quality Indicators
Management analyzes the Company's loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. Loans within the commercial portfolio segment are classified as either pass or criticized. Criticized credits are those that are internally risk rated as special mention, substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk rated as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.
The following tables summarize the loans in the commercial portfolio segment and commercial loans outstanding within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings, excluding $1 million and $98 million covered by FDIC loss share agreements, at December 31, 2015 and 2014, respectively. The amounts presented reflect unpaid principal balances less charge-offs.

	December 31, 2015
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$28,228	$844	$1,265	$30,337
Commercial mortgage	13,470	139	149	13,758
Construction	2,240	57	—	2,297
Total commercial portfolio	43,938	1,040	1,414	46,392
Purchased credit-impaired loans	40	12	61	113
Total	$43,978	$1,052	$1,475	$46,505

At December 31, 2015, the commercial portfolio includes $1,226 million in criticized loans within the oil and gas industry sector of the portfolio. Criticized loans include both special mention and classified loans.

	December 31, 2014
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,471	$452	$360	$28,283
Commercial mortgage	13,522	128	183	13,833
Construction	1,729	18	—	1,747
Total commercial portfolio	42,722	598	543	43,863
Purchased credit-impaired loans	37	38	128	203
Total	$42,759	$636	$671	$44,066
The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $18 million and $28 million of loans covered by FDIC loss share agreements, at December 31, 2015 and 2014, respectively.

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,154	$190	$27,344
Home equity and other consumer loans	3,216	35	3,251
Total consumer portfolio	30,370	225	30,595
Purchased credit-impaired loans	148	—	148
Total	$30,518	$225	$30,743

	December 31, 2014
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,746	$231	$28,977
Home equity and other consumer loans	3,077	40	3,117
Total consumer portfolio	31,823	271	32,094
Purchased credit-impaired loans	196	—	196
Total	$32,019	$271	$32,290
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
The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at December 31, 2015 and 2014. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	December 31, 2015
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,209	$5,412	$488	$27,109
Home equity and other consumer loans	2,276	818	85	3,179
Total consumer portfolio	23,485	6,230	573	30,288
Purchased credit-impaired loans	60	76	12	148
Total	$23,545	$6,306	$585	$30,436
percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2014
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,505	$5,717	$493	$28,715
Home equity and other consumer loans	2,209	754	83	3,046
Total consumer portfolio	24,714	6,471	576	31,761
Purchased credit-impaired loans	73	111	13	197
Total	$24,787	$6,582	$589	$31,958
percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,143	$804	$52	$110	$27,109
Home equity loans	2,190	217	83	55	2,545
Total consumer portfolio	28,333	1,021	135	165	29,654
Purchased credit-impaired loans	106	32	9	—	147
Total	$28,439	$1,053	$144	$165	$29,801
percentage of total	95%	4%	—%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2014
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,162	$1,430	$92	$31	$28,715
Home equity loans	2,364	270	118	50	2,802
Total consumer portfolio	29,526	1,700	210	81	31,517
Purchased credit-impaired loans	131	45	18	1	195
Total	$29,657	$1,745	$228	$82	$31,712
percentage of total	94%	5%	1%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.
Troubled Debt Restructurings
The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2015 and 2014. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $98 million and $33 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2015 and 2014, respectively.

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31,
(Dollars in millions)	2015	2014
Commercial and industrial	$499	$100
Commercial mortgage	16	28
Total commercial portfolio	515	128
Residential mortgage	276	308
Home equity and other consumer loans	31	30
Total consumer portfolio	307	338
Total restructured loans, excluding purchased credit-impaired loans	$822	$466

In 2015, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications in the year ended December 31, 2015 were de minimis. Charge-offs related to TDR modifications totaled $2 million for the year ended December 31, 2014. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.
The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the years ended December 31, 2015 and 2014.

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$495	$495	$111	$111
Commercial mortgage	9	9	23	23
Total commercial portfolio	504	504	134	134
Residential mortgage	18	18	28	27
Home equity and other consumer loans	7	7	11	11
Total consumer portfolio	25	25	39	38
Total	$529	$529	$173	$172

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.
The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2015 and 2014, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

	December 31,
(Dollars in millions)	2015	2014
Commercial and industrial	$25	$10
Commercial mortgage	4	8
Total commercial portfolio	29	18
Residential mortgage	4	8
Home equity and other consumer loans	—	1
Total consumer portfolio	4	9
Total	$33	$27

Note 3—Loans and Allowance for Loan Losses (Continued)

For the consumer portfolio, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses for situations where impairment is measured using the present value of expected future cash flows discounted at the loan's effective interest rate.
Loan Impairment
Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, and commercial mortgage loan portfolios and loans modified in a TDR. The Company records an impairment allowance when the value of an impaired loan is less than the recorded investment in the loan.
The following tables show information about impaired loans by class as of December 31, 2015 and 2014.

	December 31, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$363	$142	$505	$100	$377	$144
Commercial mortgage	14	6	20	1	15	9
Total commercial portfolio	377	148	525	101	392	153
Residential mortgage	183	93	276	13	199	109
Home equity and other consumer loans	9	22	31	—	10	35
Total consumer portfolio	192	115	307	13	209	144
Total, excluding purchased credit-impaired loans	569	263	832	114	601	297
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$570	$263	$833	$114	$602	$297

	December 31, 2014
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$89	$35	$124	$14	$120	$39
Commercial mortgage	37	3	40	4	39	3
Total commercial portfolio	126	38	164	18	159	42
Residential mortgage	198	110	308	16	211	127
Home equity and other consumer loans	6	24	30	—	7	37
Total consumer portfolio	204	134	338	16	218	164
Total, excluding purchased credit-impaired loans	330	172	502	34	377	206
Purchased credit-impaired loans	—	1	1	—	—	2
Total	$330	$173	$503	$34	$377	$208

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2015, 2014 and 2013 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	Years Ended December 31,
	2015		2014		2013
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$241	$6	$188	$5	$243	$14
Commercial mortgage	28	1	36	2	53	9
Construction	—	—	—	—	8	3
Total commercial portfolio	269	7	224	7	304	26
Residential mortgage	294	9	310	10	293	10
Home equity and other consumer loans	30	2	27	2	22	1
Total consumer portfolio	324	11	337	12	315	11
Total, excluding purchased credit-impaired loans	593	18	561	19	619	37
Purchased credit-impaired loans	2	—	2	—	4	—
Total	$595	$18	$563	$19	$623	$37
The Company transferred a net $397 million and $203 million of commercial loans from held for investment to held for sale during 2015 and 2014, respectively. Proceeds from the sale of commercial loans were $380 million and $196 million during 2015 and 2014, respectively. The Company transferred $810 million of consumer loans from held for investment to held for sale which were all sold during 2015 with proceeds from sale of $827 million. No consumer loans were sold or transferred from held for investment to held for sale during 2014.
Loans Acquired in Business Combinations
The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (purchased credit-impaired loans). The following table presents the outstanding balances and carrying amounts of the Company's purchased credit-impaired loans at December 31, 2015 and 2014.

(Dollars in millions)	December 31, 2015	December 31, 2014
Total outstanding balance	$567	$889
Carrying amount	330	516
The accretable yield for purchased credit-impaired loans for the years ended December 31, 2015, 2014, and 2013 was as follows:

	For the Year Ended December 31,
(Dollars in millions)	2015	2014	2013
Accretable yield, beginning of period	$288	$378	$590
Additions	—	—	31
Accretion	(151)	(268)	(336)
Reclassifications from nonaccretable difference during the period	58	178	93
Accretable yield, end of period	$195	$288	$378

Note 3—Loans and Allowance for Loan Losses (Continued)

Loan Concentrations
The Company's most significant concentration of credit risk within its loan portfolio includes residential mortgage loans, commercial real estate loans, and commercial and industrial loans made to the financial and insurance industry, power and utilities industry, oil and gas industry, and manufacturing industry. At December 31, 2015, the Company had $27.3 billion in residential mortgage loans, primarily in California. The Company had $16.7 billion in loans made to the commercial real estate industry and an additional $5.4 billion in unfunded commitments. At December 31, 2015, the Company had $6.5 billion in loans made to the financial and insurance industry and an additional $4.5 billion in unfunded commitments. At December 31, 2015, the Company had $4.5 billion in loans made to the power and utilities industry and an additional $6.8 billion in unfunded commitments. At December 31, 2015, the Company had $3.7 billion in loans made to the oil and gas industry and an additional $3.7 billion in unfunded commitments. At December 31, 2015, the Company had $3.7 billion in loans made to the manufacturing industry and an additional $3.6 billion in unfunded commitments.
Note 4—Premises and Equipment and Other Assets
Premises and Equipment
Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2015 and 2014, the amounts were as follows:

	December 31,
	2015			2014
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$140	$—	$140	$148	$—	$148
Premises	598	(342)	256	601	(334)	267
Leasehold improvements	331	(236)	95	301	(230)	71
Furniture, fixtures and equipment	671	(554)	117	682	(547)	135
Total	$1,740	$(1,132)	$608	$1,732	$(1,111)	$621
Rental, depreciation and amortization expenses were as follows:

	For the Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Rental expense of premises	$129	$113	$111
Less: rental income	24	10	9
Net rental expense	$105	$103	$102
Depreciation and amortization of premises and equipment	$96	$103	$110
Future minimum lease payments at December 31, 2015 were as follows:

(Dollars in millions)	2015
Years ending December 31,:
2016	$128
2017	120
2018	110
2019	95
2020	83
Thereafter	443
Total minimum lease payments	$979
Minimum rental income due in the future under subleases	$106

Note 4—Premises and Equipment and Other Assets (Continued)

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
At December 31, 2015 and 2014, the Company had a liability of $6 million for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated in cases where management has sufficient information to estimate the obligation's fair value.
Other Assets
The following table shows the balances of other assets as of December 31, 2015 and 2014.

(Dollars in millions)	December 31, 2015	December 31, 2014
Other investments	$2,953	$2,695
Software	364	275
Intangible assets	206	240
OREO	31	36
Other	1,823	1,384
Total other assets	$5,377	$4,630

Note 5—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2015 and 2014 are shown in the table below.

(Dollars in millions)	2015	2014
Goodwill, beginning of year	$3,225	$3,228
Net change from business combinations	—	(3)
Goodwill, end of year	$3,225	$3,225
As discussed in Note 21 Business Segments, the composition of the Company's reportable segments, including goodwill reporting units, was revised during the fourth quarter of 2015. Goodwill was reassigned to the new reporting units using a relative fair value allocation.
For impairment testing, goodwill was assigned to the following operating segments at December 31, 2015 and 2014:

(Dollars in millions)	2015	2014
Regional Bank	$2,126	$2,126
U.S. Wholesale Banking	407	407
Transaction Banking	251	251
Investment Banking & Markets	427	427
Asian Corporate Banking	14	14
Goodwill, end of year	$3,225	$3,225
The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test was performed as of April 1, 2015 and 2014. The Company also performed an impairment test of goodwill as of October 1, 2015 as a result of the reassignment of goodwill to the new operating segments discussed

Note 5—Goodwill and Other Intangible Assets (Continued)

above. Based on these tests, we concluded that goodwill allocated to our reporting units was not impaired at December 31, 2015. Fair values of the Company's reporting units exceeded their carrying amounts and did not generally represent a significant risk of goodwill impairment based on current projections and valuations.
Intangible Assets
The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2015 and 2014.

	December 31, 2015			December 31, 2014
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$565	$(497)	$68	$565	$(468)	$97
Trade names	114	(24)	90	114	(21)	93
Customer relationships	57	(30)	27	60	(25)	35
Other	40	(19)	21	29	(14)	15
Total intangible assets with a definite useful life	$776	$(570)	$206	$768	$(528)	$240
Total amortization expense for 2015, 2014 and 2013 was $40 million, $53 million and $65 million, respectively.
Estimated future amortization expense at December 31, 2015 is as follows:

(Dollars in millions)	Core Deposit Intangibles	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31, :
2016	$18	$3	$4	$4	$29
2017	14	3	4	3	24
2018	7	3	3	2	15
2019	6	3	3	2	14
2020	5	3	3	2	13
Thereafter	18	75	10	8	111
Total estimated amortization expense	$68	$90	$27	$21	$206
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

Note 6—Variable Interest Entities (Continued)

Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at December 31, 2015 and 2014.

	December 31, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$178	$187	$—	$—
Leasing investments	21	588	156	765	59	59
Total consolidated VIEs	$30	$588	$334	$952	$59	$59

	December 31, 2014
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$230	$239	$—	$—
Leasing investments	10	653	147	810	80	80
Total consolidated VIEs	$19	$653	$377	$1,049	$80	$80

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
Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at December 31, 2015 and 2014. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During 2015, 2014, and 2013, the Company had noncash increases in unfunded commitments on LIHC investments of $177 million, $226 million and $130 million, respectively, included within other liabilities.

Note 6—Variable Interest Entities (Continued)

		December 31, 2015
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$220	$1,166	$1,411	$424	$424	$1,411
Leasing investments	5	—	20	1,200	1,225	61	61	1,245
Other investments	—	—	49	10	59	—	—	60
Total unconsolidated VIEs	$5	$25	$289	$2,376	$2,695	$485	$485	$2,716

	December 31, 2014
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments (1)	$25	$163	$1,101	$1,289	$433	$433	$1,289
Leasing investments	—	21	886	907	55	55	923
Other investments	—	29	20	49	—	—	51
Total unconsolidated VIEs	$25	$213	$2,007	$2,245	$488	$488	$2,263

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015	2014
(Dollars in millions)
Income (loss) from LIHC investments included in other noninterest expense	15	11
Amortization of LIHC investments included in income tax expense	118	116
Tax credits and other tax benefits from LIHC investments included in income tax expense	175	164

Leasing Investments
The unconsolidated VIEs related to leasing investments are primarily renewable energy investments. Through its subsidiaries, the Company makes equity investments in LLCs established by third party sponsors. The LLCs are created to operate and manage wind, solar, hydroelectric and cogeneration power plant projects. Power generated by the projects is sold to third parties through long-term purchase power agreements. As a limited investor member, the Company is allocated production tax credits and taxable income or losses associated with the projects. The Company has no voting or other rights to direct the activities of the LLCs, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Other Investments
The Company has other investments in structures formed by third parties. The Company has no voting

Note 6—Variable Interest Entities (Continued)

or other rights to direct the activities of the investments that would most significantly impact the entities’ performance, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Note 7—Deposits
The aggregate amount of time deposits that meet or exceed the FDIC insurance limit was $3.1 billion and $4.0 billion at December 31, 2015 and 2014, respectively.
At December 31, 2015, the Company had $7.8 billion in interest bearing time deposits. Maturity information for all interest bearing time deposits is summarized below.

(Dollars in millions)	December 31, 2015
Due in one year or less	$5,323
Due after one year through two years	1,229
Due after two years through three years	929
Due after three years through four years	185
Due after four years through five years	110
Due after five years	4
Total	$7,780

Note 8—Commercial Paper and Other Short-Term Borrowings
The following is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2015	December 31, 2014
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.30% and 0.12% at December 31, 2015 and December 31, 2014, respectively	$44	$111
Commercial paper, with a weighted average interest rate of 0.23% and 0.16% at December 31, 2015 and December 31, 2014, respectively	994	2,593
Total commercial paper and other short-term borrowings	$1,038	$2,704
In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2018. For additional information regarding the Company's revolving credit facility with BTMU, see Note 20 to our Consolidated Financial Statements included in this Form 10-K.
At December 31, 2015, federal funds purchased and securities sold under repurchase agreements had a weighted average remaining maturity of 4 days. The commercial paper outstanding had a weighted average remaining maturity of 40 days.

Note 9—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	December 31, 2015	December 31, 2014
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 0.91% at December 31, 2015	$250	$—
Fixed rate 1.625% notes due February 2018	450	—
Fixed rate 2.25% notes due February 2020	1,000	—
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 3.00% notes due February 2025	498	—
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 1.98% at December 31, 2015 and 1.63% at December 31, 2014	300	300
Junior subordinated debt payable to trusts(1):
Floating rate notes due September 2036. These notes bear a combined weighted-average rate of 2.21% at December 31, 2015 and 2.35% at December 31, 2014	36	52
Total debt issued by MUAH	2,932	750
Debt issued by MUB and other subsidiaries
Senior debt:
Fixed rate FHLB of San Francisco advances due February 2016. These notes bear a combined weighted-average rate of 2.50% at December 31, 2015 and 2.56% at December 31, 2014	500	800
Fixed rate 3.00% notes due June 2016	700	700
Fixed rate 1.50% notes due September 2016	499	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.35% at December 31, 2015 and 1.00% at December 31, 2014	500	500
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 0.73% at December 31, 2015 and 0.63% at December 31, 2014	250	250
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	1,000	1,000
Fixed rate 2.250% notes due May 2019	502	499
Senior debt due to BTMU:
Floating rate debt due January 2018. These notes, which bear interest at 0.85% above 1-month LIBOR, had a rate of 1.09% at December 31, 2015	1,000	—
Floating rate debt notes due January 2018. These notes, which bear interest at 0.87% above 1-month LIBOR, had a rate of 1.11% at December 31, 2015	1,500	—
Floating rate debt notes due January 2018. These notes, which bear interest at 1.03% above 1-month LIBOR, had a rate of 1.27% at December 31, 2015	1,000	—
Subordinated debt:
Fixed rate 5.95% notes due May 2016	703	711
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 1.80% at December 31, 2015 and 1.45% at December 31, 2014	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.92% at December 31, 2015 and December 31, 2014 (1)	14	14
Total debt issued by MUB and other subsidiaries	9,417	6,222
Total long-term debt	$12,349	$6,972

(1)	Long-term debt assumed through acquisitions.

Note 9—Long-Term Debt (Continued)

Senior Debt
Certain of the debt issuances are repayable prior to maturity at the Company’s option at a redemption price equal to 100% of par plus accrued interest.
MUAH senior debt is issued under MUAH’s shelf registration statement with the SEC. In January 2015, MUAH filed a new shelf registration statement authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of December 31, 2015, $1.4 billion of debt or other securities were available for issuance.
Bank senior debt is issued as part of the Bank’s $8.0 billion bank note program under which the Bank may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. At December 31, 2015 there is $1.9 billion available for issuance under the program. In January 2016, the bank note program was increased to $12.0 billion.
Senior Debt due to BTMU

Senior debt due to BTMU is an unsecured obligation of the Bank. The Bank may prepay the senior debt prior to the stated maturity date in whole or in part and in an amount of not less than $500,000 dollars. In the case of an event of default in respect to the BTMU Loan (which events are limited to certain bankruptcy or insolvency related events), BTMU may accelerate the payment of the BTMU Loan.

FHLB Senior Debt
The Bank borrows periodically from the FHLB on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. As of December 31, 2015 and 2014, the Bank had pledged loans and securities of $57.1 billion and $54.7 billion, respectively, as collateral for short-term and medium-term advances from the Federal Reserve Bank and FHLB.
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
Subordinated Debt due to BTMU
The terms and conditions of the subordinated debt due to BTMU are equivalent to those which would apply in a similar transaction with a non-related party. The Bank may prepay the subordinated debt prior to the stated maturity in whole or in part on or after June 28, 2018, but only if the Bank obtains prior written approval of the OCC. MUAH may prepay the subordinated debt prior to the stated maturity date in whole or in part on or after December 27, 2018, but only if the Company obtains the prior written approval of the Federal Reserve. The subordinated debt due to BTMU is a junior obligation to MUAH’s and to the Bank's existing and future outstanding senior indebtedness, and qualifies as Tier 2 capital under the federal banking agency risk-based capital guidelines.

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

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Securities Available for Sale:    Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. When available, these securities are classified as Level 1 and include exchange traded equities. If such quoted market prices are not available, management utilizes third-party pricing services and broker quotations from dealers in the specific instruments. These securities are classified as Level 2 and include U.S. Treasuries, U.S. government-sponsored agencies, RMBS and CMBS, CLOs, and certain other debt securities. If no market prices or broker quotes are available, internal pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury yield curves, benchmark yields, consensus prepayment estimates and credit spreads. When pricing model valuations use significant unobservable inputs, the securities are classified as Level 3. These other debt securities primarily include direct bank purchase bonds. The valuation of these securities is based upon a return on equity method, which incorporates a market-required return on capital, probability of default and loss severity.
Other Assets:    Other assets include interest rate hedging contracts and other risk management derivatives; see discussion below on derivatives.
Derivatives:    The Company's derivatives are primarily traded in over-the-counter markets where quoted market prices are not readily available. The Company values its derivatives using pricing models that are widely accepted in the financial services industry with inputs that are observable in the market or can be derived from or corroborated by observable market data. These models reflect the contractual terms of the derivatives including the period to maturity and market observable inputs such as yield curves and option volatility. Valuation adjustments are made to reflect counterparty credit quality and to consider the creditworthiness of the Company. These derivatives, which are included in trading account assets, trading account liabilities, other assets and other liabilities are generally classified as Level 2. Trading account assets and trading account liabilities include Level 3 derivatives comprised of embedded derivatives contained in market-linked CDs and matched over-the-counter options, whose fair value is obtained through unadjusted third party broker quotes, which incorporate significant unobservable inputs.
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

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Premises and Equipment and Intangible Assets:    Premises and equipment and intangible assets are valued at the time they are identified as impaired. Fair value is determined using market pricing for similar assets, adjusted for management judgment. Premises and equipment and intangible assets that are adjusted to fair value are classified as Level 3.

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

            Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014, by major category and by valuation hierarchy level.

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$37	$—	$—	$37
U.S. government-sponsored agency securities	—	106	—	—	106
State and municipal securities	—	3	—	—	3
Commercial Paper	—	25	—	—	25
Interest rate derivative contracts	—	998	4	(163)	839
Commodity derivative contracts	—	408	1	(384)	25
Foreign exchange derivative contracts	1	115	1	(70)	47
Equity derivative contracts	—	—	222	(217)	5
Total trading account assets	1	1,692	228	(834)	1,087
Securities available for sale:
U.S. Treasury	—	594	—	—	594
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	7,201	—	—	7,201
Privately issued	—	151	—	—	151
Privately issued - commercial mortgage-backed securities	—	1,546	—	—	1,546
Collateralized loan obligations	—	3,233	—	—	3,233
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,572	—	1,572
Other	—	1	31	—	32
Equity securities	8	—	—	—	8
Total securities available for sale	8	12,733	1,603	—	14,344
Other assets:
Interest rate hedging contracts	—	73	—	(71)	2
Other derivative contracts	—	4	1	(4)	1
Total other assets	—	77	1	(75)	3
Total assets	$9	$14,502	$1,832	$(909)	$15,434
Percentage of total	—%	94%	12%	(6)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$947	$—	$(775)	$173
Commodity derivative contracts	—	368	1	(61)	308
Foreign exchange derivative contracts	1	91	1	(22)	71
Equity derivative contracts	—	—	221	—	221
Securities sold, not yet purchased	—	23	—	—	23
Total trading account liabilities	2	1,429	223	(858)	796
Other liabilities:
FDIC clawback liability	—	—	112	—	112
Interest rate hedging contracts	—	14	—	(14)	—
Other derivative contracts	—	—	2	—	2
Total other liabilities	—	14	114	(14)	114
Total liabilities	$2	$1,443	$337	$(872)	$910
Percentage of total	—%	159%	37%	(96)%	100%
Percentage of total Company liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$69	$—	$—	$69
U.S. government-sponsored agency securities	—	125	—	—	125
State and municipal securities	—	10	—	—	10
Interest rate derivative contracts	—	928	5	(172)	761
Commodity derivative contracts	—	417	5	(392)	30
Foreign exchange derivative contracts	1	104	1	(63)	43
Equity derivative contracts	—	—	300	(224)	76
Total trading account assets	1	1,653	311	(851)	1,114
Securities available for sale:
U.S. government-sponsored agency securities	—	—	—	—	—
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,560	—	—	7,560
Privately issued	—	168	—	—	168
Privately issued - commercial mortgage-backed securities	—	1,691	—	—	1,691
Collateralized loan obligations	—	2,494	—	—	2,494
Other	—	9	—	—	9
Other debt securities:
Direct bank purchase bonds	—	—	1,741	—	1,741
Other	—	3	49	—	52
Equity securities	9	—	—	—	9
Total securities available for sale	9	11,925	1,790	—	13,724
Other assets:
Interest rate hedging contracts	—	36	—	(36)	—
Other derivative contracts	—	—	2	—	2
Total other assets	—	36	2	(36)	2
Total assets	$10	$13,614	$2,103	$(887)	$14,840
Percentage of total	—%	92%	14%	(6)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$829	$—	$(667)	$163
Commodity derivative contracts	—	403	5	(93)	315
Foreign exchange derivative contracts	1	78	1	(24)	56
Equity derivative contracts	—	—	299	—	299
Securities sold, not yet purchased	—	61	—	—	61
Total trading account liabilities	2	1,371	305	(784)	894
Other liabilities:
FDIC clawback liability	—	—	105	—	105
Interest rate hedging contracts	—	4	—	(3)	1
Other derivative contracts	—	1	2	—	3
Total other liabilities	—	5	107	(3)	109
Total liabilities	$2	$1,376	$412	$(787)	$1,003
Percentage of total	—%	137%	41%	(78)%	100%
Percentage of total Company liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014. Level 3 available for sale securities at December 31, 2015 primarily consist of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Year Ended
	December 31, 2015
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$311	$1,790	$2	$(305)	$(107)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(29)	—	(1)	27	(7)
Included in other comprehensive income	—	1	—	—	—
Purchases/additions	2	148	—	—	—
Sales	—	—	—	(2)	—
Settlements	(56)	(324)	—	57	—
Transfers in (out) of level 3	—	(12)	—	—	—
Asset (liability) balance, end of period	$228	$1,603	$1	$(223)	$(114)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(29)	$—	$(1)	$27	$(7)

	For the Year Ended
	December 31, 2014
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$271	$2,018	$1	$(264)	$(99)
Total gains (losses) (realized/unrealized):
Included in income before taxes	61	—	1	(61)	(8)
Included in other comprehensive income	—	29	—	—	—
Purchases/additions	4	197	—	—	—
Sales	—	—	—	(5)	—
Settlements	(25)	(454)	—	25	—
Asset (liability) balance, end of period	$311	$1,790	$2	$(305)	$(107)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$61	$—	$1	$(61)	$(8)
The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2015.

	December 31, 2015
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,572	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0%	0.5%
			Loss severity	10.0 - 60.0%	30.6%
Other liabilities:
FDIC clawback liability	$112	Discounted cash flow	Probability of default	0.1 - 100.0%	53.1%
			Loss severity	0.0 - 100.0%	43.5%

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2015 and 2014 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2015				Gain (Loss) For the Year Ended December 31, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Loans held for sale	$18	$—	$—	$18	$(3)
Impaired loans	154	—	—	154	(95)
Premises and equipment	—	—	—	—	(6)
Other assets:
OREO	6	—	—	6	(2)
Private equity investments	7	—	—	7	(5)
Intangible assets	2	—	—	2	(4)
Total	$187	$—	$—	$187	$(115)

	December 31, 2014				Gain (Loss) For the Year Ended December 31, 2014
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$109	$—	$—	$109	$(37)
Other assets:
OREO	15	—	—	15	(6)
Total	$124	$—	$—	$124	$(43)
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

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Securities Held to Maturity:    The fair value of U.S. Treasury, U.S. government agency and government-sponsored agencies securities, including RMBS and CMBS classified as held to maturity are based on unadjusted third party pricing service prices.
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
FDIC Indemnification Asset (included in Other assets):    The fair value of the FDIC indemnification asset was estimated using the present value of the cash flows that the Company expects to collect from the FDIC under the loss share agreements.
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
Off-Balance Sheet Instruments:    Commitments to extend credit and issued standby and commercial letters of credit are instruments that generate ongoing fees, which are recognized over the term of the commitment period. The Company maintains an allowance for losses on unfunded credit commitments. A reasonable estimate of the fair value of these instruments is the carrying amount of deferred fees plus the related reserve.

Note 10—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of December 31, 2015 and 2014.

	December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,529	$4,529	$4,529	$—	$—
Securities held to maturity	10,158	10,207	—	10,207	—
Loans held for investment (1)	76,150	77,640	—	—	77,640
Other assets	16	17	—	—	17
Liabilities
Deposits	$84,340	$84,375	$—	$84,375	$—
Commercial paper and other short-term borrowings	1,038	1,038	—	1,038	—
Long-term debt	12,349	12,351	—	12,351	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$243	$243	$—	$—	$243

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2014
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,751	$5,751	$5,751	$—	$—
Securities held to maturity	8,291	8,412	—	8,412	—
Loans held for investment (1)	75,475	77,324	—	—	77,324
Other assets	59	11	—	—	11
Liabilities
Deposits	$86,004	$86,076	$—	$86,076	$—
Commercial paper and other short-term borrowings	2,704	2,704	—	2,704	—
Long-term debt	6,972	7,073	—	7,073	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$269	$269	$—	$—	$269

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging
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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of December 31, 2015 and December 31, 2014, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2015			December 31, 2014
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Cash flow hedges
Interest rate contracts	$15,250	$68	$14	$9,750	$34	$4
Fair value hedges
Interest rate contracts	500	5	—	500	2	—
Not designated as hedging instruments:
Trading
Interest rate contracts	100,932	1,002	948	46,944	933	830
Commodity contracts	3,775	409	369	4,741	422	408
Foreign exchange contracts	5,541	117	93	5,661	106	80
Equity contracts	3,351	222	221	3,797	300	299
Total Trading	113,599	1,750	1,631	61,143	1,761	1,617
Other risk management	251	5	2	286	2	3
Total derivative instruments	$129,600	$1,828	$1,647	$71,679	$1,799	$1,624

We recognized net gains of $3 million and net losses of $1 million on other risk management derivatives for the years ended December 31, 2015 and 2014, respectively, which are included in other noninterest income.
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

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $15.3 billion at December 31, 2015 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At December 31, 2015, the weighted average remaining life of the active cash flow hedges was 3.48 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At December 31, 2015, the Company expects to reclassify approximately $127 million of income from AOCI to net interest income during the year ending December 31, 2016. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to December 31, 2015.
The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholder's equity for derivatives designated as cash flow hedges for the years ended December 31, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)		Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
(Dollars in millions)	2015	2014	Location	2015	2014	Location	2015	2014
Derivatives in cash flow hedging relationships
			Interest income	$168	$115
Interest rate contracts	$195	$126	Interest expense	2	2	Noninterest expense	$1	$2
Total	$195	$126		$170	$117		$1	$2

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
The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$2	$(2)	$—	$2	$(1)	$1
Total	$2	$(2)	$—	$2	$(1)	$1

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the twelve months ended December 31, 2015 and 2014:

	Gain (Loss) Recognized in Income on Derivative Instruments
	For the Years Ended
(Dollars in millions)	December 31, 2015	December 31, 2014
Trading derivatives:
Interest rate contracts	$17	$36
Equity contracts	—	3
Foreign exchange contracts	27	19
Commodity contracts	3	8
Other contracts	—	1
Total	$47	$67
Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Master Repurchase Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

Note 11—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following tables present the offsetting of financial assets and liabilities as of December 31, 2015 and 2014:

	December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,828	$909	$919	$60	$—	$859
Securities purchased under resale agreements	24	—	24	24	—	—
Total	$1,852	$909	$943	$84	$—	$859
Financial Liabilities:
Derivative liabilities	$1,647	$872	$775	$180	$—	$595
Securities sold under repurchase agreements	36	—	36	36	—	—
Total	$1,683	$872	$811	$216	$—	$595

	December 31, 2014
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,799	$887	$912	$113	$—	$799
Securities purchased under resale agreements	62	—	62	61	—	1
Total	$1,861	$887	$974	$174	$—	$800
Financial Liabilities:
Derivative liabilities	$1,624	$787	$837	$162	$—	$675
Securities sold under repurchase agreements	68	—	68	68	—	—
Total	$1,692	$787	$905	$230	$—	$675

Note 12—Accumulated Other Comprehensive Income
The following table presents the change in each of the components of accumulated other comprehensive loss and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2013
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$29	$(11)	$18
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(43)	17	(26)
Net change	(14)	6	(8)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(401)	157	(244)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(178)	70	(108)
Accretion of fair value adjustment on securities available for sale	(75)	30	(45)
Accretion of fair value adjustment on held to maturity securities	(12)	5	(7)
Amortization of net unrealized (gains) losses on held to maturity securities	(137)	54	(83)
Net change	(803)	316	(487)
Foreign currency translation adjustment	(7)	3	(4)
Pension and other benefits:
Recognized net actuarial gain (loss)(1)	116	(46)	70
Pension and other benefits arising during the year	526	(207)	319
Net change	642	(253)	389
Net change in AOCI	$(182)	$72	$(110)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 14 to these consolidated financial statements.

Note 12—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$126	$(50)	$76
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(117)	46	(71)
Net change	9	(4)	5
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	348	(136)	212
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(18)	7	(11)
Accretion of fair value adjustment on securities available for sale	(48)	19	(29)
Amortization of net unrealized (gains) losses on held to maturity securities	19	(8)	11
Net change	301	(118)	183
Foreign currency translation adjustment	(11)	4	(7)
Pension and other benefits:
Amortization of prior service costs(1)	(17)	7	(10)
Recognized net actuarial gain (loss)(1)	62	(24)	38
Pension and other benefits arising during the year	(517)	203	(314)
Net change	(472)	186	(286)
Net change in AOCI	$(173)	$68	$(105)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 14 to these consolidated financial statements.

Note 12—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$195	$(77)	$118
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(170)	67	(103)
Net change	25	(10)	15
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(7)	3	(4)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(20)	8	(12)
Accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(8)	12
Net change	(11)	5	(6)
Foreign currency translation adjustment	(24)	9	(15)
Pension and other benefits:
Amortization of prior service costs(1)	(25)	9	(16)
Recognized net actuarial gain (loss)(1)	121	(47)	74
Pension and other benefits arising during the year	(124)	49	(75)
Net change	(28)	11	(17)
Net change in AOCI	$(38)	$15	$(23)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 14 to these consolidated financial statements.
The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$24	$159	$1	$(698)	$(514)
Other comprehensive income before reclassifications	18	(379)	(4)	—	(365)
Amounts reclassified from accumulated other comprehensive loss	(26)	(108)	—	389	255
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Balance, December 31, 2013	$16	$(328)	$(3)	$(309)	$(624)
Other comprehensive income before reclassifications	76	194	(7)	—	263
Amounts reclassified from accumulated other comprehensive loss	(71)	(11)	—	(286)	(368)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$(729)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$(729)
Other comprehensive income before reclassifications	118	(4)	(15)	(75)	24
Amounts reclassified from accumulated other comprehensive loss	(103)	(2)	—	58	(47)
Balance, December 31, 2015	$36	$(151)	$(25)	$(612)	$(752)

Note 13—Management Stock Plans
In April 2010, the Company adopted the UNBC Plan. Under the UNBC Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Human Capital Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the UNBC Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the UNBC Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and generally become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions.
Under the UNBC Plan, the restricted stock unit participants do not have dividend rights, voting rights or other stockholder rights. The grant date fair value of these awards is equal to the closing price of the MUFG ADRs on date of grant.
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations and the Company assumed the obligations of the HQA Plan. The HQA Plan is substantially similar to the UNBC Plan however, participants in the HQA Plan are entitled to “dividend equivalent credits” on their unvested restricted stock units when MUFG pays dividends to its shareholders. The credit is equal to the dividends that the participants would have received on the shares had the shares been issued to the participants when the restricted stock units were granted. Accumulated dividend equivalents are paid to participants in cash on an annual basis.

Effective June 8, 2015, MUAH amended and restated the HQA Plan as the MUAH Plan. The MUAH Plan is substantially similar to the UNBC and HQA Plans. The Company's future grants will be made under the MUAH Plan only. "Dividend equivalent credits" arising from grants under the MUAH Plan are paid to participants in shares on an annual basis.
The following table is a summary of the UNBC Plan, HQA Plan and MUAH Plan, which together are presented as the "Stock Bonus Plans":

Grant Date	Units Granted	Fair Value of Stock	Vesting Duration	Pro-rata Vesting Date
April 15, 2013	3,656,340	$6.66	3 years	April 15
July 15, 2013	78,725	6.67	3 years	July 15
April 15, 2014	9,135,710	5.40	3 years	April 15
July 10, 2014	56,056	5.91	3 years	July 10
September 15, 2014	46,552	5.80	3 years	September 15
July 15, 2015	11,469,343	7.18	3 years	July 15
July 15, 2015	550,140	7.18	46 months	May 18
December 16, 2015	486,004	6.43	25 months	January 15

The following table is a rollforward of the restricted stock units under the Stock Bonus Plans for the years ended December 31, 2015 and 2014.

	Restricted Stock Units
	2015	2014
Units outstanding, beginning of year	15,101,489	7,851,017
Activity during the year:
HQA Plan units outstanding as of July 1, 2014	—	3,315,313
Granted	12,505,487	9,238,318
Vested	(7,423,603)	(4,351,084)
Forfeited	(774,264)	(952,075)
Units outstanding, end of year	19,409,109	15,101,489

Note 13—Management Stock Plans (Continued)

The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Compensation costs	$54	$34	$21
Tax benefit	21	13	8
Unrecognized compensation costs	63	42	27
Note 14—Employee Pension and Other Postretirement Benefits
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
As of January 1, 2015, the Company's Pension Plan was amended and restated as the MUFG Union Bank, N.A. Retirement Plan.
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
As of January 1, 2015, the Union Bank Health Benefit Plan and the Union Bank Employee Insurance Plan were amended and restated as the MUFG Union Bank, N.A. Health Benefit Plan and MUFG Union Bank, N.A. Employee Insurance Plan, respectively.

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2015 and 2014.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets, beginning of year	$2,897	$2,716	$257	$245
Actual return on plan assets	13	164	(2)	14
Employer contributions	175	100	16	13
Plan participants' contributions	—	—	7	7
Benefits paid	(93)	(83)	(24)	(22)
Fair value of plan assets, end of year	$2,992	$2,897	$254	$257
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

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

The following table provides the fair value by level within the fair value hierarchy of the Company's period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 10 to these consolidated financial statements. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$3	$36	$—	$39
U.S. government securities	—	248	—	248
Corporate bonds	—	476	—	476
Equity securities	284	9	—	293
Real estate funds	—	—	310	310
Limited partnerships	—	152	28	180
Mutual funds	1,435	—	—	1,435
Other	4	20	—	24
Total plan investments	$1,726	$941	$338	$3,005
Accrued dividends and interest receivable				6
Net pending trades				(19)
Total plan assets				$2,992

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$1	$52	$—	$53
U.S. government securities	—	251	—	251
Corporate bonds	—	442	—	442
Equity securities	295	6	—	301
Real estate funds	—	—	270	270
Limited partnerships	—	138	28	166
Mutual funds	1,422	—	—	1,422
Other	6	23	—	29
Total plan investments	$1,724	$912	$298	$2,934
Accrued dividends and interest receivable				7
Net pending trades				(44)
Total plan assets				$2,897

	Level 3 Assets for Year Ended December 31, 2015
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2015	$270	$28	$298
Unrealized gains (losses)	31	4	35
Purchases, issuances, sales, and settlements, net	9	(4)	5
Ending balance—December 31, 2015	$310	$28	$338

	Level 3 Assets for Year Ended December 31, 2014
(Dollars in millions)	Real Estate Funds	Limited Partnership	Total
Beginning balance—January 1, 2014	$242	$22	$264
Unrealized gains (losses)	21	5	26
Purchases, issuances, sales, and settlements, net	7	1	8
Ending balance—December 31, 2014	$270	$28	$298

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$3	—	$3
U.S. government securities	—	34	—	34
Corporate bonds	—	24	—	24
Municipal bonds	—	1	—	1
Equity securities	—	1	—	1
Mutual funds	134	—	—	134
Pooled separate account	—	62	—	62
Total plan investments	$134	$125	$—	$259
Net pending trades				(5)
Total plan assets				$254

	December 31, 2014
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$3	$—	$3
U.S. government securities	—	36	—	36
Corporate bonds	—	23	—	23
Municipal bonds	—	1	—	1
Mutual funds	136	—	—	136
Pooled separate account	—	65	—	65
Total plan investments	$136	$128	$—	$264
Net pending trades				(7)
Total plan assets				$257
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

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

Equity Securities
Equity securities are comprised of common stock and preferred securities. The fair value of common stock is recorded based on quoted market prices obtained from an exchange. These securities are classified as Level 1 measurements based on unadjusted prices for identical instruments in active markets. The fair value of preferred securities is based on discounted cash flow models. These securities are classified as Level 2 measurements based on valuations provided by a third-party pricing provider using observable market data.
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
Mutual Funds
Mutual funds invest in equity securities that seek to track the performance of the S&P 500, S&P Completion and the EAFE® indexes. These funds are valued using an exchange traded net asset value at the end of the period. These mutual funds are classified as Level 1 measurements based on unadjusted quoted prices for identical instruments in active markets.
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

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2015 and 2014. In addition, the table sets forth the over (under) funded status at December 31, 2015 and 2014. This pension benefits table does not include the obligations for the ESBPs.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2015	2014	2015	2014
Accumulated benefit obligation	$2,679	$2,717
Change in benefit obligation
Benefit obligation, beginning of year	$2,817	$2,263	$290	$270
Service cost	96	75	10	10
Interest cost	110	105	12	11
Plan participants' contributions	—	—	7	7
Actuarial loss/(gain)	(114)	607	10	42
Effect of plan amendments	—	(150)	—	(29)
Medicare Part D subsidy	—	—	—	1
Benefits paid	(93)	(83)	(24)	(22)
Benefit obligation, end of year	2,816	2,817	305	290
Fair value of plan assets, end of year	2,992	2,897	254	257
Over (Under) funded status	$176	$80	$(51)	$(33)
The following table illustrates the changes that were reflected in AOCI during 2015, 2014 and 2013. Pension benefits do not include the ESBPs.

	Pension Benefits		Other Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Prior Service Credit	Net Actuarial (Gain) Loss	Prior Service Credit
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2012	$1,042	$—	$80	$—
Arising during the year	(468)	—	(56)	—
Recognized in net income during the year	(107)	—	(7)	—
Balance, December 31, 2013	$467	$—	$17	$—
Arising during the year	636	(150)	46	(28)
Recognized in net income during the year	(59)	12	(1)	5
Balance, December 31, 2014	$1,044	$(138)	$62	$(23)
Arising during the year	89	—	32	—
Recognized in net income during the year	(106)	17	(12)	8
Balance, December 31, 2015	$1,027	$(121)	$82	$(15)

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

At December 31, 2015 and 2014, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2015
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,027	$404	$623	$82	$33	$49
Prior service credit	(121)	(47)	(74)	(15)	(6)	(9)
Pension and other benefits adjustment	906	357	549	67	27	40
Executive Supplemental Benefits Plans
Net actuarial loss	39	15	24	—	—	—
Prior service credit	(2)	(1)	(1)	—	—	—
Executive supplemental benefits plans adjustment	37	14	23	—	—	—
Pension and other benefits adjustment	$943	$371	$572	$67	$27	$40

	December 31, 2014
	Pension Benefits			Other Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,044	$411	$633	$62	$25	$37
Prior service credit	(138)	(54)	(84)	(23)	(9)	(14)
Pension and other benefits adjustment	906	357	549	39	16	23
Executive Supplemental Benefits Plans
Net actuarial loss	39	15	24	—	—	—
Prior service credit	(2)	(1)	(1)	—	—	—
Executive supplemental benefits plans adjustment	37	14	23	—	—	—
Pension and other benefits adjustment	$943	$371	$572	$39	$16	$23

Pension Benefits
Our net actuarial pre-tax losses were unchanged in 2015 from 2014. At December 31, 2015, the net actuarial loss totaled $906 million, which included $1.0 billion of net actuarial loss separated between a non-amortizing amount of $392 million and a $635 million amount subject to amortization over approximately nine years. The non-amortizing amount included $85 million representing the excess of the market value of plan assets over the fair value of plan assets, which is recognized separately through the asset smoothing method over four years. Additionally, the actuarial loss is partially offset by $121 million in prior service credit that is being amortized over 8.46 years. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2016 net periodic pension cost will be $76 million of amortization related to net actuarial losses. We estimate that our total 2016 net periodic pension cost will be approximately $17 million, assuming $150 million of contributions in 2016. Additionally, beginning in 2016, management decided to change the use of the discount rate for determining the service and interest cost components of net periodic cost using individual spot rates versus the average single rate for determining the projected benefit obligation. The primary reasons for the decrease in net periodic pension cost for 2016 compared to $79 million in 2015 are lower amortization of actuarial losses and higher expected return on plan assets due to increased assets. The 2016 estimate for net periodic pension cost was actuarially determined using the individual spot rates of 4.15% for service cost and 3.72% for interest cost, an expected return on plan assets of 7.5% and an expected compensation increase assumption of 4.7%.

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2016 periodic pension cost by $19 million and $16 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2016 periodic pension cost by $2 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2016 periodic pension cost by $21 million and $16 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2016 periodic pension cost by $2 million.
Estimated Future Benefit Payments and Subsidies
The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years and Medicare Part D Subsidies are expected to be received over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits	Medicare Part D Subsidies
Years ending December 31,
2016	$110	$18	$1
2017	126	19	1
2018	136	20	1
2019	145	21	1
2020	153	22	1
Years 2021 - 2025	905	117	7
The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Benefits
	Years Ended December 31,		Years Ended December 31,
	2015	2014	2015	2014
Discount rate in determining net periodic benefit cost prior to Plan amendments	n/a	4.90%	n/a	4.60%
Discount rate in determining net periodic benefit cost after Plan amendments	3.90	4.50	3.80	4.20
Discount rate in determining benefit obligations at year end	4.29	3.90	4.11	3.80
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	n/a	n/a
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	n/a	n/a
Expected return on plan assets	7.50	7.50	7.50	7.50

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits			Other Benefits			Superannuation, SERP and ESBP
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost (1)	$96	$81	$87	$10	$10	$14	$1	$1	$1
Interest cost	110	105	99	12	11	11	2	4	3
Expected return on plan assets	(216)	(193)	(166)	(19)	(18)	(15)	—	—	—
Amortization of prior service credit	(17)	(12)	—	(8)	(5)	—	—	—	—
Recognized net actuarial loss	106	59	107	12	1	7	3	2	2
Total net periodic benefit cost	$79	$40	$127	$7	$(1)	$17	$6	$7	$6

(1)	Pension Benefits for 2014 includes $6 million of service cost associated with transferred employees as a result of the business integration initiative.

At December 31, 2015 and 2014, the following amounts were forecasted to be recognized in 2016 and 2015 net periodic benefit costs, respectively.

	Years Ended December 31,
	2016		2015
(Dollars in millions)	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
Net actuarial loss	$76	$10	$109	$5
Prior service credit	(18)	(8)	(18)	(8)
Amounts to be reclassified from accumulated other comprehensive loss	$58	$2	$91	$(3)
The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2015	2014	2013
Healthcare cost trend rate assumed for next year	6.29%	7.53%	7.71%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	4.50%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2026	2021	2021
The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost components	$1	$(2)
Effect on postretirement benefit obligation	23	(26)
Executive Supplemental Benefit Plans
The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $101 million and $98 million at December 31, 2015 and 2014, respectively.

Note 14—Employee Pension and Other Postretirement Benefits (Continued)

Section 401(k) Savings Plans
The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 75% of their pre-tax covered compensation or up to 10% of their after-tax covered compensation through salary deductions to a combined maximum of 75% of total covered compensation, subject to statutory limits. Effective January 1, 2014, the Company contributes 100% of every pre-tax dollar an employee contributes up to the first 3% of the employee's pre-tax covered compensation and 50% of every pre-tax dollar an employee contributes on the next 2% of the employee's pre-tax covered compensation, for a maximum matching opportunity of 4%. Employees are fully vested in the Company's matching contributions immediately. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $47 million, $37 million and $32 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 15—Other Noninterest Expense
The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2015	2014 (1)	2013 (1)
Advertising and public relations	$38	$39	$61
Communications	39	40	45
Other	285	204	198
Total other noninterest expense	$362	$283	$304

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Note 16—Income Taxes
The following table is an analysis of the effective tax rate:

	Years Ended December 31,
(Dollars in millions)	2015	2014 (1)	2013 (1)
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	5	6	5
Tax-exempt interest income	(2)	(1)	(1)
Amortization of LIHC investments	12	6	9
Tax credits	(27)	(14)	(15)
Other	(1)	(1)	(2)
Effective tax rate	22%	31%	31%

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Note 16—Income Taxes (Continued)

The components of income tax expense were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014 (1)	2013 (1)
Taxes currently payable:
Federal	$141	$171	$148
State	58	76	43
Foreign	13	13	12
Total currently payable	212	260	203
Taxes deferred:
Federal	(34)	69	84
State	(18)	27	(6)
Foreign	(9)	3	(2)
Total deferred	(61)	99	76
Total income tax expense	$151	$359	$279

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

The components of the Company's net deferred tax balances as of December 31, 2015 and 2014 were as follows:

	December 31,
(Dollars in millions)	2015	2014 (1)
Deferred tax assets:
Allowance for credit losses	$392	$283
Accrued expense, net	274	272
Unrealized losses on pension and postretirement benefits	401	389
Unrealized net losses on securities available for sale	101	97
Fair value adjustments for valuation of FDIC covered assets	125	159
Other	82	63
Total deferred tax assets	1,375	1,263
Deferred tax liabilities:
Leasing	779	759
Intangible assets	98	99
Pension liabilities	427	389
Other	—	5
Total deferred tax liabilities	1,304	1,252
Net deferred tax asset	$71	$11

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.
At December 31, 2015, we had net operating loss and tax credit carry forwards for which related deferred tax assets of $12 million and $69 million, respectively, were recorded. The net operating loss and tax credit carry forwards expire in varying amounts through 2034.
Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. Management has determined that no valuation allowance is required.

Note 16—Income Taxes (Continued)

The changes in unrecognized tax positions were as follows:

	Years Ended December 31,
(Dollars in millions)	2015	2014	2013
Balance, beginning of year	$8	$16	$269
Gross increases as a result of tax positions taken during prior periods	1	—	1
Gross decreases as a result of tax positions taken during prior periods	(4)	(10)	(256)
Gross increases as a result of tax positions taken during current period	2	2	2
Balance, end of year	$7	$8	$16
The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $7 million, $7 million and $12 million at December 31, 2015, 2014 and 2013, respectively.
The Company recognizes interest and penalties as a component of income tax expense. For 2014 and 2013, the Company reversed $3 million and $12 million of gross interest and penalties as a benefit to income tax expense, respectively. As of December 31, 2015 and 2014, there were no accruals recorded for gross interest and penalties. As of December 31, 2013, we accrued $3 million of gross interest and penalties.
The Company is subject to U.S. federal income tax as well as various state and foreign income taxes. With limited exception, the Company is not open to examination for periods before 2010 by U.S. federal and state taxing authorities.
Note 17—Regulatory Capital Requirements
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
Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2015, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10% for the Total risk-based capital ratio and 8.0% for the Tier 1 risk-based capital ratio. Furthermore, management believes, as of December 31, 2015 and 2014, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Note 17—Regulatory Capital Requirements (Continued)

The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	Actual			Minimum Regulatory Requirement
(Dollars in millions)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company:
As of December 31, 2015 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$12,920	13.63%	≥	$4,265	4.5%
Tier 1 capital (to risk-weighted assets)	12,923	13.64	≥	5,687	6.0
Total capital (to risk-weighted assets)	14,747	15.56	≥	7,582	8.0
Tier 1 leverage(1)	12,923	11.40	≥	4,535	4.0
As of December 31, 2014 (U.S. Basel I):
Tier 1 capital (to risk-weighted assets)	$12,367	12.79%	≥	$3,867	4.0%
Total capital (to risk-weighted assets)	14,246	14.74	≥	7,733	8.0
Tier 1 leverage(1)	12,367	11.25	≥	4,396	4.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

	Actual			Minimum Regulatory Requirement			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2015 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$12,384	13.18%	≥	$4,227	4.5%	≥	$6,105	6.5%
Tier 1 capital (to risk-weighted assets)	12,384	13.18	≥	5,636	6.0	≥	7,514	8.0
Total capital (to risk-weighted assets)	14,003	14.91	≥	7,514	8.0	≥	9,393	10.0
Tier 1 leverage(1)	12,384	11.03	≥	4,490	4.0	≥	5,612	5.0
As of December 31, 2014 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$12,087	13.09%	≥	n/a	n/a	≥	n/a	n/a
Tier 1 capital (to risk-weighted assets)	12,088	13.09	≥	$5,080	5.5%	≥	$5,542	6.0%
Total capital (to risk-weighted assets)	13,656	14.78	≥	7,389	8.0	≥	9,237	10.0
Tier 1 leverage(1)	12,088	11.09	≥	4,361	4.0	≥	5,452	5.0

(1)	Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

Note 18—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends
Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $565 million and $549 million at December 31, 2015 and 2014, respectively.
See Note 2 to these consolidated financial statements for the carrying amounts of securities that were pledged as collateral to secure public and trust deposits and for other transactions as required by contract or law. See Note 9 to these consolidated financial statements for the carrying amounts of loans and securities that were pledged as collateral for borrowings, including those pledged to the Federal Reserve Bank and FHLB.
The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10% of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20% of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 17 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2015, $292 million

Note 18—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends (Continued)

of notes payable remained outstanding from Bankers Commercial Corporation and $115 million remained outstanding from all other non-bank affiliates. Additionally, $15 million in letters of credit were issued on behalf of Bankers Commercial Corporation during 2015. All non-bank affiliate notes payable were fully collateralized with equipment lease assets.
The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.
Note 19—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	December 31, 2015
Commitments to extend credit	$35,514
Issued standby and commercial letters of credit	$5,686
Other commitments	$115
Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Total commitments to extend credit at December 31, 2015 include $7.4 billion to commercial borrowers in the oil and gas sector.
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At December 31, 2015, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded credit commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company has rental commitments under long-term operating lease agreements. For detail of these commitments, see Note 4 to these consolidated financial statements.

Note 19—Commitments, Contingencies and Guarantees (Continued)

The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2015, the current exposure to loss under these contracts totaled $22 million, and the maximum potential exposure to loss in the future was estimated at $57 million.
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
Note 20—Related Party Transactions
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
As a result of this initiative, the Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU's businesses in the U.S. (including BTMU's U.S. branches). In consideration for the Services, BTMU pays the Bank fee income, which reflects market-based pricing. Costs related to the Services performed by the transferred employees are primarily reflected in salaries and employee benefits expense. For the year ended December 31, 2015, the Company recorded $747 million in fee income from this initiative. This fee income included $546 million related to support services provided by the Company to BTMU, which was substantially offset by $507 million of expenses, primarily in salaries and benefits expense, related to these support services. The remaining fee income was recognized through revenue sharing agreements with BTMU, with associated costs included within the Company’s 2015 results. The Company also recorded $21 million of expenses due to BTMU, which are included within noninterest expense. Amounts due from and to BTMU, which are included in other assets and other liabilities, respectively, are generally settled monthly and were $71 million and $23 million, respectively, at December 31, 2015.
Prior to July 1, 2014, independent of the business integration initiative, the Company had, and expects to have in the future, banking transactions and other transactions in the ordinary course of business with BTMU and with its affiliates. During 2015, 2014 and 2013, such transactions included, but were not limited to, purchases and sales of loans, interest rate derivatives and foreign exchange transactions, funds transfers, custodianships, investment advice and management, customer referrals, facility leases, and administrative and trust services. In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2018. As of December 31, 2015, the Company had no outstanding balance under this facility. In the opinion of management, these transactions were made at rates, terms and conditions prevailing in the market and do not involve more than the normal risk of collectability or present other unfavorable features. In addition, some compensation for services rendered to the Company is paid to the expatriate officers from BTMU, and is reimbursed by the Company to BTMU under a service agreement. The Company incurred expenditures related to the implementation of Basel III, which were reimbursed by BTMU, of $11 million and $15 million in 2015 and 2014, respectively, and expenditures related to the implementation of Basel II, which were reimbursed by BTMU, of $19 million in 2013.

Note 20—Related Party Transactions (Continued)

At December 31, 2015 the Company had $4.6 billion of senior and subordinated debt due to BTMU. Of this $4.6 billion, $0.3 billion was issued by MUAH and $4.3 billion was issued by MUB with maturities ranging from January 2018 to December 2023. See Note 9 to these consolidated financial statements for more information on senior and subordinated debt due to BTMU.
At December 31, 2015 and 2014, the Company had derivative contracts totaling $669 million and $634 million, respectively, in notional balances, with $7 million and $1 million in net unrealized gains with BTMU and its affiliates in 2015 and 2014, respectively. In 2015, 2014 and 2013, the Company recorded noninterest income of $44 million, $38 million and $33 million, respectively, and noninterest expenses of $21 million, $9 million and $13 million, respectively, for fees paid, revenue sharing, and facility and staff arrangements with BTMU and its affiliates.
The Company may extend credit to BTMU, in the form of daylight overdrafts in BTMU's accounts with the Company in the ordinary course of business. There were no overdraft balances outstanding as of December 31, 2015 or 2014.
Note 21—Business Segments
During the fourth quarter of 2015, the composition of the Company's reportable segments was revised to reflect the realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Commercial Banking operating segment, including its products and services, into the activities performed within various other segments. We now have four reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to the current period presentation. Below is a detailed description of these reportable segments.
Regional Bank
The Regional Bank offers a range of banking products and services to individuals, including high net worth individuals and institutional clients, and businesses with up to $500 million in annual revenue, delivered generally through a network of branches, private banking offices, ATMs, broker mortgage referrals, relationship managers, telephone services, and web-based and mobile banking applications. These products and services include mortgages, home equity lines of credit, consumer and commercial loans, deposit accounts, financial planning and investments. The Regional Bank also provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, and trade financing to corporate customers generally on the U.S. West Coast, and commercial real estate financing nationwide. The Regional Bank is comprised of five main divisions: Residential Lending, Retail Banking, Wealth Markets, Commercial Banking and Real Estate Industries.
The Residential Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.
The Retail Banking Division serves its customers through Private Banking, which provides comprehensive relationship management to clients with up to $3 million in deposits and investment balances at MUB; 329 full-service branches in California and 26 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Retail Banking provides checking and deposit products and services; bill and loan payment, merchant, various types of financing and investment services; and products including credit cards.
The Wealth Markets Division serves its customers through Private Wealth Management, which provides comprehensive relationship management to clients with over $3 million in deposits and investment balances at MUB; UnionBanc Investment Services LLC, a subsidiary of MUB and a registered broker-dealer and investment advisor; and Asset Management which includes Highmark Capital Management, Inc., a subsidiary of MUB and a registered investment advisor.  Wealth Markets provides investment management and advisory services to institutional clients, wealth planning, deposits and risk management strategies, trust and estate administration, as well as investment sub-advisory services to unaffiliated funds. Products provided to its customers include traditional brokerage, managed accounts, annuities, mutual funds, fixed income products and insurance and customized lending.

Note 21—Business Segments (Continued)

The Commercial Banking Division provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, and trade financing primarily to corporate customers with annual revenues up to $500 million based on the U.S. West Coast. Commercial Banking offers its customers a range of noncredit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments.
The Real Estate Industries Division serves professional real estate investors and developers. Real Estate Industries, through its Community Development Finance unit, makes tax credit investments in affordable housing projects, as well as construction and permanent financing.
U.S. Wholesale Banking
U.S. Wholesale Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenue greater than $500 million. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Wholesale Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
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
Investment Banking & Markets
Investment Banking & Markets, which includes Global Capital Markets of the Americas, works with the Company's other segments to provide customers structured credit services, including project finance, leasing and equipment finance, commercial finance, funds finance and securitizations. Investment Banking & Markets also provides capital markets solutions, including syndicated loans, equity and debt underwriting, tax equity and merchant banking investments; risk management solutions, including foreign exchange, interest rate and energy risk management solutions; and facilitates merchant and investment banking-related transactions.
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
Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and the FDIC covered assets.
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting

Note 21—Business Segments (Continued)

accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics between Corporate Treasury and the operating segments. A segment receives a funding credit from Corporate Treasury for its liabilities. Conversely, a segment is assigned a charge by Corporate Treasury to fund its assets. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on an activity-based costing methodology. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure.  During 2014, the Company revised the funds transfer pricing methodology with respect to reference rates for certain commercial deposits. During the fourth quarter of 2015, the Company revised its management reporting accounting methodology to exclude the impact of the business integration initiative from the measurement of segment profitability. Fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations are now included within "Other". In addition, effective January 1, 2015, the Company adopted ASU 2014-01, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects", which was required to be applied retrospectively upon adoption. These investments are part of our Regional Bank segment. Prior period results have been adjusted to reflect these changes.
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

Note 21—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2015:

(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,934	$409	$465	$245	$136	$(374)	$2,815
Noninterest income (expense)	450	135	169	182	782	(188)	1,530
Total revenue	2,384	544	634	427	918	(562)	4,345
Noninterest expense	1,677	167	410	137	1,223	(176)	3,438
(Reversal of) provision for credit losses	14	206	1	(22)	31	(2)	228
Income (loss) before income taxes and including noncontrolling interests	693	171	223	312	(336)	(384)	679
Income tax expense (benefit)	200	66	87	72	(123)	(151)	151
Net income (loss) including noncontrolling interest	493	105	136	240	(213)	(233)	528
Deduct: net loss from noncontrolling interests	—	—	—	—	45	—	45
Net income (loss) attributable to MUAH	$493	$105	$136	$240	$(168)	$(233)	$573

Total assets, end of period	$60,743	$14,841	$2,122	$11,897	$28,916	$(2,313)	$116,206

Note 21—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2014:

(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$2,088	$362	$443	$268	$62	$(361)	$2,862
Noninterest income (expense)	440	177	158	285	293	(230)	1,123
Total revenue	2,528	539	601	553	355	(591)	3,985
Noninterest expense	1,596	154	361	131	735	(154)	2,823
(Reversal of) provision for credit losses	(2)	(17)	(3)	38	(5)	(5)	6
Income (loss) before income taxes and including noncontrolling interests	934	402	243	384	(375)	(432)	1,156
Income tax expense (benefit)	305	158	95	104	(133)	(170)	359
Net income (loss) including noncontrolling interest	629	244	148	280	(242)	(262)	797
Deduct: net loss from noncontrolling interests	—	—	—	—	19	—	19
Net income (loss) attributable to MUAH	$629	$244	$148	$280	$(223)	$(262)	$816

Total assets, end of period	$62,234	$12,985	$1,780	$10,892	$27,961	$(2,229)	$113,623

Note 21—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2013:

(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,981	$316	$447	$268	$33	$(329)	$2,716
Noninterest income (expense)	471	161	161	229	64	(210)	876
Total revenue	2,452	477	608	497	97	(539)	3,592
Noninterest expense	1,662	127	357	120	570	(123)	2,713
(Reversal of) provision for credit losses	(35)	20	(3)	1	(13)	1	(29)
Income (loss) before income taxes and including noncontrolling interests	825	330	254	376	(460)	(417)	908
Income tax expense (benefit)	271	130	100	112	(171)	(163)	279
Net income (loss) including noncontrolling interest	554	200	154	264	(289)	(254)	629
Deduct: net loss from noncontrolling interests	—	—	—	—	18	—	18
Net income (loss) attributable to MUAH	$554	$200	$154	$264	$(271)	$(254)	$647

Total assets, end of period	$56,777	$10,218	$1,575	$9,438	$29,473	$(1,632)	$105,849

Note 22—Condensed MUFG Americas Holding Corporation Unconsolidated Financial Statements (Parent Company)
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2015	2014 (1)
Assets
Cash and cash equivalents	$407	$328
Investments in and advances to subsidiaries	18,023	15,341
Other assets	25	4
Total assets	$18,455	$15,673
Liabilities and Stockholder's Equity
Long-term debt	$2,932	$750
Other liabilities	44	1
Total liabilities	2,976	751
Stockholder's equity	15,479	14,922
Total liabilities and stockholder's equity	$18,455	$15,673

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2015	2014 (1)	2013 (1)
Income:
Rental Income	$16	$—	$—
Interest income on advances to subsidiaries and deposits in bank	9	—	—
Total income	25	—	—
Expense:
Interest expense	65	21	31
Other expense	20	4	4
Total expense	85	25	35
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(60)	(25)	(35)
Income tax benefit	(24)	(10)	(14)
Income (loss) before equity in undistributed net income of subsidiaries	(36)	(15)	(21)
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	558	752	605
Nonbank subsidiaries	51	79	63
Net Income	$573	$816	$647

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

Note 22—Condensed MUFG Americas Holding Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2015	2014 (1)	2013 (1)
Cash Flows from Operating Activities:
Net income	$573	$816	$647
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(609)	(831)	(668)
Other, net	9	1	14
Net cash provided by (used in) operating activities	(27)	(14)	(7)
Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(2,070)	—	(1,700)
Repayment of investments in and advances to subsidiaries	7	165	35
Net cash used in investing activities	(2,063)	165	(1,665)
Cash Flows from Financing Activities:
Capital contribution from BTMU	—	—	1,200
Proceeds from issuance of subordinated loan due to BTMU	—	—	300
Proceeds from issuance of senior debt	2,197	—	—
Repayment of subordinated debt	(17)	—	(400)
Repayment of junior subordinated debt	—	(14)	—
Other, net	(11)	—	—
Net cash provided by (used in) financing activities	2,169	(14)	1,100
Net increase (decrease) in cash and cash equivalents	79	137	(572)
Cash and cash equivalents at beginning of year	328	191	763
Cash and cash equivalents at end of year	$407	$328	$191

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

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
We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2015.
The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

/s/ STEPHEN E. CUMMINGS Stephen E. Cummings President and Chief Executive Officer
/s/ JOHN F. WOODS John F. Woods Chief Financial Officer
/s/ ROLLAND D. JURGENS Rolland D. Jurgens Controller and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of MUFG Americas Holdings Corporation
We have audited the accompanying consolidated balance sheets of MUFG Americas Holdings Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MUFG Americas Holdings Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of MUFG Americas Holdings Corporation
We have audited the internal control over financial reporting of MUFG Americas Holdings Corporation and subsidiaries (the "Company") as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 29, 2016

MUFG Americas Holdings Corporation and Subsidiaries
Supplementary Information

Quarterly Financial Data (Unaudited)
Condensed Consolidated Statements of Income:

	2015 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$821	$809	$823	$783
Interest expense	113	104	104	100
Net interest income	708	705	719	683
(Reversal of) provision for credit losses	192	18	15	3
Noninterest income	413	397	385	335
Noninterest expense	891	855	843	849
Income before income taxes and including noncontrolling interests	38	229	246	166
Income tax expense	(18)	64	71	34
Net income including noncontrolling interests	56	165	175	132
Deduct: Net loss from noncontrolling interests	13	21	6	5
Net income	$69	$186	$181	$137

	2014 Quarters Ended
(Dollars in millions)	December 31 (1)	September 30 (1)	June 30 (1)	March 31 (1)
Interest income	$808	$808	$867	$787
Interest expense	99	101	104	104
Net interest income	709	707	763	683
(Reversal of) provision for credit losses	(1)	1	6	—
Noninterest income	352	388	202	181
Noninterest expense	797	764	635	627
Income before income taxes and including noncontrolling interests	265	330	324	237
Income tax expense	117	88	84	70
Net income including noncontrolling interests	148	242	240	167
Deduct: Net loss from noncontrolling interests	5	5	4	5
Net income	$153	$247	$244	$172

(1)	Prior period amounts have been revised to reflect the January 1, 2015 adoption of Accounting Standards Update 2014-01 related to investments in qualified affordable housing projects.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MUFG Americas Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer
Date:	February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MUFG Americas Holdings Corporation and in the capacities and on the dates indicated.

Signature	Title
/s/ STEPHEN E. CUMMINGS	Director, President and Chief Executive Officer
Stephen E. Cummings	(Principal Executive Officer)
/s/ JOHN F. WOODS	Chief Financial Officer
John F. Woods	(Principal Financial Officer)
/s/ ROLLAND D. JURGENS	Controller and Chief Accounting Officer
Rolland D. Jurgens	(Principal Accounting Officer)

*
Michael D. Frazier	Director
*
Christine Garvey	Director
*
Mohan S. Gyani	Director
*
Ann F. Jaedicke	Director
*
Hironori Kamezawa	Director
*
Henry R. Keizer	Director
*
Kanetsugu Mike	Director
*
Takashi Morimura	Director

Barbara L. Rambo	Director
*
Muneaki Tokunari	Director
*
Dean A. Yoost	Director

*By:	/s/ MICHAEL F. COYNE
Michael F. Coyne Attorney-in-Fact
Dated: February 29, 2016

Exhibit Index

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Trust Indenture between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(3)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
4.3	Officer's Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012(4)
4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3)
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