Form 10-Q
period 2016-03-31
MUFG Americas Holdings Corp
filed 2016-05-09
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at April 30, 2016: 136,330,831
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
HQLA	High quality liquid assets
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PCI	Purchased credit-impaired
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor's Ratings Services
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary Leverage Ratio
TDR	Troubled debt restructuring
VaR	Value-at-risk
VIE	Variable interest entity

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2015 Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2015 Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin (including our expectation that the current interest rate environment and the decline in our PCI portfolio will continue to place pressure on our net interest margin in 2016), our investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the 2008-2009 financial crises, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards and recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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
Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” of our 2015 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2016	March 31, 2015	Percent Change
Results of operations:
Net interest income	$697	$683	2%
Noninterest income	395	335	18
Total revenue	1,092	1,018	7
Noninterest expense	876	849	3
Pre-tax, pre-provision income(1)	216	169	28
Provision for credit losses	162	3	nm
Income before income taxes and including noncontrolling interests	54	166	(67)
Income tax expense	17	34	(50)
Net income including noncontrolling interests	37	132	(72)
Deduct: Net loss from noncontrolling interests	12	5	140
Net income attributable to MUAH	$49	$137	(64)
Balance sheet (period average):
Total assets	$115,866	$113,134	2
Total securities	23,507	22,172	6
Total loans held for investment	78,450	77,305	1
Earning assets	104,888	102,645	2
Total deposits	84,010	84,088	—
MUAH stockholder's equity	15,687	15,069	4
Performance ratios:
Return on average assets(2)	0.17%	0.49%
Return on average MUAH stockholder's equity(2)	1.25	3.65
Efficiency ratio(3)	80.17	83.35
Adjusted efficiency ratio(4)	72.12	74.90
Net interest margin(2) (5)	2.69	2.70
Net loans charged-off (recovered) to average total loans held for investment(2)	0.02	0.01

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	March 31, 2016	December 31, 2015	Percent Change
Balance sheet (end of period):
Total assets	$120,909	$116,216	4%
Total securities	23,616	24,502	(4)
Total loans held for investment	79,299	77,599	2
Nonperforming assets	974	573	70
Core deposits(6)	74,882	76,094	(2)
Total deposits	89,500	84,340	6
Long-term debt	11,843	12,349	(4)
MUAH stockholder's equity	15,758	15,461	2
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	1.11%	0.93%
Allowance for loan losses to nonaccrual loans(7)	91.99	130.53
Allowance for credit losses to total loans held for investment(8)	1.32	1.14
Allowance for credit losses to nonaccrual loans(8)	109.68	160.42
Nonperforming assets to total loans held for investment and OREO	1.23	0.74
Nonperforming assets to total assets	0.81	0.49
Nonaccrual loans to total loans held for investment	1.21	0.71
Capital ratios:
Regulatory:
Common Equity Tier 1 risk-based capital ratio(9)	13.33%	13.63%
Tier 1 risk-based capital ratio(9)	13.33	13.64
Total risk-based capital ratio(9)	15.32	15.56
Tier 1 leverage ratio(9)	11.41	11.40
Other:
Tangible common equity ratio(10)	10.55%	10.71%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(11)	13.31	13.46

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

(4)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding staff costs associated with fees from affiliates - support services, foreclosed asset expense and other credit costs, certain costs related to productivity initiatives, LIHC investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, intangible asset amortization, and a contract termination fee) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of fees from affiliates - support services, productivity initiatives related to the sale of certain premises, accretion related to privatization-related fair value adjustments, other credit costs and impairment on private equity investments. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Noninterest Income and Noninterest Expense" in this Form 10-Q for further information.

(5)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(6)	Core deposits exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000 and certain other deposits not considered to be core customer relationships.

(7)	The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(8)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(9)	These capital ratios are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

(11)
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

nm = not meaningful
n/a = not applicable

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2016 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
We service U.S. Wholesale Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $120.9 billion at March 31, 2016.
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
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2016 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the first quarter of 2016, revenue was comprised of 64% net interest income and 36% noninterest income. A summary of our financial results is discussed below.
Our primary sources of liquidity are core deposits, securities and wholesale funding. Core deposits exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships. Wholesale funding includes unsecured funds raised from interbank and other sources, both domestic and international, and secured funds raised by selling securities under repurchase agreements and by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.
Performance Highlights
Net income attributable to MUAH was $49 million in the first quarter of 2016, a decrease of $88 million from the first quarter of 2015, substantially driven by an increase in the provision for credit losses. The provision for credit losses in the first quarter of 2016 of $162 million was due largely to an increase in the allowance for credit losses for loans in the oil and gas sector.
The increase in the allowance for credit losses in the oil and gas sector resulted from continued low oil and gas prices, which has resulted in negative credit migration, primarily within our petroleum exploration and production (PEP) portfolio. PEP loans in nonaccrual status totaled $547 million at March 31, 2016, compared with $175 million at December 31, 2015 and $46 million at September 30, 2015. Reflecting the increases in credit reserves, the allowance for credit losses within the PEP portfolio as a percentage of total PEP loan commitments was 7.52% at March 31, 2016, compared with 5.53% at December 31, 2015 and 2.07% at September 30, 2015. PEP loan commitments accounted for approximately 80% of our total oil and gas loan commitments at March 31, 2016, and 81% of PEP loan commitments were collateralized by oil and gas reserves. See "Concentration of Risk" within the "Risk Management" section of this Management's Discussion and Analysis for additional information about our oil and gas loan exposures. Aside from the oil and gas sector, credit quality continued to be stable during the first quarter of 2016.

Net interest income totaled $697 million in the first quarter of 2016, an increase of $14 million from the same quarter in the prior year. Growth in the loan portfolio fueled the increase, primarily driven by a $1.6 billion average balance increase in commercial and industrial loans. The net interest margin was 2.69% in the first quarter of 2016 and 2.70% in the first quarter of 2015.
Capital Ratios
The Company's capital ratios continued to exceed the regulatory thresholds for "well-capitalized" BHCs. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.33%, 13.33% and 15.32%, respectively at March 31, 2016.
Formation of the U.S. Intermediate Holding Company
To comply with the final rules regarding enhanced prudential standards for large FBOs operating in the U.S., effective July 1, 2016, MUFG announced in the first quarter of 2016 that it designated MUAH as its U.S. intermediate holding company through which ownership of MUFG's U.S. subsidiaries will be held. These subsidiaries include MUB, Mitsubishi UFJ Securities (USA), Inc., a broker-dealer, and various other non-bank subsidiaries. MUFG, BTMU and the Company are in the process of making the appropriate structural, operational and financial changes to comply with these rules.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	March 31, 2016			March 31, 2015

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$29,957	$253	3.40%	$28,394	$223	3.18%
Commercial mortgage	14,485	122	3.36	13,903	115	3.31
Construction	2,272	19	3.28	1,853	14	3.03
Lease financing	732	8	4.56	776	10	5.11
Residential mortgage	27,366	231	3.38	28,766	247	3.43
Home equity and other consumer loans	3,315	40	4.85	3,103	32	4.22
Loans, before purchased credit-impaired loans	78,127	673	3.46	76,795	641	3.36
Purchased credit-impaired loans	323	25	31.04	510	38	30.49
Total loans held for investment	78,450	698	3.57	77,305	679	3.54
Securities	23,507	115	1.95	22,172	106	1.92
Interest bearing deposits in banks	2,400	3	0.53	2,776	2	0.25
Federal funds sold and securities purchased under resale agreements	78	—	0.46	97	—	—
Trading account assets	162	—	0.57	196	—	0.70
Other earning assets	291	3	3.62	99	1	2.07
Total earning assets	104,888	819	3.13	102,645	788	3.09
Allowance for loan losses	(719)			(542)
Cash and due from banks	1,704			1,631
Premises and equipment, net	608			621
Other assets(4)	9,385			8,779
Total assets	$115,866			$113,134
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,397	$28	0.30	$39,713	$30	0.31
Savings	5,715	1	0.06	5,550	1	0.06
Time	7,577	20	1.08	8,975	21	0.93
Total interest bearing deposits	51,689	49	0.38	54,238	52	0.39
Commercial paper and other short-term borrowings(5)	1,098	1	0.37	2,991	1	0.20
Long-term debt	12,148	65	2.12	8,008	47	2.34
Total borrowed funds	13,246	66	1.98	10,999	48	1.76
Total interest bearing liabilities	64,935	115	0.71	65,237	100	0.62
Noninterest bearing deposits	32,321			29,850
Other liabilities(6)	2,745			2,750
Total liabilities	100,001			97,837
Equity
MUAH stockholder's equity	15,687			15,069
Noncontrolling interests	178			228
Total equity	15,865			15,297
Total liabilities and equity	$115,866			$113,134
Net interest income/spread (taxable-equivalent basis)		704	2.42%		688	2.47%
Impact of noninterest bearing deposits			0.23			0.19
Impact of other noninterest bearing sources			0.04			0.04
Net interest margin			2.69			2.70
Less: taxable-equivalent adjustment		7			5
Net interest income		$697			$683

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans held for investment include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes interest bearing trading account liabilities.

(6)	Includes noninterest bearing trading account liabilities.

The increase in net interest income in the first quarter of 2016 compared with the first quarter of 2015 is due primarily to an increase in commercial and industrial, commercial mortgage and construction average loan balances. These increases were offset by the impact of declines in the average residential mortgage and PCI loan balances, and an increase in funding costs due to a shift in the mix of borrowed funds to higher cost long-term debt. An increase in the average notional amount of receive fixed interest rate swaps used to hedge floating rate commercial loans in the first quarter of 2016 compared with the first quarter of 2015 also contributed to the increase in interest income and yields on commercial loans. Although the net interest margin was nearly flat compared with the first quarter of 2015, excluding income on our PCI portfolio, the net interest margin was 2.60% in the first quarter of 2016 compared with 2.56% in the same prior year period.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three months ended March 31, 2016 and 2015:
Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2016	March 31, 2015
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$49	$49	$—	—%
Trust and investment management fees	31	28	3	11
Trading account activities	13	8	5	63
Securities gains, net	13	3	10	333
Credit facility fees	27	30	(3)	(10)
Merchant banking fees	14	20	(6)	(30)
Brokerage commissions and fees	13	13	—	—
Card processing fees, net	9	8	1	13
Fees from affiliates	200	166	34	20
Other investment income	—	(3)	3	100
Other, net	26	13	13	100
Total noninterest income	$395	$335	$60	18%

Noninterest income increased during the three months ended March 31, 2016 primarily due to an increase in fees from affiliates and lower FDIC indemnification asset amortization expense, which is included in Other, net. Losses and impairments on oil and gas-related private equity investments partially offset these increases in the first quarter of 2016. The losses are included in Other investment income, while the impairments, which totaled $12 million, are included in Other, net.

For the three months ended March 31, 2016 and 2015, the Company recorded the following income and expenses related to the support services provided as part of the business integration initiative:

	For the Three Months Ended
(Dollars in millions)	March 31, 2016	March 31, 2015
Fees from affiliates - support services	$149	$121
Staff costs associated with fees from affiliates - support services	$139	$112

The increase in staff costs for support services for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 was driven primarily by higher headcount due to regulatory and compliance initiatives, as well as projects to increase operational efficiencies, which also resulted in a corresponding increase in fees from affiliates. The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services, with associated costs included within noninterest expense.
Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2016	March 31, 2015
(Dollars in millions)			Amount	Percent
Salaries and other compensation	$457	$469	$(12)	(3)%
Employee benefits	86	98	(12)	(12)
Salaries and employee benefits	543	567	(24)	(4)
Net occupancy and equipment	76	80	(4)	(5)
Professional and outside services	102	77	25	32
Intangible asset amortization	7	10	(3)	(30)
Regulatory assessments	14	13	1	8
Software	36	28	8	29
LIHC investment amortization	2	2	—	—
Advertising and public relations	14	10	4	40
Communications	10	10	—	—
Data processing	9	7	2	29
Other	63	45	18	40
Total noninterest expense	$876	$849	$27	3%

The increase in noninterest expense for the three months ended March 31, 2016 compared with the three months ended March 31, 2015 was driven primarily by an increase in professional and outside services expense related in part to various technology and regulatory compliance initiatives. Noninterest expense also increased due to an increase in software expense and fixed asset impairments, which are included within Other. These increases were partially offset by a decrease in pension expense, which is included within salaries and employee benefits expense.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
(Dollars in millions)	March 31, 2016	March 31, 2015
Noninterest Expense	$876	$849
Less: Staff costs associated with fees from affiliates - support services	139	112
Less: Foreclosed asset expense and other credit costs	(1)	1
Less: Productivity initiative costs	12	28
Less: LIHC investment amortization expense	2	2
Less: Expenses of the LIHC consolidated VIEs	12	9
Less: Merger and business integration costs	5	9
Less: Net adjustments related to privatization transaction	5	8
Less: Intangible asset amortization	3	3
Noninterest expense, as adjusted (a)	$699	$677
Total Revenue	$1,092	$1,018
Add: Net interest income taxable-equivalent adjustment	7	5
Less: Fees from affiliates - support services	149	121
Less: Productivity initiative gains	—	1
Less: Accretion related to privatization-related fair value adjustments	5	1
Less: Other credit costs	(13)	(4)
Less: Impairment on private equity investments	(12)	—
Total revenue, as adjusted (b)	$970	$904
Adjusted efficiency ratio (a)/(b)	72.12%	74.90%

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the first quarter of 2016, income tax expense was $17 million with an effective tax rate of 31%, compared with 20% for the first quarter of 2015. Income tax expense in the first quarter of 2015 was reduced by certain discrete tax adjustments which impacted the effective tax rate.
For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense" in Part II, Item 7. and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A. and Note 16 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of U.S. Treasury securities, RMBS, CMBS, Cash Flow CLOs, and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. Treasury securities, U.S. government-sponsored agency securities, RMBS, and CMBS.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	March 31, 2016	December 31, 2015
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$30,212	$29,730	$482	2%
Commercial mortgage	14,920	13,904	1,016	7
Construction	2,251	2,297	(46)	(2)
Lease financing	732	737	(5)	(1)
Total commercial portfolio	48,115	46,668	1,447	3
Residential mortgage	27,495	27,344	151	1
Home equity and other consumer loans	3,385	3,251	134	4
Total consumer portfolio	30,880	30,595	285	1
Total loans held for investment, before purchased credit-impaired loans	78,995	77,263	1,732	2
Purchased credit-impaired loans	304	336	(32)	(10)
Total loans held for investment	$79,299	$77,599	$1,700	2%
Loans held for investment increased from December 31, 2015 to March 31, 2016, primarily due to organic loan growth in the commercial mortgage loan portfolio.
Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.3 billion and $1.2 billion at March 31, 2016 and December 31, 2015, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised primarily of trading account assets and loans.

Deposits
The table below presents our deposits as of March 31, 2016 and December 31, 2015.

			Increase (Decrease)
	March 31, 2016	December 31, 2015
(Dollars in millions)			Amount	Percent
Interest checking	$4,381	$4,514	$(133)	(3)%
Money market	33,046	33,896	(850)	(3)
Total interest bearing transaction and money market accounts	37,427	38,410	(983)	(3)
Savings	5,755	5,687	68	1
Time	7,762	7,780	(18)	—
Total interest bearing deposits	50,944	51,877	(933)	(2)
Noninterest bearing deposits	38,556	32,463	6,093	19
Total deposits	$89,500	$84,340	$5,160	6%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,816	$2,976	$(160)	(5)%
Time	2,444	2,512	(68)	(3)
Total brokered deposits	$5,260	$5,488	$(228)	(4)%
Core Deposits:
Total deposits	$89,500	$84,340	$5,160	6%
Less: total brokered deposits	5,260	5,488	(228)	(4)
Less: total foreign deposits and nonbrokered domestic time deposits of over $250,000	2,865	2,758	107	4
Less: certain other deposits not considered to be core customer relationships	6,493	—	6,493	100
Total core deposits	$74,882	$76,094	$(1,212)	(2)%

Total deposits increased substantially due to a single short-term noninterest bearing deposit at March 31, 2016. Core deposits decreased during the quarter substantially due to declines in total interest bearing checking and money market accounts and noninterest bearing deposits within our Transaction Banking segment. Core deposits as a percentage of total deposits were 84% and 90% at March 31, 2016 and December 31, 2015, respectively.

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2016, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2016. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2016 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy.
MUAH and MUB are required to maintain minimum capital ratios in accordance with rules issued by the U.S. federal banking agencies. In July 2013, the U.S. federal banking agencies issued final rules to implement the BCBS capital guidelines for U.S. banking organizations (U.S. Basel III). These rules supersede the U.S. federal banking agencies’ general risk-based capital rules (commonly known as “Basel I”), advanced approaches rules (commonly known as “Basel II”) that are applicable to certain large banking organizations, and leverage rules, and are subject to certain transition provisions. Among other requirements, the U.S. Basel III rules revised the definition of capital; increased minimum capital ratios; introduced a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in financial institution systemic risk for advanced approaches institutions only; mandated a Tier 1 leverage ratio of 4%; introduced, for large and internationally active BHCs, a Tier 1 SLR that is currently set at 3% and which incorporates off-balance sheet exposures; revised Basel I rules for calculating risk-weighted assets under a standardized approach; modified the existing Basel II advanced approaches rules for calculating risk-weighted assets under U.S. Basel III; and eliminated, for advanced approaches institutions, over a four-year phase-in period beginning on January 1, 2014, the AOCI or loss exclusion that had applied under Basel I and Basel II rules.
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of March 31, 2016.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of March 31, 2016 and December 31, 2015.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	March 31, 2016	December 31, 2015
Capital Components
Common Equity Tier 1 capital	$12,936	$12,920
Tier 1 capital	12,936	$12,923
Tier 2 capital	1,930	1,824
Total risk-based capital	$14,866	$14,747
Risk-weighted assets	$97,011	$94,775
Average total assets for leverage capital purposes	$113,385	$113,364

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	March 31, 2016		December 31, 2015		March 31, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,936	13.33%	$12,920	13.63%	≥	$4,972	5.125%
Tier 1 capital (to risk-weighted assets)	12,936	13.33	12,923	13.64	≥	6,426	6.625
Total capital (to risk-weighted assets)	14,866	15.32	14,747	15.56	≥	8,367	8.625
Tier 1 leverage(2)	12,936	11.41	12,923	11.40	≥	4,535	4.000

(1)Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of March 31, 2016 and December 31, 2015.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	March 31, 2016	December 31, 2015
Capital Components
Common Equity Tier 1 capital	$12,322	$12,384
Tier 1 capital	12,322	$12,384
Tier 2 capital	1,769	1,619
Total risk-based capital	$14,091	$14,003
Risk-weighted assets	$96,119	$93,930
Average total assets for leverage capital purposes	$112,216	$112,243

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	March 31, 2016		December 31, 2015		March 31, 2016			March 31, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,322	12.82%	$12,384	13.18%	≥	$4,926	5.125%	≥	$6,248	6.5%
Tier 1 capital (to risk-weighted assets)	12,322	12.82	12,384	13.18	≥	6,368	6.625	≥	7,690	8.0
Total capital (to risk-weighted assets)	14,091	14.66	14,003	14.91	≥	8,290	8.625	≥	9,612	10.0
Tier 1 leverage(2)	12,322	10.98	12,384	11.03	≥	4,489	4.000	≥	5,611	5.0

(1)Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at March 31, 2016. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.
The following table summarizes the calculation of the Company's tangible common equity ratios as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
(Dollars in millions)
Total MUAH stockholder's equity	$15,758	$15,461
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(182)	(190)
Deferred tax liabilities related to goodwill and intangible assets	49	39
Tangible common equity (a)	$12,400	$12,085
Total assets	$120,909	$116,216
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(182)	(190)
Deferred tax liabilities related to goodwill and intangible assets	49	39
Tangible assets (b)	$117,551	$112,840
Tangible common equity ratio (a)/(b)	10.55%	10.71%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at March 31, 2016 and December 31, 2015 was estimated to be 13.31% and 13.46%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both March 31, 2016 and December 31, 2015.

The following tables summarize the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of March 31, 2016 and December 31, 2015:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
March 31, 2016
(Dollars in millions)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$12,936
Other	(40)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$12,896

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$97,011
Adjustments	(122)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$96,889

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	13.31%

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

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
December 31, 2015
(Dollars in millions)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$12,920
Other	(61)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$12,859

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$94,775
Adjustments	756
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$95,531

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	13.46%

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

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committee, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, refer to the section “Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.
Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, refer to the section “Credit Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Allowance for Credit Losses
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in the section “Allowance for Credit Losses” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 4 of our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.
The allowance for loan losses was $879 million at March 31, 2016 compared with $721 million at December 31, 2015. Our ratio of allowance for loan losses to total loans held for investment was 1.11% as of March 31, 2016 and 0.93% as of December 31, 2015. The $158 million provision for loan losses during the three months ended March 31, 2016 was substantially due to continued low oil and natural gas prices, which has resulted in negative credit migration in the oil and gas sector of our loan portfolio, primarily within the PEP portfolio, and in certain loans to customers affected by low energy prices. Net loans charged-off to average total loans held for investment was 0.02% for the three months ended March 31, 2016 compared with 0.01% for the three months ended March 31, 2015. The unallocated allowance for loan losses at March 31, 2016 decreased $20 million from December 31, 2015 due to precipitation in California bringing moderate relief to drought conditions.

Nonaccrual loans were $956 million at March 31, 2016 compared with $552 million at December 31, 2015. Our ratio of nonaccrual loans to total loans held for investment increased to 1.21% at March 31, 2016 from 0.71% at December 31, 2015. Our ratio of allowance for loan losses to nonaccrual loans decreased to 91.99% at March 31, 2016 from 130.53% at December 31, 2015. Criticized credits in our PEP portfolio increased to $1.7 billion at March 31, 2016 from $1.2 billion at December 31, 2015 and $0.7 billion at September 30, 2015, driven by negative credit migration in the portfolio. Due to continued low oil and natural gas prices, we expect to see further declines in the credit quality of our PEP loans, which may result in additional increases to our allowance for credit losses and charge-offs. For further discussion see Part I, Item 1A. "Risk Factors - Adverse economic factors affecting certain industries we serve could adversely affect our business" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in our 2015 Form 10-K. Criticized credits are those that have regulatory risk ratings of “special mention,”

“substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk rated as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full collection of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended March 31,
(Dollars in millions)	2016	2015
Allowance for loan losses, beginning of period	$721	$537
(Reversal of) provision for loan losses	158	(3)
Other	4	(1)
Loans charged-off:
Commercial and industrial	(8)	(1)
Commercial mortgage	—	(3)
Total commercial portfolio	(8)	(4)
Residential mortgage	1	(1)
Home equity and other consumer loans	(2)	(2)
Total consumer portfolio	(1)	(3)
Total loans charged-off	(9)	(7)
Recoveries of loans previously charged-off:
Commercial and industrial	1	4
Commercial mortgage	3	—
Total commercial portfolio	4	4
Home equity and other consumer loans	1	—
Total consumer portfolio	1	—
Total recoveries of loans previously charged-off	5	4
Net loans recovered (charged-off)	(4)	(3)
Ending balance of allowance for loan losses	879	530
Allowance for losses on unfunded credit commitments	169	158
Total allowance for credit losses	$1,048	$688

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

The following table sets forth the components of nonperforming assets:

	March 31, 2016	December 31, 2015	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$702	$284	$418	147%
Commercial mortgage	30	37	(7)	(19)
Total commercial portfolio	732	321	411	128
Residential mortgage	186	190	(4)	(2)
Home equity and other consumer loans	32	35	(3)	(9)
Total consumer portfolio	218	225	(7)	(3)
Total nonaccrual loans, before purchased credit-impaired loans	950	546	404	74
Purchased credit-impaired loans	6	6	—	—
Total nonaccrual loans	956	552	404	73
OREO	18	21	(3)	(14)
Total nonperforming assets	$974	$573	$401	70%
Troubled debt restructurings:
Accruing	$229	$413	$(184)	(45)%
Nonaccruing (included in total nonaccrual loans above)	$598	$409	$189	46%
Total troubled debt restructurings	$827	$822	$5	1%

Total nonperforming assets as of March 31, 2016 were $974 million, or 0.81% of total assets, compared with $573 million, or 0.49% of total assets, at December 31, 2015.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2016 and December 31, 2015. Refer to Note 4 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Commercial and industrial	$509	$499	1.68%	1.68%
Commercial mortgage	17	16	0.11	0.11
Total commercial portfolio	526	515	1.09	1.10
Residential mortgage	270	276	0.98	1.01
Home equity and other consumer loans	31	31	0.92	0.97
Total consumer portfolio	301	307	0.97	1.01
Total restructured loans, excluding purchased credit-impaired loans	$827	$822	1.05%	1.06%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $6 million and $2 million at March 31, 2016 and December 31, 2015, respectively. These amounts exclude purchased credit-impaired loans, which are generally accounted for within loan pools, of $28 million and $16 million at March 31, 2016 and December 31, 2015, respectively. The past due status of individual loans included within purchased credit-impaired loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, oil and gas, and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at either March 31, 2016 or December 31, 2015.

The Company's credit exposure within the oil and gas industry is substantially all within its commercial loan portfolio. To a much smaller extent, the Company also holds private equity investments issued by entities within the oil and gas industry. The following tables provide further information on the sectors within our oil and gas loan portfolio:

	March 31, 2016		December 31, 2015
Oil and Gas Portfolio Sectors	Percentage of Loan Commitments	Percentage of Loans Outstanding	Percentage of Loan Commitments	Percentage of Loans Outstanding
Petroleum exploration and production	81%	87%	78%	81%
Transportation	10	10	11	14
Service	2	2	2	3
Other	7	1	9	2

	March 31, 2016			December 31, 2015			September 30, 2015
(Dollars in millions)	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual
Total Oil and Gas Portfolio
Loan commitments	$6,832	$2,713	$547	$7,351	$2,156	$175	$7,495	$838	$46
Loans outstanding	3,536	1,709	547	3,654	1,226	175	3,612	670	46
Allowance for credit losses	424			329			136
Allowance for loan losses	392			297			120
Petroleum Exploration and Production Sector of Portfolio
Loan commitments	$5,519	$2,701	$547	$5,768	$2,156	$175	$6,147	$838	$46
Loans outstanding	3,080	1,705	547	2,943	1,226	175	3,155	670	46
Allowance for credit losses	415			319			127
Allowance for loan losses	386			291			114

As of March 31, 2016 and December 31, 2015, approximately 81% and 82% of our PEP portfolio was comprised of reserve-based commitments, respectively. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its forward-looking view of oil and natural gas prices used to calculate a borrower's reserve value as part of its assessment of the commitment amount.
As of March 31, 2016 and December 31, 2015, respectively, approximately 73% and 75% of our oil and gas commitments consist of Shared National Credits, which are loans or commitments with a total size of $20 million or more that are shared among three or more unaffiliated banks. We were the lead agent for 24% and 27% of these commitments as of March 31, 2016 and December 31, 2015, respectively. Second lien and junior commitments were de minimis at March 31, 2016.
The allowance for loan losses for the oil and gas sector is primarily comprised of a segment attribution and formulaic reserves based on internal ratings. Charge-offs within the oil and gas portfolio were $6 million for the three months ended March 31, 2016 and de minimis for the three months ended March 31, 2015. The Company manages risk on this portfolio by proactively risk rating and downgrading loans based on revised cash flow expectations and collateral assessments.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2016, 56% of the Company’s construction loan portfolio was concentrated in California, 11% to borrowers in the state of New York and 7% to borrowers in the state of Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2016, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in the state of Washington and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At March 31, 2016, payment terms on 44% of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but does not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consists of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33% of the home equity loans and lines were supported by first liens on residential properties as of March 31, 2016 and December 31, 2015. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 4 to our Consolidated Financial Statements in Part I, Item 1. “Financial

Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at March 31, 2016 and December 31, 2015.
As of March 31, 2016, our sovereign and non-sovereign debt exposure to European countries was not material. In addition, industry exposures to metals and mining were less than 1% of total loans held for investment.

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

Market Risk Governance
The ALM Policy, adopted by the Audit & Finance Committee of the Board of Directors, governs the Company’s management and oversight of market risk. This policy also governs liquidity risk and guides the Company's investment, funding, and derivative activities. The ALM Policy establishes the Company’s risk tolerance by outlining standards for measuring market and liquidity risks, creates Board-level limits for specific market risks, establishes ALCO responsibilities and requires independent review and oversight of market and liquidity risk activities.
ARC, composed of selected senior officers of the Company, supports the ALM Policy setting process by striving to ensure that the Company has an effective process to identify, monitor, measure and manage market risk as required by the ALM Policy. ARC provides broad and strategic guidance for market risk management by defining the risk and return direction for the Company. ALCO approves the investment, derivatives and trading policies that govern the Company’s activities. ALCO is responsible for the approval of specific market risk management programs, including those related to interest rate hedging, investment securities and wholesale funding.
The Treasurer is primarily responsible for the implementation of market risk management strategies approved by ALCO and for operational management of market risk, as defined above, through the funding, investment and derivatives hedging activities of Corporate Treasury. The Company's Investment Banking & Markets segment is responsible for managing price risk through its trading activities. The Market Risk Management unit is responsible for the monitoring of market risk and functions independently of all operating and management units.
The Company has separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.
Interest Rate Risk Management (Other Than Trading)
ALCO monitors interest rate risk on a monthly basis through a variety of modeling techniques that are used to quantify the sensitivity of net interest income to changes in interest rates. Our net interest income sensitivity analysis typically involves a simulation in which we estimate the net interest income impact of gradual parallel shifts in the yield curve of up and down 200 basis points over a 12-month horizon using a forecasted balance sheet. Due to the ongoing low interest rate environment, the 200 basis point decrease was replaced with a 100 basis point decrease.

Net Interest Income Sensitivity
The table below presents the estimated increase (decrease) in net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	March 31, 2016	December 31, 2015
Effect on net interest income:
Increase 200 basis points	$97.8	$56.6
as a percentage of base case net interest income	3.29%	1.92%
Decrease 100 basis points	$(93.3)	$(40.4)
as a percentage of base case net interest income	(3.14)%	(1.37)%

An increase in rates increases net interest income. During the three months ended March 31, 2016, the Company's asset sensitive profile increased due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At March 31, 2016 and December 31, 2015, our ALM securities portfolio fair values were $22.2 billion and $22.9 billion, respectively.
Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 3.8 years at March 31, 2016. At March 31, 2016, approximately $0.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2016, we purchased $1.3 billion and sold $1.7 billion of securities, as part of our investment portfolio strategy, while $0.7 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 2.8 years at March 31, 2016, compared with 3.4 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.8 years suggests an expected price decrease of approximately 2.8% for an immediate 1.0% parallel increase in interest rates.
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

ALM and Other Risk Management Derivatives
Since December 31, 2015, the notional amount of the ALM derivatives portfolio decreased by $1.0 billion as we terminated receive fixed interest rate swap contracts to hedge floating rate commercial loans. The gross positive fair value of ALM derivatives increased during the first quarter of 2016 primarily as a result of changes in interest rate swap rates.
Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q and Note 11 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

(Dollars in millions)	March 31, 2016	December 31, 2015	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$14,800	$15,750	$(950)
Total ALM derivatives	14,800	15,750	(950)
Other risk management derivatives	283	251	32
Total ALM and other risk management derivatives	$15,083	$16,001	$(918)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$271	$73	$198
Gross negative fair value	—	14	(14)
Positive (negative) fair value of ALM derivatives, net	271	59	212
Other risk management derivatives:
Gross positive fair value	5	5	—
Gross negative fair value	2	2	—
Positive (negative) fair value of other risk management derivatives, net	3	3	—
Positive (negative) fair value of ALM and other risk management derivatives, net	$274	$62	$212
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
As of March 31, 2016, notional amounts held for customer accommodation purposes were comprised of $100.0 billion of interest rate derivative contracts, $5.3 billion of foreign exchange derivative contracts and $2.6 billion of commodity derivative contracts. Notional amounts at March 31, 2016 also included $1.0 billion, $0.8 billion and $3.2 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of March 31, 2016 and December 31, 2015, and the change in fair value between March 31, 2016 and December 31, 2015:

(Dollars in millions)	March 31, 2016	December 31, 2015	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$100,017	$100,932	$(915)
Commodity contracts	3,410	3,775	(365)
Foreign exchange contracts(1)	6,307	5,043	1,264
Equity contracts	3,155	3,351	(196)
Total	$112,889	$113,101	$(212)
Fair value of positions held for trading purposes:
Gross positive fair value	$2,062	$1,749	$313
Gross negative fair value	1,993	1,630	363
Positive fair value of positions, net	$69	$119	$(50)

(1)	Excludes spot contracts with a notional amount of $0.8 billion and $0.5 billion at March 31, 2016 and December 31, 2015, respectively.

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
The management of liquidity risk is governed by the ALM Policy under the oversight of ALCO and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities.  Corporate Treasury formulates the liquidity and contingency planning strategies for the Company and the Bank and is responsible for identifying, managing and reporting on liquidity risk. Market Risk Management partners with Corporate Treasury to establish sound policies and effective risk and independent monitoring controls. We are also subject to a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the normal funding activities of the Company or the Bank.
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
Core deposits, which exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2016, our core deposits totaled $74.9 billion and our total loan-to-total core deposit ratio was 105.9%. Total deposits were up $5.2 billion from $84.3 billion at December 31, 2015 to $89.5 billion at March 31, 2016. The increase in deposits is substantially due to a single short-term noninterest bearing deposit at March 31, 2016. In conjunction with expected shifts in total deposits, the Company decreased wholesale funding by $0.8 billion to $14.7 billion at March 31, 2016 from $15.5 billion at December 31, 2015.

The Bank and the Company maintain a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank and the Company's liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB of San Francisco and the Federal Reserve Bank. As of March 31, 2016, the Bank had no borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $33.5 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $1.2 billion to $21.5 billion at March 31, 2016 from $20.3 billion at December 31, 2015.

•
The Bank has a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at March 31, 2016. We do not have any firm commitments in place to sell additional notes under this program.

•
The Company has direct access to the capital markets through a $3.6 billion shelf registration statement with the SEC. As of March 31, 2016, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs. However, from time to time the Company may issue long-term debt to BTMU. As of March 31, 2016, total long-term debt issued to BTMU was $4.6 billion.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of March 31, 2016:

		MUFG Union Bank, N.A.		MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A+	A
	Short-term	—	A-1	A-1
Moody's	Long-term	Aa2	A2	A3
	Short-term	P-1	P-1	—
Fitch	Long-term	A+	A	A
	Short-term	F1	F1	F1

For further information, including information about rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2015 Form 10-K.

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). The phase-in period began on January 1, 2016, with full compliance required by January 1, 2017. The Company is in compliance with the LCR requirements.

For further information regarding this rule, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards-Liquidity Coverage Ratio" in Part I, Item 1. and “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” in Part I, Item 1A. “Risk Factors” in our 2015 Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks. See “We are subject to operational risks, including cyber-security risks” in Part I, Item 1A. “Risk Factors” in our 2015 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, refer to the section “Operational Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Business Segments

We have four reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, and Investment Banking & Markets. For a more detailed description of these reportable segments, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.

Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. For a description of these methodologies, see Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
Regional Bank
The Regional Bank offers a range of banking products and services to individuals, including high net worth individuals and institutional clients, and businesses generally with up to $500 million in annual revenue. Products and services are delivered generally through a network of branches, private banking offices, ATMs, broker mortgage referrals, relationship managers, telephone services, and web-based and mobile banking applications. These products and services include mortgages, home equity lines of credit, consumer and commercial loans, deposit accounts, financial planning and investments. The Regional Bank also provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, and trade financing primarily to corporate customers based on the U.S. West Coast, and real estate financing to professional real estate investors and developers nationwide.
The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$482	$479	$3	1%
Noninterest income	114	111	3	3
Total revenue	596	590	6	1
Noninterest expense	399	425	(26)	(6)
(Reversal of) provision for credit losses	(2)	6	(8)	(133)
Income before income taxes and including noncontrolling interests	199	159	40	25
Income tax expense	61	45	16	36
Net income attributable to MUAH	$138	$114	$24	21
Average balances - Market View
Total loans held for investment	$57,117	$57,839	$(722)	(1)%
Total assets	61,903	62,356	(453)	(1)
Total deposits	51,815	50,379	1,436	3

Noninterest expense decreased during the first quarter of 2016 due to certain nonrecurring adjustments in the first quarter of 2015 and the impact of expense reduction measures.

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
The following table sets forth the results for the U.S. Wholesale Banking segment:

U.S. Wholesale Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$108	$100	$8	8%
Noninterest income	28	32	(4)	(13)
Total revenue	136	132	4	3
Noninterest expense	37	43	(6)	(14)
(Reversal of) provision for credit losses	126	2	124	nm
Income before income taxes and including noncontrolling interests	(27)	87	(114)	(131)
Income tax expense (benefit)	(11)	34	(45)	(132)
Net income attributable to MUAH	$(16)	$53	$(69)	(130)
Average balances - Market View
Total loans held for investment	$13,646	$12,206	$1,440	12%
Total assets	14,859	13,400	1,459	11
Total deposits	8,576	8,827	(251)	(3)

nm = not meaningful

Net interest income increased as a result of higher average loan balances, primarily in the technology and power and utilities sectors. Noninterest income was lower in the first quarter of 2016 due in part to lower syndication fees. The provision for credit losses in the first quarter of 2016 was primarily due to increased reserves for the oil and gas portfolio.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$121	$115	$6	5%
Noninterest income	46	43	3	7
Total revenue	167	158	9	6
Noninterest expense	111	100	11	11
(Reversal of) provision for credit losses	2	1	1	100
Income before income taxes and including noncontrolling interests	54	57	(3)	(5)
Income tax expense	21	22	(1)	(5)
Net income attributable to MUAH	$33	$35	$(2)	(6)
Average balances - Market View
Total loans held for investment	$60	$44	$16	36%
Total assets	1,925	1,714	211	12
Total deposits	35,269	37,028	(1,759)	(5)

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. Net interest income increased in the first quarter of 2016 despite lower deposit balances due to an increase in the funds transfer pricing credit rate. Noninterest income increased due to an increase in trust and investment management fees. The increase in noninterest expense includes the impact of customer product development activities and fixed asset impairments.

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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$59	$60	$(1)	(2)%
Noninterest income	25	31	(6)	(19)
Total revenue	84	91	(7)	(8)
Noninterest expense	35	30	5	17
(Reversal of) provision for credit losses	31	(7)	38	nm
Income before income taxes and including noncontrolling interests	18	68	(50)	(74)
Income tax expense (benefit)	(12)	13	(25)	(192)
Net income attributable to MUAH	$30	$55	$(25)	(45)
Average balances - Market View
Total loans held for investment	$8,829	$8,501	$328	4%
Total assets	11,865	11,123	742	7
Total deposits	2,861	3,254	(393)	(12)

nm = not meaningful
Noninterest income decreased in the first quarter of 2016 largely due to losses and impairments on oil and gas-related private equity investments, partially offset by an increase in trading account activities. The provision for credit losses in the first quarter of 2016 was due to the deterioration in credit quality of certain energy customers affected by continued low oil and gas prices. The reversal of the provision for credit losses in the first quarter of 2015 reflected low loss experience in the loan portfolio. The income tax benefit during the quarter was due to tax credits from renewable energy investments.

Other
"Other" includes the Asian Corporate Banking segment, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. In addition, "Other" is comprised of certain corporate activities of the Company; the funds transfer pricing center and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate; Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios; and the FDIC covered assets.
The following table sets forth the results for Other:

Other
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$27	$20	$7	35%
Noninterest income	232	166	66	40
Total revenue	259	186	73	39
Noninterest expense	342	296	46	16
(Reversal of) provision for credit losses	5	3	2	67
Income before income taxes and including noncontrolling interests	(88)	(113)	25	22
Income tax expense (benefit)	(2)	(44)	42	95
Net income (loss) including noncontrolling interests	(86)	(69)	(17)	(25)
Deduct: net loss from noncontrolling interests	12	5	7	140
Net income attributable to MUAH	$(74)	$(64)	$(10)	(16)
Average balances - Market View
Total loans held for investment	$239	$250	$(11)	(4)%
Total assets	27,460	26,690	770	3
Total deposits	6,516	5,647	869	15

Net interest income increased during the first quarter of 2016 due to higher average securities balances and an increase in the notional amount of receive fixed interest rate swaps used to hedge floating rate commercial loans. An increase in staff costs - support services and related fees from affiliates associated with the business integration initiative contributed to increases in noninterest income and noninterest expense. Noninterest income also increased due to a decrease in FDIC indemnification amortization expense.

Critical Accounting Estimates
MUAH’s consolidated financial statements are prepared in accordance with GAAP, which include management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the assumptions used in measuring our transfer pricing revenue, pension obligations, goodwill impairment, and assumptions regarding our effective tax rates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2015 Form 10-K. There have been no material changes to these critical accounting estimates during the first quarter of 2016.
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
During the quarter ended March 31, 2016, a non-U.S. subsidiary of MUFG engaged in business activities with entities in or affiliated with Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. subsidiary. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended March 31, 2016, the aggregate interest and fee income relating to these transactions was less than ¥30 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in or affiliated with Iran. In addition to such accounts, BTMU receives deposits in Japan from and provides settlement services in Japan to fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2016, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥3 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in or affiliated with Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of March 31, 2016. For the quarter ended March 31, 2016, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
We understand that BTMU will continue to participate in these types of transactions. In addition, following Implementation Day under the Joint Comprehensive Plan of Action, and the relaxation of U.S., European Union, Japanese and other sanctions against Iran, we understand that BTMU has begun to participate in a broader range of banking transactions involving Iran, subject to remaining Japanese and international sanctions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
A discussion of our market risk exposure is incorporated by reference to Part I, Item 2. of this Form 10-Q under the caption “Risk Management - Market Risk Management” and to Part II, Item 1A. of this Form 10-Q under the caption “Risk Factors.”
Item 4.   Controls and Procedures
Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2016. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. During the first quarter of 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2016	2015
Interest Income
Loans	$697	$678
Securities	109	102
Other	6	3
Total interest income	812	783
Interest Expense
Deposits	49	52
Commercial paper and other short-term borrowings	1	1
Long-term debt	65	47
Total interest expense	115	100
Net Interest Income	697	683
Provision for credit losses	162	3
Net interest income after provision for credit losses	535	680
Noninterest Income
Service charges on deposit accounts	49	49
Trust and investment management fees	31	28
Trading account activities	13	8
Securities gains, net	13	3
Credit facility fees	27	30
Merchant banking fees	14	20
Brokerage commissions and fees	13	13
Card processing fees, net	9	8
Fees from affiliates	200	166
Other, net	26	10
Total noninterest income	395	335
Noninterest Expense
Salaries and employee benefits	543	567
Net occupancy and equipment	76	80
Professional and outside services	102	77
Software	36	28
Regulatory assessments	14	13
Intangible asset amortization	7	10
Other	98	74
Total noninterest expense	876	849
Income before income taxes and including noncontrolling interests	54	166
Income tax expense	17	34
Net Income Including Noncontrolling Interests	37	132
Deduct: Net loss from noncontrolling interests	12	5
Net Income Attributable to MUAH	$49	$137
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net Income Attributable to MUAH	$49	$137
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	135	52
Net change in unrealized gains (losses) on investment securities	91	73
Foreign currency translation adjustment	4	(7)
Pension and other postretirement benefit adjustments	10	14
Other	(1)	—
Total other comprehensive income (loss)	239	132
Comprehensive Income (Loss) Attributable to MUAH	288	269
Comprehensive loss from noncontrolling interests	(12)	(5)
Total Comprehensive Income (Loss)	$276	$264
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2016	December 31, 2015
Assets
Cash and due from banks	$1,599	$1,756
Interest bearing deposits in banks	6,696	2,749
Federal funds sold and securities purchased under resale agreements	29	24
Total cash and cash equivalents	8,324	4,529
Trading account assets	1,370	1,087
Securities available for sale	13,011	14,344
Securities held to maturity (Fair value $10,848 at March 31, 2016 and $10,207 at December 31, 2015)	10,605	10,158
Loans held for investment	79,299	77,599
Allowance for loan losses	(879)	(721)
Loans held for investment, net	78,420	76,878
Premises and equipment, net	632	608
Goodwill	3,225	3,225
Other assets	5,322	5,387
Total assets	$120,909	$116,216
Liabilities
Deposits:
Noninterest bearing	$38,556	$32,463
Interest bearing	50,944	51,877
Total deposits	89,500	84,340
Commercial paper and other short-term borrowings	647	1,038
Long-term debt	11,843	12,349
Trading account liabilities	747	796
Other liabilities	2,203	2,017
Total liabilities	104,940	100,540
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of March 31, 2016 and December 31, 2015	136	136
Additional paid-in capital	7,250	7,241
Retained earnings	8,885	8,836
Accumulated other comprehensive loss	(513)	(752)
Total MUAH stockholder's equity	15,758	15,461
Noncontrolling interests	211	215
Total equity	15,969	15,676
Total liabilities and equity	$120,909	$116,216
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	MUAH Stockholder's Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2014	$136	$7,232	$8,265	$(729)	$264	$15,168
Net income (loss)	—	—	137	—	(5)	132
Other comprehensive income (loss), net of tax	—	—	—	132	—	132
Compensation—restricted stock units	—	9	—	—	—	9
Other	—	—	—	—	(9)	(9)
Net change	—	9	137	132	(14)	264
Balance March 31, 2015	$136	$7,241	$8,402	$(597)	$250	$15,432

Balance December 31, 2015	$136	$7,241	$8,836	$(752)	$215	$15,676
Net income (loss)	—	—	49	—	(12)	37
Other comprehensive income (loss), net of tax	—	—	—	239	—	239
Compensation—restricted stock units	—	9	—	—	—	9
Other	—	—	—	—	8	8
Net change	—	9	49	239	(4)	293
Balance March 31, 2016	$136	$7,250	$8,885	$(513)	$211	$15,969

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2016	2015
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$37	$132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	162	3
Depreciation, amortization and accretion, net	80	111
Stock-based compensation—restricted stock units	15	9
Deferred income taxes	(25)	113
Net gains on sales of securities	(13)	(3)
Net decrease (increase) in trading account assets	(283)	(119)
Net decrease (increase) in other assets	402	(80)
Net increase (decrease) in trading account liabilities	(49)	50
Net increase (decrease) in other liabilities	79	181
Loans originated for sale	(519)	(362)
Net proceeds from sale of loans originated for sale	514	291
Pension and other benefits adjustment	(149)	(158)
Other, net	7	—
Total adjustments	221	36
Net cash provided by (used in) operating activities	258	168
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,658	324
Proceeds from paydowns and maturities of securities available for sale	365	441
Purchases of securities available for sale	(529)	(485)
Proceeds from paydowns and maturities of securities held to maturity	360	377
Purchases of securities held to maturity	(866)	(1,146)
Proceeds from sales of loans	34	36
Net decrease (increase) in loans	(1,620)	(91)
Purchases of other investments	(46)	(77)
Other, net	(79)	(52)
Net cash provided by (used in) investing activities	(723)	(673)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	5,149	(3,263)
Net increase (decrease) in commercial paper and other short-term borrowings	(391)	771
Proceeds from issuance of long-term debt	—	2,697
Repayment of long-term debt	(500)	(817)
Other, net	(6)	(11)
Change in noncontrolling interests	8	(9)
Net cash provided by (used in) financing activities	4,260	(632)
Net change in cash and cash equivalents	3,795	(1,137)
Cash and cash equivalents at beginning of period	4,529	5,751
Cash and cash equivalents at end of period	$8,324	$4,614
Cash Paid During the Period For:
Interest	$106	$76
Income taxes, net	50	21
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	(81)	80
Transfer of loans held for investment to OREO	—	3

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and a bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (MUB). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2016 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 3), the allowance for credit losses (Note 4), goodwill impairment, fair value of financial instruments (Note 8), hedge accounting (Note 9), pension accounting (Note 11), income taxes, and transfer pricing.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the ASU requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015 the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning on January 1, 2018, with early adoption permitted in 2017. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the accounting, presentation, and disclosure requirements for certain financial instruments. The ASU requires that all equity investments be recorded at fair value through net income (other than those accounted for under equity method or result in consolidation of the investee); however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability under the fair value option. The ASU also clarifies that an entity must evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. In addition,

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

the ASU amends the presentation and disclosure requirements for financial instruments and now requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted for the amendments to the accounting for financial liabilities under the fair value option. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases (where lease terms are greater than twelve months).  The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The guidance is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. Management is currently assessing the impact of the guidance on the Company’s financial position and results of operations.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship. However, entities will still need to evaluate whether all other hedge accounting criteria continue to be met. This ASU is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted. Entities have the option to adopt the new guidance on a prospective basis to new derivative contract novations or on a modified retrospective basis. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Current guidance indicates that a contingently exercisable put or call option is clearly and closely related to the debt host if it is indexed only to interest rates or credit risk, but was unclear whether the nature of the exercise contingency itself should be considered in this evaluation. The ASU clarifies that an entity would not separately assess whether the contingency itself is indexed only to interest rates or the credit risk of the entity to conclude the option is clearly and closely related. This guidance is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted. The new guidance is required to be applied on a modified retrospective basis to all existing and future debt instruments and an entity will be able to elect the fair value option at transition for the entire debt instrument. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when an investor obtains significant influence over an existing investee.   The ASU requires that (1) the equity method be applied prospectively from the date significant influence is obtained, and (2) investors add the cost of acquiring the additional interest in the investee to the current basis of their previously held interest.  The ASU also provides specific guidance for available-for-sale securities that become eligible for the equity method whereby any unrealized gain or loss recorded within accumulated other comprehensive income must be recognized in earnings on the date the investment initially qualifies for the equity method.   The ASU is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted.  Adoption of this guidance will not significantly impact the Company’s financial position or results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU amends ASU 2014-09, Revenue from Contracts with Customers, with respect to assessing whether an entity is a principal (and thus presents revenue gross) or an agent (and thus presents revenue net). The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarify: (1) that an entity must first identify the specified good or service being provided to the customer; (2) that the unit of account for the principal versus agent assessment is each specified good or service promised in a contract; (3) indicators and examples to help an entity evaluate whether it is the principal; and (4) how to assess whether an entity controls services performed by another party. The ASU is effective upon the adoption of ASU 2014-09, which is effective for periods beginning January 1, 2018, with early adoption permitted in 2017. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Accounting for Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The ASU requires recognition of any difference between the deduction for tax purposes and compensation cost recognized for financial reporting purposes as income tax expense or benefit in the income statement (as opposed to recognizing certain excess tax benefits in additional paid-in capital).  The tax effects of exercised or vested awards are now also required to be treated as discrete items in the reporting period in which they occur (rather than through the annual estimated effective tax rate) and excess tax benefits must be recognized regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits are now classified along with other income tax cash flows as an operating activity, as opposed to a financing activity.  With respect to accounting for forfeitures, an entity can now make an accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  Additionally, entities may now partially settle awards in cash up to the maximum statutory tax rates in the applicable jurisdictions, without precluding equity classification of the award (current GAAP allows only up to the minimum statutory withholding requirements). The ASU is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Note 2—Correction of Prior Period Amounts

During the first quarter of 2016, the Company corrected a prior period error related to the recognition of income associated with two LIHC investment fund structures. This error affected historical periods beginning in 2010 through December 31, 2015. The Company recognized certain noninterest income amounts related to transactions with the two LIHC investment fund structures. These amounts should not have been recorded in earnings until the investments were liquidated or deconsolidated. This error was not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated balance sheets as of December 31, 2015 and December 31, 2014 and the consolidated statements of changes in stockholder's equity for the three months ended March 31, 2016 and 2015 have been adjusted to reflect the correction of this error.

The following tables show the affected line items within the consolidated financial statements:

	December 31, 2015
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Other assets	$5,377	$10	$5,387
Other liabilities	2,023	(6)	2,017
Retained earnings	8,854	(18)	8,836
Noncontrolling interests	181	34	215

	December 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Other assets	$4,630	$10	$4,640
Other liabilities	1,897	(6)	1,891
Retained earnings	8,283	(18)	8,265
Noncontrolling interests	230	34	264

Note 3—Securities

Securities Available for Sale

At March 31, 2016 and December 31, 2015, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are presented below.

	March 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$148	$4	$—	$152
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,302	16	10	6,308
Privately issued	202	2	1	203
Privately issued - commercial mortgage-backed securities	1,469	24	1	1,492
Collateralized loan obligations	3,267	—	40	3,227
Other	7	—	—	7
Asset Liability Management securities	11,395	46	52	11,389
Other debt securities:
Direct bank purchase bonds	1,560	45	24	1,581
Other	32	1	—	33
Equity securities	6	2	—	8
Total securities available for sale	$12,993	$94	$76	$13,011

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$596	$1	$3	$594
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,298	1	98	7,201
Privately issued	150	2	1	151
Privately issued - commercial mortgage-backed securities	1,566	5	25	1,546
Collateralized loan obligations	3,266	1	34	3,233
Other	7	—	—	7
Asset Liability Management securities	12,883	10	161	12,732
Other debt securities:
Direct bank purchase bonds	1,549	45	22	1,572
Other	32	—	—	32
Equity securities	6	2	—	8
Total securities available for sale	$14,470	$57	$183	$14,344

Note 3—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2016 and December 31, 2015 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$649	$3	$2,006	$7	$2,655	$10
Privately issued	15	—	35	1	50	1
Privately issued - commercial mortgage-backed securities	119	—	82	1	201	1
Collateralized loan obligations	1,765	14	1,340	26	3,105	40
Other	—	—	1	—	1	—
Asset Liability Management securities	2,548	17	3,464	35	6,012	52
Other debt securities:
Direct bank purchase bonds	236	8	655	16	891	24
Equity securities	—	—	5	—	5	—
Total securities available for sale	$2,784	$25	$4,124	$51	$6,908	$76

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$295	$3	$—	$—	$295	$3
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	4,692	57	2,278	41	6,970	98
Privately issued	39	—	38	1	77	1
Privately issued - commercial mortgage-backed securities	1,154	24	65	1	1,219	25
Collateralized loan obligations	1,497	11	1,290	23	2,787	34
Asset Liability Management securities	7,677	95	3,671	66	11,348	161
Other debt securities:
Direct bank purchase bonds	157	4	686	18	843	22
Other	2	—	—	—	2	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$7,836	$99	$4,362	$84	$12,198	$183

At March 31, 2016, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2016, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities

Note 3—Securities (Continued)

resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2016, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2016
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$—	$152	$—	$152
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	17	372	5,919	6,308
Privately issued	—	3	—	200	203
Privately issued - commercial mortgage-backed securities	—	—	37	1,455	1,492
Collateralized loan obligations	—	16	1,858	1,353	3,227
Other	—	2	5	—	7
Asset Liability Management securities	—	38	2,424	8,927	11,389
Other debt securities:
Direct bank purchase bonds	67	346	698	470	1,581
Other	—	1	—	32	33
Total debt securities available for sale	$67	$385	$3,122	$9,429	$13,003

The gross realized gains and losses from sales of available for sale securities for the three months ended March 31, 2016 and 2015 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2016	2015
Gross realized gains	$13	$5
Gross realized losses	—	—

Note 3—Securities (Continued)

Securities Held to Maturity
At March 31, 2016 and December 31, 2015, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	March 31, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$490	$—	$—	$490	$12	$—	$502
U.S. government-sponsored agencies	200	—	—	200	—	—	200
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,301	4	51	8,254	154	5	8,403
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,731	—	70	1,661	82	—	1,743
Total securities held to maturity	$10,722	$4	$121	$10,605	$248	$5	$10,848

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$489	$—	$—	$489	$4	$—	$493
U.S. government-sponsored agencies	220	—	—	220	—	4	216
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,831	4	53	7,782	49	41	7,790
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,740	—	73	1,667	46	5	1,708
Total securities held to maturity	$10,280	$4	$126	$10,158	$99	$50	$10,207

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

Note 3—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2016 and December 31, 2015 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$451	$—	$4	$1,832	$51	$1	$2,283	$51	$5
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	92	—	—	1,463	70	—	1,555	70	—
Total securities held to maturity	$543	$—	$4	$3,295	$121	$1	$3,838	$121	$5

	December 31, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government-sponsored agencies	$196	$—	$4	$—	$—	$—	$196	$—	$4
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	3,297	—	39	1,705	53	2	5,002	53	41
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	197	—	1	1,428	73	4	1,625	73	5
Total securities held to maturity	$3,690	$—	$44	$3,133	$126	$6	$6,823	$126	$50

Note 3—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2016
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$490	$502	$—	$—	$—	$—	$490	$502
U.S. government-sponsored agencies	—	—	200	200	—	—	200	200
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	92	94	8,162	8,309	8,254	8,403
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	51	801	863	811	829	1,661	1,743
Total securities held to maturity	$539	$553	$1,093	$1,157	$8,973	$9,138	$10,605	$10,848
Securities Pledged as Collateral
At March 31, 2016, the Company had $0.9 billion of securities available for sale pledged as collateral to secure public and trust department deposits, where the secured party cannot resell or repledge such securities. At March 31, 2016 and December 31, 2015, the Company accepted securities as collateral for reverse repurchase agreements that it is permitted by contract to sell or repledge of $28 million and $24 million, respectively, none of which has been sold or repledged. These securities received as collateral are not recognized on the Company's balance sheet. For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Note 4—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at March 31, 2016 and December 31, 2015:

(Dollars in millions)	March 31, 2016	December 31, 2015
Loans held for investment:
Commercial and industrial	$30,212	$29,730
Commercial mortgage	14,920	13,904
Construction	2,251	2,297
Lease financing	732	737
Total commercial portfolio	48,115	46,668
Residential mortgage	27,495	27,344
Home equity and other consumer loans	3,385	3,251
Total consumer portfolio	30,880	30,595
Total loans held for investment, before purchased credit-impaired loans	78,995	77,263
Purchased credit-impaired loans(1)	304	336
Total loans held for investment(2)	79,299	77,599
Allowance for loan losses	(879)	(721)
Loans held for investment, net	$78,420	$76,878

(1)
Includes $16 million and $19 million as of March 31, 2016 and December 31, 2015, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements.

(2)	Includes $109 million and $100 million at March 31, 2016 and December 31, 2015, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$651	$49	$1	$20	$721
(Reversal of) provision for loan losses	171	8	(1)	(20)	158
Other	4	—	—	—	4
Loans charged-off	(8)	(1)	—	—	(9)
Recoveries of loans previously charged-off	4	1	—	—	5
Allowance for loan losses, end of period	$822	$57	$—	$—	$879

	For the Three Months Ended March 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$465	$49	$3	$20	$537
(Reversal of) provision for loan losses	(5)	2	—	—	(3)
Other	(1)	—	—	—	(1)
Loans charged-off	(4)	(3)	—	—	(7)
Recoveries of loans previously charged-off	4	—	—	—	4
Allowance for loan losses, end of period	$459	$48	$3	$20	$530

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2016 and December 31, 2015:

	March 31, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$265	$13	$—	$—	$278
Collectively evaluated for impairment	557	44	—	—	601
Total allowance for loan losses	$822	$57	$—	$—	$879

Loans held for investment:
Individually evaluated for impairment	$752	$301	$1	$—	$1,054
Collectively evaluated for impairment	47,363	30,579	—	—	77,942
Purchased credit-impaired loans	—	—	303	—	303
Total loans held for investment	$48,115	$30,880	$304	$—	$79,299

	December 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$101	$13	$—	$—	$114
Collectively evaluated for impairment	550	36	—	20	606
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$651	$49	$1	$20	$721

Loans held for investment:
Individually evaluated for impairment	$525	$307	$1	$—	$833
Collectively evaluated for impairment	46,143	30,288	—	—	76,431
Purchased credit-impaired loans	—	—	335	—	335
Total loans held for investment	$46,668	$30,595	$336	$—	$77,599

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2016 and December 31, 2015:

(Dollars in millions)	March 31, 2016	December 31, 2015
Commercial and industrial	$702	$284
Commercial mortgage	30	37
Total commercial portfolio	732	321
Residential mortgage	186	190
Home equity and other consumer loans	32	35
Total consumer portfolio	218	225
Total nonaccrual loans, before purchased credit-impaired loans	950	546
Purchased credit-impaired loans	6	6
Total nonaccrual loans	$956	$552
Troubled debt restructured loans that continue to accrue interest	$229	$413
Troubled debt restructured nonaccrual loans (included in the total nonaccrual loans above)	$598	$409

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables show an aging of the balance of loans held for investment, excluding purchased credit-impaired loans, by class as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$30,869	$64	$11	$75	$30,944
Commercial mortgage	14,886	26	8	34	14,920
Construction	2,251	—	—	—	2,251
Total commercial portfolio	48,006	90	19	109	48,115
Residential mortgage	27,357	90	48	138	27,495
Home equity and other consumer loans	3,363	13	9	22	3,385
Total consumer portfolio	30,720	103	57	160	30,880
Total loans held for investment, excluding purchased credit-impaired loans	$78,726	$193	$76	$269	$78,995

	December 31, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$30,446	$15	$6	$21	$30,467
Commercial mortgage	13,880	17	7	24	13,904
Construction	2,292	5	—	5	2,297
Total commercial portfolio	46,618	37	13	50	46,668
Residential mortgage	27,206	92	46	138	27,344
Home equity and other consumer loans	3,225	14	12	26	3,251
Total consumer portfolio	30,431	106	58	164	30,595
Total loans held for investment, excluding purchased credit-impaired loans	$77,049	$143	$71	$214	$77,263

Loans 90 days or more past due and still accruing totaled $6 million and $2 million at March 31, 2016 and December 31, 2015, respectively. Purchased credit-impaired loans that were 90 days or more past due and still accruing totaled $28 million and $16 million at March 31, 2016 and December 31, 2015, respectively.

Credit Quality Indicators
Management analyzes the Company’s loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. For further information related to the credit quality indicators the Company uses to monitor the portfolio, see Note 3 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment and commercial loans outstanding within the purchased credit-impaired loans segment monitored for credit quality based on internal ratings. The amounts presented reflect unpaid principal balances less charge-offs.

	March 31, 2016
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$28,143	$852	$1,843	$30,838
Commercial mortgage	14,472	141	171	14,784
Construction	2,193	59	—	2,252
Total commercial portfolio	44,808	1,052	2,014	47,874
Purchased credit-impaired loans	33	8	57	98
Total	$44,841	$1,060	$2,071	$47,972

	December 31, 2015
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$28,228	$844	$1,265	$30,337
Commercial mortgage	13,470	139	149	13,758
Construction	2,240	57	—	2,297
Total commercial portfolio	43,938	1,040	1,414	46,392
Purchased credit-impaired loans	40	12	61	113
Total	$43,978	$1,052	$1,475	$46,505

At March 31, 2016 and December 31, 2015, the commercial portfolio included $1.7 billion and $1.2 billion, respectively, in criticized loans within the oil and gas industry sector of the portfolio. Criticized loans include both special mention and classified loans.

Note 4—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and purchased credit-impaired loans segment, which excludes $15 million and $18 million of loans covered by FDIC loss share agreements, at March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,309	$186	$27,495
Home equity and other consumer loans	3,353	32	3,385
Total consumer portfolio	30,662	218	30,880
Purchased credit-impaired loans	139	—	139
Total	$30,801	$218	$31,019

	December 31, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,154	$190	$27,344
Home equity and other consumer loans	3,216	35	3,251
Total consumer portfolio	30,370	225	30,595
Purchased credit-impaired loans	148	—	148
Total	$30,518	$225	$30,743

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

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the purchased credit-impaired loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at March 31, 2016 and December 31, 2015. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	March 31, 2016
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,311	$5,482	$467	$27,260
Home equity and other consumer loans	2,345	896	83	3,324
Total consumer portfolio	23,656	6,378	550	30,584
Purchased credit-impaired loans	57	71	11	139
Total	$23,713	$6,449	$561	$30,723
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,209	$5,412	$488	$27,109
Home equity and other consumer loans	2,276	818	85	3,179
Total consumer portfolio	23,485	6,230	573	30,288
Purchased credit-impaired loans	60	76	12	148
Total	$23,545	$6,306	$585	$30,436
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	March 31, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,396	$764	$48	$52	$27,260
Home equity loans	2,117	210	79	100	2,506
Total consumer portfolio	28,513	974	127	152	29,766
Purchased credit-impaired loans	101	27	9	1	138
Total	$28,614	$1,001	$136	$153	$29,904
Percentage of total	96%	3%	—%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,143	$804	$52	$110	$27,109
Home equity loans	2,190	217	83	55	2,545
Total consumer portfolio	28,333	1,021	135	165	29,654
Purchased credit-impaired loans	106	32	9	—	147
Total	$28,439	$1,053	$144	$165	$29,801
Percentage of total	95%	4%	—%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 4—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of March 31, 2016 and December 31, 2015. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $29 million and $98 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2016 and December 31, 2015, respectively.

(Dollars in millions)	March 31, 2016	December 31, 2015
Commercial and industrial	$509	$499
Commercial mortgage	17	16
Total commercial portfolio	526	515
Residential mortgage	270	276
Home equity and other consumer loans	31	31
Total consumer portfolio	301	307
Total restructured loans, excluding purchased credit-impaired loans	$827	$822

For the first quarter of 2016, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the three months ended March 31, 2016 and March 31, 2015 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016		For the Three Months Ended March 31, 2015
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$50	$50	$72	$72
Commercial mortgage	5	5	2	2
Total commercial portfolio	55	55	74	74
Residential mortgage	4	4	4	4
Home equity and other consumer loans	1	1	1	1
Total consumer portfolio	5	5	5	5
Total	$60	$60	$79	$79

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2016 and 2015, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015
Commercial and industrial	$1	$4
Commercial mortgage	—	1
Total commercial portfolio	1	5
Residential mortgage	2	—
Total consumer portfolio	2	—
Total	$3	$5

For loans in the consumer portfolio in which impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses.
Loan Impairment
Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, and commercial mortgage loan portfolios and loans modified in a TDR. The Company records an impairment allowance when the value of an impaired loan is less than the recorded investment in the loan.
The following tables show information about impaired loans by class as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$704	$32	$736	$264	$732	$34
Commercial mortgage	14	2	16	1	14	2
Total commercial portfolio	718	34	752	265	746	36
Residential mortgage	179	91	270	12	194	107
Home equity and other consumer loans	9	22	31	1	10	33
Total consumer portfolio	188	113	301	13	204	140
Total, excluding purchased credit-impaired loans	906	147	1,053	278	950	176
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$907	$147	$1,054	$278	$951	$176

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$363	$142	$505	$100	$377	$144
Commercial mortgage	14	6	20	1	15	9
Total commercial portfolio	377	148	525	101	392	153
Residential mortgage	183	93	276	13	199	109
Home equity and other consumer loans	9	22	31	—	10	35
Total consumer portfolio	192	115	307	13	209	144
Total, excluding purchased credit-impaired loans	569	263	832	114	601	297
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$570	$263	$833	$114	$602	$297

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three months ended March 31, 2016 and 2015 for the commercial, consumer and purchased credit-impaired loans portfolio segments.

	For the Three Months Ended March 31,
	2016		2015
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$623	$2	$149	$2
Commercial mortgage	18	—	35	—
Construction	—	—	—	—
Total commercial portfolio	641	2	184	2
Residential mortgage	273	2	306	3
Home equity and other consumer loans	31	1	30	1
Total consumer portfolio	304	3	336	4
Total, excluding purchased credit-impaired loans	945	5	520	6
Purchased credit-impaired loans	1	—	1	—
Total	$946	$5	$521	$6

The Company transferred a net $81 million of commercial loans from loans held for sale to held for investment during the three months ended March 31, 2016 and a net $80 million of commercial loans from held for investment to held for sale during the three months ended March 31, 2015. Proceeds from the sale of commercial loans were $34 million and $36 million during the three months ended March 31, 2016 and March 31, 2015, respectively. No consumer loans were sold or transferred from held for investment to held for sale during the three months ended March 31, 2016 or March 31, 2015.

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

Note 5—Variable Interest Entities (Continued)

Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$8	$—	$170	$178	$—	$—
Leasing investments	4	585	158	747	67	67
Total consolidated VIEs	$12	$585	$328	$925	$67	$67

	December 31, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$178	$187	$—	$—
Leasing investments	21	588	156	765	59	59
Total consolidated VIEs	$30	$588	$334	$952	$59	$59

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

Note 5—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at March 31, 2016 and December 31, 2015. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the three months ended March 31, 2016 and March 31, 2015, the Company had noncash increases in unfunded commitments on LIHC investments of $37 million and $32 million, respectively, included within other liabilities.

	March 31, 2016
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$190	$1,169	$1,384	$420	$420	$1,384
Leasing investments	5	—	20	1,194	1,219	61	61	1,240
Other investments	—	—	34	27	61	—	—	86
Total unconsolidated VIEs	$5	$25	$244	$2,390	$2,664	$481	$481	$2,710

		December 31, 2015
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$220	$1,166	$1,411	$424	$424	$1,411
Leasing investments	5	—	20	1,200	1,225	61	61	1,245
Other investments	—	—	49	10	59	—	—	60
Total unconsolidated VIEs	$5	$25	$289	$2,376	$2,695	$485	$485	$2,716

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$2
Amortization of LIHC investments included in income tax expense	30	27
Tax credits and other tax benefits from LIHC investments included in income tax expense	45	46

Note 5—Variable Interest Entities (Continued)

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

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2016	December 31, 2015
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.34% and 0.30% at March 31, 2016 and December 31, 2015, respectively	$14	$44
Commercial paper, with a weighted average interest rate of 0.35% and 0.23% at March 31, 2016 and December 31, 2015, respectively	633	994
Total commercial paper and other short-term borrowings	$647	$1,038

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	March 31, 2016	December 31, 2015
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.19% at March 31, 2016 and 0.91% at December 31, 2015	$249	$250
Fixed rate 1.625% notes due February 2018	449	450
Fixed rate 2.25% notes due February 2020	996	1,000
Fixed rate 3.50% notes due June 2022	397	398
Fixed rate 3.00% notes due February 2025	495	498
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 2.01% at March 31, 2016 and 1.98% at December 31, 2015	300	300
Junior subordinated debt payable to trusts(1):
Floating rate note due September 2036. This note had an interest rate of 2.33% at March 31, 2016 and 2.21% at December 31, 2015	36	36
Total debt issued by MUAH	2,922	2,932
Debt issued by MUB and other subsidiaries
Senior debt:
Fixed rate FHLB of San Francisco advances due February 2016. These notes bear a combined weighted-average rate of 2.50% at December 31, 2015	—	500
Fixed rate 3.00% notes due June 2016	700	700
Fixed rate 1.50% notes due September 2016	500	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.38% at March 31, 2016 and 1.35% at December 31, 2015	500	500
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.02% at March 31, 2016 and 0.73% at December 31, 2015	250	250
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	998	1,000
Fixed rate 2.250% notes due May 2019	509	502
Senior debt due to BTMU:
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.29% at March 31, 2016 and 1.09% at December 31, 2015	1,000	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.31% at March 31, 2016 and 1.11% at December 31, 2015	1,500	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.47% at March 31, 2016 and 1.27% at December 31, 2015	1,000	1,000
Subordinated debt:
Fixed rate 5.95% notes due May 2016	701	703
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 1.83% at March 31, 2016 and 1.80% at December 31, 2015	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.92% at March 31, 2016 and December 31, 2015(1)	14	14
Total debt issued by MUB and other subsidiaries	8,921	9,417
Total long-term debt	$11,843	$12,349

(1)	Long-term debt assumed through acquisitions.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 10 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 10 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.
Valuation Processes
The Company has established a valuation committee to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The valuation committee’s responsibilities include reviewing fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes and other valuation processes. The valuation committee reports to the Company’s Disclosure & Accounting Committee and meets at least quarterly.

Independent price verification is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its independent price verification procedures, the Company compares pricing sources, tests data variances within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the valuation committee. For further information related to valuation processes, see Note 10 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, by major category and by valuation hierarchy level:

	March 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$36	$—	$—	$36
U.S. government-sponsored agency securities	—	97	—	—	97
State and municipal securities	—	8	—	—	8
Interest rate derivative contracts	1	1,394	2	(254)	1,143
Commodity derivative contracts	—	367	3	(351)	19
Foreign exchange derivative contracts	1	111	1	(54)	59
Equity derivative contracts	—	—	183	(175)	8
Total trading account assets	2	2,013	189	(834)	1,370
Securities available for sale:
U.S. Treasury	—	152	—	—	152
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	6,308	—	—	6,308
Privately issued	—	203	—	—	203
Privately issued - commercial mortgage-backed securities	—	1,492	—	—	1,492
Collateralized loan obligations	—	3,227	—	—	3,227
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,581	—	1,581
Other	—	1	32	—	33
Equity securities	8	—	—	—	8
Total securities available for sale	8	11,390	1,613	—	13,011
Other assets:
Mortgage servicing rights	—	—	13	—	13
Interest rate hedging contracts	—	271	—	(205)	66
Other derivative contracts	—	3	2	(3)	2
Total other assets	—	274	15	(208)	81
Total assets	$10	$13,677	$1,817	$(1,042)	$14,462
Percentage of total	—%	94%	13%	(7)%	100%
Percentage of total Company assets	—%	11%	2%	(1)%	12%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$3	$1,344	$—	$(1,150)	$197
Commodity derivative contracts	—	330	3	(78)	255
Foreign exchange derivative contracts	—	130	1	(38)	93
Equity derivative contracts	—	—	183	—	183
Securities sold, not yet purchased	—	19	—	—	19
Total trading account liabilities	3	1,823	187	(1,266)	747
Other liabilities:
FDIC clawback liability	—	—	115	—	115
Other derivative contracts	—	1	1	—	2
Total other liabilities	—	1	116	—	117
Total liabilities	$3	$1,824	$303	$(1,266)	$864
Percentage of total	—%	211%	35%	(146)%	100%
Percentage of total Company liabilities	—%	2%	—%	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$37	$—	$—	$37
U.S. government-sponsored agency securities	—	106	—	—	106
State and municipal securities	—	3	—	—	3
Commercial Paper	—	25	—	—	25
Interest rate derivative contracts	—	998	4	(163)	839
Commodity derivative contracts	—	408	1	(384)	25
Foreign exchange derivative contracts	1	115	1	(70)	47
Equity derivative contracts	—	—	222	(217)	5
Total trading account assets	1	1,692	228	(834)	1,087
Securities available for sale:
U.S. Treasury	—	594	—	—	594
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,201	—	—	7,201
Privately issued	—	151	—	—	151
Privately issued - commercial mortgage-backed securities	—	1,546	—	—	1,546
Collateralized loan obligations	—	3,233	—	—	3,233
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,572	—	1,572
Other	—	1	31	—	32
Equity securities	8	—	—	—	8
Total securities available for sale	8	12,733	1,603	—	14,344
Other assets:
Interest rate hedging contracts	—	73	—	(71)	2
Other derivative contracts	—	4	1	(4)	1
Total other assets	—	77	1	(75)	3
Total assets	$9	$14,502	$1,832	$(909)	$15,434
Percentage of total	—%	94%	12%	(6)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$947	$—	$(775)	$173
Commodity derivative contracts	—	368	1	(61)	308
Foreign exchange derivative contracts	1	91	1	(22)	71
Equity derivative contracts	—	—	221	—	221
Securities sold, not yet purchased	—	23	—	—	23
Total trading account liabilities	2	1,429	223	(858)	796
Other liabilities:
FDIC clawback liability	—	—	112	—	112
Interest rate hedging contracts	—	14	—	(14)	—
Other derivative contracts	—	—	2	—	2
Total other liabilities	—	14	114	(14)	114
Total liabilities	$2	$1,443	$337	$(872)	$910
Percentage of total	—%	159%	37%	(96)%	100%
Percentage of total Company liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015. Level 3 available for sale securities at March 31, 2016 and 2015 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	March 31, 2016					March 31, 2015
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$228	$1,603	$1	$(223)	$(114)	$311	$1,790	$2	$(305)	$(107)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(18)	—	1	17	(2)	8	—	1	(10)	(2)
Included in other comprehensive income	—	(2)	—	—	—	—	(3)	—	—	—
Purchases/additions	—	78	—	—	—	—	9	—	—	—
Settlements	(21)	(66)	—	19	—	(13)	(102)	—	14	—
Transfers in (out) of level 3	—	—	13	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$189	$1,613	$15	$(187)	$(116)	$306	$1,694	$3	$(301)	$(109)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(18)	$—	$1	$17	$(2)	$8	$—	$1	$(10)	$(2)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2016.

	March 31, 2016
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,581	Return on equity	Market-required return on capital	8.0 - 10.0%	9.8%
			Probability of default	0.0 - 25.0%	0.4%
			Loss severity	10.0 - 60.0%	29.2%
Other liabilities:
FDIC clawback liability	$115	Discounted cash flow	Probability of default	0.2 - 100.0%	56.6%
			Loss severity	0.0 - 100.0%	30.8%

The direct bank purchase bonds use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The FDIC clawback liability uses a discounted cash flow valuation technique. This technique uses significant unobservable inputs such as probability of default and loss severity. Increases (decreases) in probability of default and loss severity would result in a lower (higher) liability.

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2016 and 2015 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2016				Gain (Loss) For the Three Months Ended March 31, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Loans held for sale	$5	$—	$—	$5	$(3)
Impaired loans	375	—	—	375	(127)
Premises and equipment	—	—	—	—	(4)
Other assets:
OREO	2	—	—	2	(1)
Private equity investments	10	—	—	10	(12)
Intangible assets	—	—	—	—	(1)
Total	$392	$—	$—	$392	$(148)

	March 31, 2015				Gain (Loss) For the Three Months Ended March 31, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$46	$—	$—	$46	$(6)
Other assets:
OREO	9	—	—	9	—
Private equity investments	7	—	—	7	(5)
Total	$62	$—	$—	$62	$(11)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was determined using a discounted cash flow analysis and market pricing, adjusted for management judgment, as of the measurement date. The fair value of premises and equipment and intangible assets was determined using appraised value and market pricing, adjusted for management judgment, as of the measurement date.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of March 31, 2016 and as of December 31, 2015:

	March 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,324	$8,324	$8,324	$—	$—
Securities held to maturity	10,605	10,848	—	10,848	—
Loans held for investment (1)	77,697	79,411	—	—	79,411
Liabilities
Deposits	$89,500	$89,548	$—	$89,548	$—
Commercial paper and other short-term borrowings	647	647	—	647	—
Long-term debt	11,843	11,900	—	11,900	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$241	$241	$—	$—	$241

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,529	$4,529	$4,529	$—	$—
Securities held to maturity	10,158	10,207	—	10,207	—
Loans held for investment (1)	76,150	77,640	—	—	77,640
Other assets	16	17	—	—	17
Liabilities
Deposits	$84,340	$84,375	$—	$84,375	$—
Commercial paper and other short-term borrowings	1,038	1,038	—	1,038	—
Long-term debt	12,349	12,351	—	12,351	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$243	$243	$—	$—	$243

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

For further information on methodologies for approximating fair values, see Note 10 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of March 31, 2016 and December 31, 2015, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$14,300	$259	$—	$15,250	$68	$14
Fair value hedges
Interest rate contracts	500	12	—	500	5	—
Not designated as hedging instruments:
Trading
Interest rate contracts	100,017	1,397	1,347	100,932	1,002	948
Commodity contracts	3,410	370	333	3,775	409	369
Foreign exchange contracts	7,060	113	131	5,541	117	93
Equity contracts	3,155	183	183	3,351	222	221
Total Trading	113,642	2,063	1,994	113,599	1,750	1,631
Other risk management	283	5	2	251	5	2
Total derivative instruments	$128,725	$2,339	$1,996	$129,600	$1,828	$1,647

We recognized net losses and net gains of $1 million and $1 million on other risk management derivatives for the three months ended March 31, 2016 and 2015, respectively, which are included in other noninterest income.

Derivatives Designated and Qualifying as Hedging Instruments
The Company uses interest rate derivatives to manage the financial impact on the Company from changes in market interest rates. These instruments are used to manage interest rate risk relating to specified groups of assets and liabilities, primarily LIBOR-based commercial loans and debt issuances. Derivatives that qualify for hedge accounting are designated as either fair value or cash flow hedges. For further information related to the Company’s hedging strategy, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $14.3 billion at March 31, 2016 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At March 31, 2016, the weighted average remaining life of the active cash flow hedges was 3.42 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At March 31, 2016, the Company expects to reclassify approximately $140 million of income from AOCI to net interest income during the twelve months ending March 31, 2017. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2016.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2016	2015	Location	2016	2015	Location	2016	2015
Derivatives in cash flow hedging relationships
			Interest income	$43	$32
Interest rate contracts	$266	$119	Interest expense	—	1	Noninterest expense	$1	$1
Total	$266	$119		$43	$33		$1	$1

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the three months ended March 31, 2016 and 2015, respectively:

	For the Three Months Ended March 31, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$7	$(7)	$—
Total	$7	$(7)	$—

	For the Three Months Ended March 31, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$5	$(4)	$1
Total	$5	$(4)	$1

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three months ended March 31, 2016 and 2015:

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
(Dollars in millions)	March 31, 2016	March 31, 2015
Trading derivatives:
Interest rate contracts	$2	$(2)
Foreign exchange contracts	9	6
Commodity contracts	—	1
Total	$11	$5

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing a standard International Swaps and Derivatives Association Master Agreements and Master Repurchase Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

The following tables present the offsetting of financial assets and liabilities as of March 31, 2016 and December 31, 2015:

	March 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,339	$1,042	$1,297	$55	$2	$1,240
Securities purchased under resale agreements	29	—	29	28	—	1
Total	$2,368	$1,042	$1,326	$83	$2	$1,241
Financial Liabilities:
Derivative liabilities	$1,996	$1,266	$730	$229	$1	$500
Securities sold under repurchase agreements	2	—	2	2	—	—
Total	$1,998	$1,266	$732	$231	$1	$500

	December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,828	$909	$919	$60	$—	$859
Securities purchased under resale agreements	24	—	24	24	—	—
Total	$1,852	$909	$943	$84	$—	$859
Financial Liabilities:
Derivative liabilities	$1,647	$872	$775	$180	$—	$595
Securities sold under repurchase agreements	36	—	36	36	—	—
Total	$1,683	$872	$811	$216	$—	$595

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended March 31, 2016 and 2015:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$266	$(105)	$161
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(43)	17	(26)
Net change	223	(88)	135
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	158	(62)	96
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(13)	5	(8)
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	150	(59)	91
Foreign currency translation adjustment	7	(3)	4
Pension and other benefits:
Amortization of prior service credit (1)	(6)	3	(3)
Recognized net actuarial (gain) loss(1)	22	(9)	13
Net change(1)	16	(6)	10
Other	(2)	1	(1)
Net change in AOCI	$394	$(155)	$239

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$119	$(47)	$72
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(33)	13	(20)
Net change	86	(34)	52
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	120	(47)	73
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Accretion of fair value adjustment on securities available for sale	(2)	1	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	120	(47)	73
Foreign currency translation adjustment	(12)	5	(7)
Pension and other benefits:
Amortization of prior service credit (1)	(6)	2	(4)
Recognized net actuarial (gain) loss(1)	29	(11)	18
Net change(1)	23	(9)	14
Net change in AOCI	$217	$(85)	$132

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive income balances:

For the Three Months Ended March 31, 2015 and 2016:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$—	$(729)
Other comprehensive income (loss) before reclassifications	72	75	(7)	—	—	140
Amounts reclassified from AOCI	(20)	(2)	—	14	—	(8)
Balance, March 31, 2015	$73	$(72)	$(17)	$(581)	$—	$(597)
Balance, December 31, 2015	$36	$(151)	$(25)	$(612)	$—	$(752)
Other comprehensive income (loss) before reclassifications	161	99	4	—	(1)	263
Amounts reclassified from AOCI	(26)	(8)	—	10	—	(24)
Balance, March 31, 2016	$171	$(60)	$(21)	$(602)	$(1)	$(513)

Note 11—Employee Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2016 and 2015.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$23	$25	$2	$2	$1	$—
Interest cost	26	27	3	3	—	—
Expected return on plan assets	(60)	(54)	(5)	(5)	—	—
Amortization of prior service credit	(4)	(4)	(2)	(2)	—	—
Recognized net actuarial loss	19	27	2	1	1	1
Total net periodic benefit cost	$4	$21	$—	$(1)	$2	$1

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	March 31, 2016
Commitments to extend credit	$35,864
Issued standby and commercial letters of credit	$5,796
Other commitments	$115
Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Total commitments to extend credit at March 31, 2016 include $3.3 billion to commercial borrowers in the oil and gas sector.
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At March 31, 2016, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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

Note 12—Commitments, Contingencies and Guarantees (Continued)

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
The Company has rental commitments under long-term operating lease agreements. For detail of these commitments, see Note 4 to our Consolidated Financial Statements in our 2015 Form 10-K.
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2016, the current exposure to loss under these contracts totaled $41 million, and the maximum potential exposure to loss in the future was estimated at $65 million.
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
Regional Bank
The Regional Bank offers a range of banking products and services to individuals, including high net worth individuals and institutional clients, and businesses generally with up to $500 million in annual revenue, delivered generally through a network of branches, private banking offices, ATMs, broker mortgage referrals, relationship managers, telephone services, and web-based and mobile banking applications. These products and services include mortgages, home equity lines of credit, consumer and commercial loans, deposit accounts, financial planning and investments. The Regional Bank also provides a broad spectrum of commercial credit products including commercial loans, accounts receivable, inventory, and trade financing to corporate customers generally on the U.S. West Coast, and commercial real estate financing nationwide. The Regional Bank is comprised of five main divisions: Residential Lending, Retail Banking, Wealth Markets, Commercial Banking and Real Estate Industries.
The Residential Lending Division provides the centralized origination, underwriting, processing, servicing, collection and administration for consumer assets including residential mortgages.
The Retail Banking Division serves its customers through Private Banking, which provides comprehensive relationship management to clients with up to $3 million in deposits and investment balances at MUB; 330 full-service branches in California and 26 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Retail Banking provides checking and deposit products and services; bill and loan payment, merchant, various types of financing and investment services; and products including credit cards.

Note 13—Business Segments (Continued)

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

Note 13—Business Segments (Continued)

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

Note 13—Business Segments (Continued)

As of and for the Three Months Ended March 31, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$482	$108	$121	$59	$27	$(100)	$697
Noninterest income (expense)	114	28	46	25	232	(50)	395
Total revenue	596	136	167	84	259	(150)	1,092
Noninterest expense	399	37	111	35	342	(48)	876
(Reversal of) provision for credit losses	(2)	126	2	31	5	—	162
Income (loss) before income taxes and including noncontrolling interests	199	(27)	54	18	(88)	(102)	54
Income tax expense (benefit)	61	(11)	21	(12)	(2)	(40)	17
Net income (loss) including noncontrolling interests	138	(16)	33	30	(86)	(62)	37
Deduct: net loss from noncontrolling interests	—	—	—	—	12	—	12
Net income (loss) attributable to MUAH	$138	$(16)	$33	$30	$(74)	$(62)	$49

Total assets, end of period	$62,322	$15,039	$2,524	$11,971	$31,197	$(2,144)	$120,909

As of and for the Three Months Ended March 31, 2015:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	Reconciling Items	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$479	$100	$115	$60	$20	$(91)	$683
Noninterest income (expense)	111	32	43	31	166	(48)	335
Total revenue	590	132	158	91	186	(139)	1,018
Noninterest expense	425	43	100	30	296	(45)	849
(Reversal of) provision for credit losses	6	2	1	(7)	3	(2)	3
Income (loss) before income taxes and including noncontrolling interests	159	87	57	68	(113)	(92)	166
Income tax expense (benefit)	45	34	22	13	(44)	(36)	34
Net income (loss) including noncontrolling interests	114	53	35	55	(69)	(56)	132
Deduct: net loss from noncontrolling interests	—	—	—	—	5	—	5
Net income (loss) attributable to MUAH	$114	$53	$35	$55	$(64)	$(56)	$137

Total assets, end of period	$62,224	$13,263	$1,624	$11,149	$27,606	$(2,168)	$113,698

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. of our 2015 Form 10-K, which is incorporated by reference herein; in addition to the following information:
Company Factors
We are subject to operational risks, including cyber-security risks
We are subject to many types of operational risks throughout our organization. Operational risk is the potential loss from our operations due to factors, such as failures in internal control, systems failures, cyber-security risks or external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Form 10-Q. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; legal and compliance risk; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears in Part I, Item 1A. of our 2015 Form 10-K under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
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
In July 2015, the Federal bank regulators announced the issuance of a cyber-security assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cyber-security risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cyber-security risk. The second part of the assessment tool is cyber-security maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators plan to utilize the assessment tool as part of their examination process when evaluating financial institutions’ cyber-security preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism.  Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management conducted an initial cyber-security assessment leveraging this tool, and is currently addressing any concerns from the assessment.
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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: May 9, 2016	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2016	By:	/s/ JOHN F. WOODS
John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2016	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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