Form 10-Q
period 2016-06-30
MUFG Americas Holdings Corp
filed 2016-08-09
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at July 29, 2016: 142,728,918
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
HQLA	High quality liquid assets
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PCI	Purchased credit-impaired
PEP	Petroleum exploration and production
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor's Ratings Services
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary Leverage Ratio
TDR	Troubled debt restructuring
VaR	Value-at-risk
VIE	Variable interest entity

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

•
Our expectation that the formation of the IHC will not result in a significant change in the Company's risk-based capital ratios, although it will result in a decline in the Company's Tier 1 leverage ratio

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	Percent Change	June 30, 2016	June 30, 2015	Percent Change
Results of operations:
Net interest income	$720	$719	—%	$1,417	$1,402	1%
Noninterest income	466	385	21	861	720	20
Total revenue	1,186	1,104	7	2,278	2,122	7
Noninterest expense	810	843	(4)	1,686	1,692	—
Pre-tax, pre-provision income(1)	376	261	44	592	430	38
(Reversal of) provision for credit losses	(37)	15	(347)	125	18	nm
Income before income taxes and including noncontrolling interests	413	246	68	467	412	13
Income tax expense	119	71	68	136	105	30
Net income including noncontrolling interests	294	175	68	331	307	8
Deduct: Net loss from noncontrolling interests	11	6	83	23	11	109
Net income attributable to MUAH	$305	$181	69	$354	$318	11
Balance sheet (period average):
Total assets	$116,281	$112,907	3%	$116,074	$113,020	3%
Total securities	23,259	22,915	2	23,383	22,546	4
Total loans held for investment	79,934	76,751	4	79,193	77,026	3
Earning assets	105,150	102,289	3	105,020	102,443	3
Total deposits	83,663	82,147	2	83,836	83,112	1
MUAH stockholder's equity	15,918	15,238	4	15,804	15,154	4
Performance ratios:
Return on average assets(2)	1.05%	0.64%		0.61%	0.56%
Return on average MUAH stockholder's equity(2)	7.65	4.73		4.48	4.19
Efficiency ratio(3)	68.42	76.42		74.06	79.75
Adjusted efficiency ratio(4)	61.13	69.02		66.39	71.86
Net interest margin(2) (5)	2.77	2.84		2.73	2.77
Net loans charged-off to average total loans held for investment(2)	0.49	0.10		0.26	0.06

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	June 30, 2016	December 31, 2015	Percent Change
Balance sheet (end of period):
Total assets	$117,156	$116,216	1%
Total securities	23,105	24,502	(6)
Total loans held for investment	79,392	77,599	2
Nonperforming assets	648	573	13
Core deposits(6)	75,296	76,094	(1)
Total deposits	82,692	84,340	(2)
Long-term debt	10,445	12,349	(15)
MUAH stockholder's equity	16,179	15,461	5
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.94%	0.93%
Allowance for loan losses to nonaccrual loans(7)	118.24	130.53
Allowance for credit losses to total loans held for investment(8)	1.15	1.14
Allowance for credit losses to nonaccrual loans(8)	144.50	160.42
Nonperforming assets to total loans held for investment and OREO	0.82	0.74
Nonperforming assets to total assets	0.55	0.49
Nonaccrual loans to total loans held for investment	0.80	0.71
Capital ratios:
Regulatory:
Common Equity Tier 1 risk-based capital ratio(9)	13.58%	13.63%
Tier 1 risk-based capital ratio(9)	13.58	13.64
Total risk-based capital ratio(9)	15.44	15.56
Tier 1 leverage ratio(9)	11.59	11.40
Other:
Tangible common equity ratio(10)	11.27%	10.71%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(11)	13.56	13.46

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

nm = not meaningful

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2016 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-Q, terms such as “the Company,” “we,” “us” and “our” refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
Introduction
We are a financial holding company and bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (MUB or the Bank). We are owned by BTMU and MUFG. BTMU is a wholly-owned subsidiary of MUFG.
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
We service U.S. Wholesale Banking, Investment Banking & Markets, and certain Transaction Banking customers through the MUFG brand and continue to serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company had consolidated assets of $117.2 billion at June 30, 2016.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale Banking and Investment Banking & Markets leaders are based in New York City. The corporate headquarters (principal executive office) for MUB and MUAH is in New York City. MUB's main banking office is in San Francisco.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU and MUFG.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2016 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities and other interest-earning assets, less interest incurred on deposits and borrowings. The primary sources of noninterest income are revenues from service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, merchant banking fees and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the second quarter of 2016, revenue was comprised of 61% net interest income and 39% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income attributable to MUAH was $305 million in the second quarter of 2016, an increase of $124 million from the second quarter of 2015, driven by an increase in noninterest income and a lower provision for credit losses. Net income for the six months ended June 30, 2016 was $354 million, an increase of $36 million compared with the prior year period, due to an increase in noninterest income partially offset by an increase in the provision for credit losses. Noninterest income increased $81 million and $141 million during the three and six months ended June 30, 2016, respectively, due to an increase in fees from affiliates and a decrease in FDIC indemnification asset amortization expense, which is included in other noninterest income.
The reversal of provision for credit losses in the second quarter of 2016 was $37 million, compared with a provision of $162 million for the first quarter of 2016, resulting in a provision for credit losses of $125 million for the six months ended June 30, 2016. The change in the provision for credit losses from the first quarter of 2016 reflects stabilization in the credit quality of the oil and gas sector of our loan portfolio and improving credit quality elsewhere in the commercial portfolio.
Criticized commitments in the PEP portfolio decreased to $2.5 billion at June 30, 2016, compared with $2.7 billion at March 31, 2016 and $2.2 billion at December 31, 2015. The decrease in criticized commitments during the quarter is due in part to transfers to held for sale and charge-offs within our PEP portfolio. During the second quarter of 2016, the Company recorded PEP portfolio charge-offs of $95 million, $51 million of which related to the transfer of certain PEP loans to held for sale. The allowance for credit losses within the PEP portfolio as a percentage of total PEP loan commitments was 7.07% at June 30, 2016, compared with 7.52% at March 31, 2016 and 5.53% at December 31, 2015. PEP loan commitments accounted for approximately 78% of our total oil and gas loan commitments at June 30, 2016, and 77% of PEP loan commitments were collateralized by oil and gas reserves. See "Concentration of Risk" within the "Risk Management" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about our oil and gas loan exposures.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.58%, 13.58% and 15.44%, respectively at June 30, 2016. The Tier 1 leverage ratio was 11.59% at June 30, 2016.
Formation of the U.S. Intermediate Holding Company
On July 1, 2016 Mitsubishi UFJ Financial Group, Inc. designated MUAH as its IHC in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards and transferred interests in substantially all its U.S. subsidiaries to the IHC. The subsidiaries include MUFG Securities Americas Inc. (formerly Mitsubishi UFJ Securities (USA), Inc.), a registered broker-dealer, and various other non-bank subsidiaries. As a broker-dealer, MUFG Securities Americas Inc. (MUS (USA)) engages in capital markets origination transactions, private placements, collateralized financing, securities borrowing and lending transactions, and domestic and foreign debt and equities securities transactions. The most significant other non-bank subsidiary is engaged in the financing of large equipment and assets through products such as leases, loans and equity investments.

The transferred subsidiaries had assets of approximately $31 billion and liabilities of approximately $30 billion at June 30, 2016, consisting substantially of securities borrowed and securities purchased under agreements to resell and securities loaned and securities sold under agreements to repurchase, respectively, reflecting the operations of MUS (USA). Revenues from the transferred subsidiaries were approximately $237 million for the six months ended June 30, 2016, primarily representing noninterest income. While the Company does not expect its risk-based capital ratios to change significantly, the addition of assets from the transferred entities will decrease the Tier 1 leverage ratio by approximately 2 percent.
The transfer of entities will be accounted for as a combination of entities under common control. Beginning in the third quarter of 2016, MUAH's comparative historical financial statements will be retrospectively adjusted to include the prior period results of the transferred entities. The Company will evaluate the impact of this transfer on MUAH's business segments during the third quarter of 2016.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	June 30, 2016			June 30, 2015

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2\)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial(4)	$30,359	$243	3.23%	$28,107	$224	3.19%
Commercial mortgage(4)	15,095	139	3.66	13,859	127	3.65
Construction(4)	2,211	21	3.92	2,045	18	3.62
Lease financing	733	11	5.58	772	10	5.40
Residential mortgage	27,770	230	3.31	28,399	239	3.37
Home equity and other consumer loans	3,473	43	4.96	3,096	33	4.30
Loans, before purchased credit-impaired loans	79,641	687	3.46	76,278	651	3.42
Purchased credit-impaired loans	293	27	36.86	473	50	41.89
Total loans held for investment	79,934	714	3.58	76,751	701	3.66
Securities	23,259	118	2.04	22,915	126	2.20
Interest bearing deposits in banks	1,668	2	0.56	2,275	1	0.26
Federal funds sold and securities purchased under resale agreements	66	—	0.23	69	—	(0.47)
Trading account assets	152	—	0.40	196	1	0.71
Other earning assets	71	3	7.28	83	—	4.00
Total earning assets	105,150	837	3.19	102,289	829	3.25
Allowance for loan losses	(873)			(535)
Cash and due from banks	1,608			1,619
Premises and equipment, net	611			615
Other assets(5)	9,785			8,919
Total assets	$116,281			$112,907
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,558	$29	0.30	$37,986	$29	0.31
Savings	5,743	—	0.04	5,588	1	0.06
Time	7,519	20	1.07	8,535	20	0.95
Total interest bearing deposits	50,820	49	0.39	52,109	50	0.39
Commercial paper and other short-term borrowings(6)	2,853	4	0.57	3,826	2	0.21
Long-term debt	11,262	57	2.02	8,855	52	2.34
Total borrowed funds	14,115	61	1.73	12,681	54	1.69
Total interest bearing liabilities	64,935	110	0.68	64,790	104	0.64
Noninterest bearing deposits	32,843			30,038
Other liabilities(7)	2,377			2,626
Total liabilities	100,155			97,454
Equity
MUAH stockholder's equity	15,918			15,238
Noncontrolling interests	208			215
Total equity	16,126			15,453
Total liabilities and equity	$116,281			$112,907
Net interest income/spread (taxable-equivalent basis)		727	2.51%		725	2.61%
Impact of noninterest bearing deposits			0.23			0.20
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			2.77			2.84
Less: taxable-equivalent adjustment		7			6
Net interest income		$720			$719

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans held for investment include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)
Beginning in the second quarter of 2016, the effect of interest rate hedges on commercial loans were reflected in each loan category. Previously, the entire effect of the interest rate hedges was included in commercial and industrial interest income. Prior period amounts have been reclassified to conform to current presentation.

(5)	Includes noninterest bearing trading account assets.

(6)	Includes interest bearing trading account liabilities.

(7)	Includes noninterest bearing trading account liabilities.

	For the Six Months Ended
	June 30, 2016			June 30, 2015

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial(4)	$30,158	$481	3.21%	$28,250	$435	3.11%
Commercial mortgage(4)	14,790	272	3.68	13,881	251	3.61
Construction(4)	2,242	44	3.93	1,949	35	3.59
Lease financing	733	19	5.07	774	20	5.25
Residential mortgage	27,568	461	3.34	28,581	486	3.40
Home equity and other consumer loans	3,394	83	4.91	3,099	65	4.26
Loans, before purchased credit-impaired loans	78,885	1,360	3.46	76,534	1,292	3.39
Purchased credit-impaired loans	308	52	33.81	492	88	36.01
Total loans held for investment	79,193	1,412	3.57	77,026	1,380	3.60
Securities	23,383	233	2.00	22,546	232	2.06
Interest bearing deposits in banks	2,034	5	0.54	2,524	3	0.26
Federal funds sold and securities purchased under resale agreements	72	—	0.36	83	—	(0.32)
Trading account assets	157	—	0.49	196	1	0.71
Other earning assets	181	6	4.34	68	1	3.97
Total earning assets	105,020	1,656	3.16	102,443	1,617	3.17
Allowance for loan losses	(796)			(539)
Cash and due from banks	1,656			1,625
Premises and equipment, net	609			618
Other assets(5)	9,585			8,873
Total assets	$116,074			$113,020
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,977	$57	0.30	$38,845	$59	0.31
Savings	5,729	1	0.05	5,569	2	0.06
Time	7,548	40	1.07	8,754	41	0.94
Total interest bearing deposits	51,254	98	0.38	53,168	102	0.39
Commercial paper and other short-term borrowings(6)	1,975	5	0.52	3,411	3	0.21
Long-term debt	11,705	122	2.07	8,434	99	2.34
Total borrowed funds	13,680	127	1.85	11,845	102	1.72
Total interest-bearing liabilities	64,934	225	0.69	65,013	204	0.63
Noninterest bearing deposits	32,582			29,944
Other liabilities(7)	2,561			2,687
Total liabilities	100,077			97,644
Equity
MUAH stockholder's equity	15,804			15,154
Noncontrolling interests	193			222
Total equity	15,997			15,376
Total liabilities and equity	$116,074			$113,020
Net interest income/spread (taxable-equivalent basis)		1,431	2.47%		1,413	2.54%
Impact of noninterest bearing deposits			0.23			0.20
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			2.73			2.77
Less: taxable-equivalent adjustment		14			11
Net interest income		$1,417			$1,402

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans held for investment include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)
Beginning in the second quarter of 2016, the effect of interest rate hedges on commercial loans were reflected in each loan category. Previously, the entire effect of the interest rate hedges was included in commercial and industrial interest income. Prior period amounts have been reclassified to conform to current presentation.

(5)	Includes noninterest bearing trading account assets.

(6)	Includes interest bearing trading account liabilities.

(7)	Includes noninterest bearing trading account liabilities.

Net interest income for the three and six months ended June 30, 2016 increased $1 million and $15 million, respectively, compared with the same periods in 2015 due to increases in average loan balances offset by declines in the net interest margin. Average loan balances increased due to increases in commercial and industrial, commercial mortgage, construction and other consumer loans. These increases were partially offset by decreases in the average residential mortgage balances. Declines in the net interest margin were driven by a decline in PCI loan balances and yields, a decline in yields on residential mortgages and securities, and a shift in the mix of borrowed funds to higher cost long-term debt. Yields on PCI loans decreased due to early payoffs of certain loans in the second quarter of 2015. These declines in the net interest margin were partially offset by the impact of an increase in the average notional amount of receive fixed interest rate swaps used to hedge floating rate commercial loans in the first six months of 2016, which increased net interest income and the net interest margin during the periods. Excluding income on our PCI portfolio, the net interest margin was 2.67% and 2.64% in the three and six months ended June 30, 2016, respectively, compared with 2.66% and 2.61% in the same prior year periods.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and six months ended June 30, 2016 and 2015:
Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2016	June 30, 2015			June 30, 2016	June 30, 2015
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$46	$49	$(3)	(6)%	$95	$98	$(3)	(3)%
Trust and investment management fees	30	26	4	15	61	54	7	13
Trading account activities	20	19	1	5	33	27	6	22
Securities gains, net	19	5	14	280	32	8	24	300
Credit facility fees	28	30	(2)	(7)	55	60	(5)	(8)
Merchant banking fees	23	20	3	15	37	40	(3)	(8)
Brokerage commissions and fees	13	14	(1)	(7)	26	27	(1)	(4)
Card processing fees, net	9	9	—	—	18	17	1	6
Fees from affiliates	239	192	47	24	439	358	81	23
Other investment income	(4)	9	(13)	(144)	(4)	6	(10)	(167)
Other, net	43	12	31	258	69	25	44	176
Total noninterest income	$466	$385	$81	21%	$861	$720	$141	20%

Noninterest income increased during the three and six months ended June 30, 2016 primarily due to increases in fees from affiliates and securities gains, net, and lower FDIC indemnification asset amortization expense, which is included in other, net.

For the three and six months ended June 30, 2016 and 2015, the Company recorded the following income and expenses related to the support services provided as part of the business integration initiative:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Fees from affiliates - support services	$147	$134	$296	$255
Staff costs associated with fees from affiliates - support services	$137	$123	$276	$235

The increase in staff costs for support services for the six months ended June 30, 2016 compared with the six months ended June 30, 2015 was driven primarily by higher headcount due to regulatory and compliance initiatives, as well as projects to increase operational efficiencies, which also resulted in a corresponding increase in fees from affiliates. The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services, with associated costs included within noninterest expense.
Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2016	June 30, 2015			June 30, 2016	June 30, 2015
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$441	$451	$(10)	(2)%	$898	$920	$(22)	(2)%
Employee benefits	82	104	(22)	(21)	168	202	(34)	(17)
Salaries and employee benefits	523	555	(32)	(6)	1,066	1,122	(56)	(5)
Net occupancy and equipment	75	75	—	—	151	155	(4)	(3)
Professional and outside services	75	64	11	17	177	141	36	26
Software	37	29	8	28	73	57	16	28
Regulatory assessments	13	14	(1)	(7)	27	27	—	—
Intangible asset amortization	6	10	(4)	(40)	13	20	(7)	(35)
LIHC investment amortization	1	2	(1)	(50)	3	4	(1)	(25)
Advertising and public relations	7	7	—	—	21	17	4	24
Communications	9	10	(1)	(10)	19	20	(1)	(5)
Data processing	7	8	(1)	(13)	16	15	1	7
Other	57	69	(12)	(17)	120	114	6	5
Total noninterest expense	$810	$843	$(33)	(4)%	$1,686	$1,692	$(6)	—%

The decreases in noninterest expense for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015 were driven primarily by decreases in salaries and employee benefits expense and a contract termination fee in the second quarter of 2015 within other noninterest expense. Salaries and benefits expense declined due to decreases in incentive accruals and pension expense. These decreases were partially offset by increases in professional and outside services expense, related in part to various technology and regulatory compliance initiatives, and increases in software expense.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Noninterest Expense	$810	$843	$1,686	$1,692
Less: Staff costs associated with fees from affiliates - support services	137	123	276	235
Less: Foreclosed asset expense and other credit costs	—	—	(1)	1
Less: Productivity initiative costs	4	2	16	30
Less: LIHC investment amortization expense	2	2	4	4
Less: Expenses of the LIHC consolidated VIEs	11	10	23	18
Less: Merger and business integration costs	5	6	10	15
Less: Net adjustments related to privatization transaction	5	7	10	15
Less: Intangible asset amortization	2	3	5	7
Less: Contract termination fee	—	23	—	23
Noninterest expense, as adjusted (a)	$644	$667	$1,343	$1,344
Total Revenue	$1,186	$1,104	$2,278	$2,122
Add: Net interest income taxable-equivalent adjustment	7	6	14	11
Less: Fees from affiliates - support services	147	134	296	255
Less: Productivity initiative gains	—	(1)	—	—
Less: Accretion related to privatization-related fair value adjustments	3	2	8	3
Less: Other credit costs	(9)	8	(22)	4
Less: Impairment on private equity investments	—	—	(12)	—
Total revenue, as adjusted (b)	$1,052	$967	$2,022	$1,871
Adjusted efficiency ratio (a)/(b)	61.13%	69.02%	66.39%	71.86%

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the second quarter of 2016, income tax expense was $119 million with an effective tax rate of 29%, compared with 29% for the second quarter of 2015. For the six months ended June 30, 2016, income tax expense was $136 million with an effective tax rate of 29%, compared with 25% in the comparative prior year period. Income tax expense in the first quarter of 2015 was reduced by certain favorable discrete tax adjustments which impacted the effective tax rate.
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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	June 30, 2016	December 31, 2015
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$29,291	$29,730	$(439)	(1)%
Commercial mortgage	15,144	13,904	1,240	9
Construction	2,255	2,297	(42)	(2)
Lease financing	723	737	(14)	(2)
Total commercial portfolio	47,413	46,668	745	2
Residential mortgage	28,244	27,344	900	3
Home equity and other consumer loans	3,459	3,251	208	6
Total consumer portfolio	31,703	30,595	1,108	4
Total loans held for investment, before purchased credit-impaired loans	79,116	77,263	1,853	2
Purchased credit-impaired loans	276	336	(60)	(18)
Total loans held for investment	$79,392	$77,599	$1,793	2%
Loans held for investment increased from December 31, 2015 to June 30, 2016, primarily due to organic loan growth in the commercial mortgage and the residential mortgage loan portfolio.
Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Canada, the only country where such outstandings exceeded one percent of total assets, were $1.3 billion and $1.2 billion at June 30, 2016 and December 31, 2015, respectively. The cross-border outstandings are based on category and domicile of ultimate risk and are comprised primarily of loans and trading account assets.

Deposits
The table below presents our deposits as of June 30, 2016 and December 31, 2015.

			Increase (Decrease)
	June 30, 2016	December 31, 2015
(Dollars in millions)			Amount	Percent
Interest checking	$3,978	$4,514	$(536)	(12)%
Money market	32,898	33,896	(998)	(3)
Total interest bearing transaction and money market accounts	36,876	38,410	(1,534)	(4)
Savings	5,770	5,687	83	1
Time	7,185	7,780	(595)	(8)
Total interest bearing deposits	49,831	51,877	(2,046)	(4)
Noninterest bearing deposits	32,861	32,463	398	1
Total deposits	$82,692	$84,340	$(1,648)	(2)%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,564	$2,976	$(412)	(14)%
Time	2,207	2,512	(305)	(12)
Total brokered deposits	$4,771	$5,488	$(717)	(13)%
Core Deposits:
Total deposits	$82,692	$84,340	$(1,648)	(2)%
Less: total brokered deposits	4,771	5,488	(717)	(13)
Less: total foreign deposits and nonbrokered domestic time deposits of over $250,000	2,625	2,758	(133)	(5)
Total core deposits	$75,296	$76,094	$(798)	(1)%

Total deposits decreased due in part to declines in deposits within our Transaction Banking and Asian Corporate Banking segments. Core deposits as a percentage of total deposits were 91% and 90% at June 30, 2016 and December 31, 2015, respectively.

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2016, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2016. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2016 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2016, the Company was informed by the Federal Reserve that it did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run capital stress test.
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
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of June 30, 2016.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of June 30, 2016 and December 31, 2015.

MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	June 30, 2016	December 31, 2015
Capital Components
Common Equity Tier 1 capital	$13,233	$12,920
Tier 1 capital	$13,233	$12,923
Tier 2 capital	1,808	1,824
Total risk-based capital	$15,041	$14,747
Risk-weighted assets	$97,412	$94,775
Average total assets for leverage capital purposes	$114,215	$113,364

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	June 30, 2016		December 31, 2015		June 30, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,233	13.58%	$12,920	13.63%	≥	$4,992	5.125%
Tier 1 capital (to risk-weighted assets)	13,233	13.58	12,923	13.64	≥	6,454	6.625
Total capital (to risk-weighted assets)	15,041	15.44	14,747	15.56	≥	8,402	8.625
Tier 1 leverage(2)	13,233	11.59	12,923	11.40	≥	4,569	4.000

(1)Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of June 30, 2016 and December 31, 2015.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	June 30, 2016	December 31, 2015
Capital Components
Common Equity Tier 1 capital	$12,645	$12,384
Tier 1 capital	$12,645	$12,384
Tier 2 capital	1,630	1,619
Total risk-based capital	$14,275	$14,003
Risk-weighted assets	$95,265	$93,930
Average total assets for leverage capital purposes	$112,706	$112,243

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	June 30, 2016		December 31, 2015		June 30, 2016			June 30, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,645	13.27%	$12,384	13.18%	≥	$4,882	5.125%	≥	$6,192	6.5%
Tier 1 capital (to risk-weighted assets)	12,645	13.27	12,384	13.18	≥	6,311	6.625	≥	7,621	8.0
Total capital (to risk-weighted assets)	14,275	14.98	14,003	14.91	≥	8,217	8.625	≥	9,527	10.0
Tier 1 leverage(2)	12,645	11.22	12,384	11.03	≥	4,508	4.000	≥	5,635	5.0

(1)Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at June 30, 2016. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.
The following table summarizes the calculation of the Company's tangible common equity ratios as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
(Dollars in millions)
Total MUAH stockholder's equity	$16,179	$15,461
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(175)	(190)
Deferred tax liabilities related to goodwill and intangible assets	48	39
Tangible common equity (a)	$12,827	$12,085
Total assets	$117,156	$116,216
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(175)	(190)
Deferred tax liabilities related to goodwill and intangible assets	48	39
Tangible assets (b)	$113,804	$112,840
Tangible common equity ratio (a)/(b)	11.27%	10.71%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at June 30, 2016 and December 31, 2015 was estimated to be 13.56% and 13.46%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both June 30, 2016 and December 31, 2015.

The following tables summarize the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of June 30, 2016 and December 31, 2015:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	June 30, 2016	December 31, 2015
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$13,233	$12,920
Other	(38)	(61)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$13,195	$12,859

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$97,412	$94,775
Adjustments	(118)	756
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$97,294	$95,531

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	13.56%	13.46%

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
The allowance for loan losses was $747 million at June 30, 2016 compared with $721 million at December 31, 2015. Our ratio of allowance for loan losses to total loans held for investment was 0.94% as of June 30, 2016 and 0.93% as of December 31, 2015. The reversal of provision for loan losses was $34 million for the three months ended June 30, 2016 compared with a provision of $158 million for the first quarter of 2016, resulting in a provision for loan losses of $124 million for the six months ended June 30, 2016. The change in the provision for loan losses from the first quarter of 2016 reflects stabilization in the credit quality of the oil and gas sector of our loan portfolio and improving credit quality elsewhere in the commercial portfolio. Net loans charged-off for the three months ended June 30, 2016 totaled $98 million, substantially comprised of PEP loans, including $51 million of charge-offs related to the transfer of $241 million of PEP loans to held for sale. Net loans charged-off to average total loans held for investment were 0.49% for the three months ended June 30, 2016 compared with 0.10% for the three months ended June 30, 2015.

The unallocated allowance for loan losses at June 30, 2016 decreased $20 million from December 31, 2015 due to precipitation in California bringing moderate relief to drought conditions.

Nonaccrual loans were $632 million at June 30, 2016 compared with $956 million at March 31, 2016 and $552 million at December 31, 2015. Our ratio of nonaccrual loans to total loans held for investment was 0.80% at June 30, 2016, 1.21% at March 31, 2016 and 0.71% at December 31, 2015. Our ratio of allowance for loan losses to nonaccrual loans was 118.24% at June 30, 2016, 91.99% at March 31, 2016, and 130.53% at December 31, 2015. Criticized loans outstanding in our PEP portfolio decreased to $1.6 billion at June 30, 2016 compared with $1.7 billion at March 31, 2016, and were $1.2 billion at December 31, 2015. The decrease in criticized loans outstanding during the second quarter is primarily due to the transfer of PEP loans from held for investment to held for sale, charge-offs of PEP loans held for investment, and pay downs. Although credit quality of the PEP portfolio as a whole stabilized during the quarter, certain PEP credits migrated to criticized during the quarter, partially offsetting these decreases in PEP criticized loans outstanding. For further discussion see Part I, Item 1A. "Risk Factors - Adverse economic factors affecting certain industries we serve could adversely affect our business" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in our 2015 Form 10-K. Criticized credits are those that have regulatory risk ratings of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk rated as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full collection of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Allowance for loan losses, beginning of period	$879	$530	$721	$537
(Reversal of) provision for loan losses	(34)	26	124	23
Other	—	—	4	(1)
Loans charged-off:
Commercial and industrial	(46)	(12)	(54)	(13)
Commercial and industrial - transfer to held for sale	(51)	—	(51)	—
Commercial mortgage	—	(1)	—	(4)
Total commercial portfolio	(97)	(13)	(105)	(17)
Residential mortgage	—	—	1	(1)
Home equity and other consumer loans	(2)	(3)	(4)	(5)
Total consumer portfolio	(2)	(3)	(3)	(6)
Purchased credit-impaired loans	—	(8)	—	(8)
Total loans charged-off	(99)	(24)	(108)	(31)
Recoveries of loans previously charged-off:
Commercial and industrial	1	3	2	7
Commercial mortgage	—	—	3	—
Total commercial portfolio	1	3	5	7
Home equity and other consumer loans	—	1	1	1
Total consumer portfolio	—	1	1	1
Total recoveries of loans previously charged-off	1	4	6	8
Net loans recovered (charged-off)	(98)	(20)	(102)	(23)
Ending balance of allowance for loan losses	747	536	747	536
Allowance for losses on unfunded credit commitments	166	147	166	147
Total allowance for credit losses	$913	$683	$913	$683

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

The following table sets forth the components of nonperforming assets and TDRs:

	June 30, 2016	December 31, 2015	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$396	$284	$112	39%
Commercial mortgage	26	37	(11)	(30)
Total commercial portfolio	422	321	101	31
Residential mortgage	177	190	(13)	(7)
Home equity and other consumer loans	28	35	(7)	(20)
Total consumer portfolio	205	225	(20)	(9)
Total nonaccrual loans, before purchased credit-impaired loans	627	546	81	15
Purchased credit-impaired loans	5	6	(1)	(17)
Total nonaccrual loans	632	552	80	14
OREO	16	21	(5)	(24)
Total nonperforming assets	$648	$573	$75	13%
Troubled debt restructurings:
Accruing	$245	$413	$(168)	(41)%
Nonaccruing (included in total nonaccrual loans above)	$390	$409	$(19)	(5)%
Total troubled debt restructurings	$635	$822	$(187)	(23)%

Total nonperforming assets as of June 30, 2016 were $648 million, or 0.55% of total assets, compared with $573 million, or 0.49% of total assets, at December 31, 2015.
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
Modifications of PCI loans that are accounted for within loan pools do not result in the removal of these loans from the pool even if the modification would otherwise be considered a TDR. Each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, modifications of loans within such pools are not considered TDRs.

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2016 and December 31, 2015. Refer to Note 4 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Commercial and industrial	$333	$499	1.14%	1.68%
Commercial mortgage	15	16	0.10	0.11
Total commercial portfolio	348	515	0.73	1.10
Residential mortgage	256	276	0.91	1.01
Home equity and other consumer loans	31	31	0.90	0.97
Total consumer portfolio	287	307	0.91	1.01
Total restructured loans, excluding purchased credit-impaired loans	$635	$822	0.80%	1.06%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $2 million at June 30, 2016 and December 31, 2015. These amounts exclude PCI loans, which are generally accounted for within loan pools, of $16 million at June 30, 2016 and December 31, 2015. The past due status of individual loans included within PCI loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, oil and gas, and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at either June 30, 2016 or December 31, 2015.

The Company's credit exposure within the oil and gas industry is substantially all within its commercial loan portfolio. To a much smaller extent, the Company also holds private equity investments issued by entities within the oil and gas industry. The following tables provide further information on the sectors within our oil and gas loan portfolio:

	June 30, 2016		December 31, 2015
Oil and Gas Portfolio Sectors	Percentage of Loan Commitments	Percentage of Loans Outstanding	Percentage of Loan Commitments	Percentage of Loans Outstanding
Petroleum exploration and production	78%	86%	78%	81%
Transportation	11	10	11	14
Service	3	2	2	3
Other	8	2	9	2

	June 30, 2016			March 31, 2016			December 31, 2015
(Dollars in millions)	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual
Total Oil and Gas Portfolio
Loan commitments	$5,787	$2,541	$253	$6,832	$2,713	$547	$7,351	$2,156	$175
Loans outstanding(1)	2,835	1,577	253	3,536	1,709	547	3,654	1,226	175
Allowance for credit losses	326			424			329
Allowance for loan losses	290			392			297
Petroleum Exploration and Production Sector of Portfolio
Loan commitments	$4,529	$2,541	$253	$5,519	$2,701	$547	$5,768	$2,156	$175
Loans outstanding(1)	2,434	1,577	253	3,080	1,705	547	2,943	1,226	175
Allowance for credit losses	320			415			319
Allowance for loan losses	287			386			291

(1)	Excludes loans held for sale. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

As of June 30, 2016 and December 31, 2015, approximately 77% and 82%, respectively, of our PEP portfolio was comprised of reserve-based commitments. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its forward-looking view of oil and natural gas prices used to calculate a borrower's reserve value as part of its assessment of the commitment amount.
As of June 30, 2016 and December 31, 2015, approximately 74% and 75%, respectively, of our oil and gas commitments consisted of Shared National Credits, which are loans or commitments with a total size of $20 million or more that are shared among three or more unaffiliated banks. We were the lead agent for 25% and 27% of these commitments as of June 30, 2016 and December 31, 2015, respectively. Second lien and junior commitments were de minimis at June 30, 2016.
The allowance for loan losses for the oil and gas sector is primarily comprised of a segment attribution and formulaic reserves based on internal ratings. Charge-offs within the oil and gas portfolio were $95 million and $101 million for the three and six months ended June 30, 2016, respectively, and de minimis for the three and six months ended June 30, 2015. The Company manages risk on this portfolio by proactively risk rating and downgrading loans based on revised cash flow expectations and collateral assessments.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2016, 54% of the Company’s construction loan portfolio was concentrated in California, 12% to borrowers in the state of New York and 6% to borrowers in the state of Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2016, 66% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in the state of Washington and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At June 30, 2016, payment terms on 43% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 33% of the home equity loans and lines were supported by first liens on residential properties as of June 30, 2016 and December 31, 2015. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 4 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at June 30, 2016 and December 31, 2015.
As of June 30, 2016, our sovereign and non-sovereign debt exposure to European countries was not material.

Market Risk Management

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Substantially all of our interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading. These include loans, securities, deposits, borrowings and derivative instruments. To a much lesser degree, we are exposed to market risk in our trading portfolio, which is primarily composed of derivative contracts the Company enters into as a financial intermediary for customers.

Market Risk Governance
The MRM Policy, adopted by the Risk Committee of the Board of Directors, governs the Company’s management and oversight of market risk. The MRM Policy establishes the Company’s risk tolerance by outlining standards for measuring market risk, creates Board-level limits for specific market risks, establishes MRMC responsibilities and oversight of market risk activities.
ARC, composed of selected senior officers of the Company, supports the MRM Policy setting process by striving to ensure that the Company has an effective process to identify, monitor, measure and manage market risk as required by the MRM Policy. ARC provides broad and strategic guidance for market risk management by defining the risk and return direction for the Company. MRMC approves the trading policies that govern the Company’s activities. ALCO is responsible for the approval of specific market risk management programs, including those related to interest rate hedging, investment securities and wholesale funding.
The Treasurer is primarily responsible for the implementation of market risk management strategies approved by ALCO and for operational management of market risk, as defined above, through the funding, investment and derivatives hedging activities of Corporate Treasury. The Company's Investment Banking & Markets segment is responsible for managing price risk through its trading activities. The MRM unit is responsible for the monitoring of market risk and functions independently of all operating and management units.
The Company has separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.
Interest Rate Risk Management (Other Than Trading)
ALCO monitors interest rate risk on a monthly basis through a variety of modeling techniques that are used to quantify the sensitivity of net interest income to changes in interest rates. Our net interest income sensitivity analysis typically involves a simulation in which we estimate the net interest income impact of gradual parallel shifts in the yield curve of up 200 basis points and down 100 basis points over a 12-month horizon using a forecasted balance sheet.

Net Interest Income Sensitivity
The table below presents the estimated increase (decrease) in net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	June 30, 2016	December 31, 2015
Effect on net interest income:
Increase 200 basis points	$86.8	$56.6
as a percentage of base case net interest income	2.99%	1.92%
Decrease 100 basis points	$(70.7)	$(40.4)
as a percentage of base case net interest income	(2.44)%	(1.37)%

An increase in rates increases net interest income. During the six months ended June 30, 2016, the Company's asset sensitive profile increased due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At June 30, 2016 and December 31, 2015, our ALM securities portfolio fair values were $21.8 billion and $22.9 billion, respectively.
Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 3.8 years at June 30, 2016. At June 30, 2016, approximately $0.7 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the second quarter of 2016, we purchased $1.7 billion and sold $1.2 billion of securities, as part of our investment portfolio strategy, while $1.0 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 2.5 years at June 30, 2016, compared with 3.4 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 2.5 years suggests an expected price decrease of approximately 2.5% for an immediate 1.0% parallel increase in interest rates.
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

ALM and Other Risk Management Derivatives
Since December 31, 2015, the notional amount of the ALM derivatives portfolio decreased by $1.1 billion as we added $3.0 billion and terminated $4.1 billion total receive fixed interest rate swap contracts to hedge floating rate commercial loans. The gross positive fair value of ALM derivatives increased during the six months ended June 30, 2016 primarily as a result of changes in interest rate swap rates.
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

(Dollars in millions)	June 30, 2016	December 31, 2015	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$14,700	$15,750	$(1,050)
Total ALM derivatives	14,700	15,750	(1,050)
Other risk management derivatives	324	251	73
Total ALM and other risk management derivatives	$15,024	$16,001	$(977)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$344	$73	$271
Gross negative fair value	—	14	(14)
Positive (negative) fair value of ALM derivatives, net	344	59	285
Other risk management derivatives:
Gross positive fair value	3	5	(2)
Gross negative fair value	8	2	6
Positive (negative) fair value of other risk management derivatives, net	(5)	3	(8)
Positive (negative) fair value of ALM and other risk management derivatives, net	$339	$62	$277

Trading Activities
We enter into trading account activities primarily as a financial intermediary for customers. By acting as a financial intermediary, we are able to provide our customers with access to a range of products from the securities, foreign exchange and derivatives markets. We generally take offsetting positions in these transactions to mitigate our exposure to market risk.
We utilize a combination of position limits, VaR, and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Positions are controlled and reported both in notional and VaR terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99% confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within the maximum limit of $6 million established by Board policy for total trading positions. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. Similarly, we continue to generate most of our securities trading income from customer-related transactions.
As of June 30, 2016, notional amounts held for customer accommodation purposes were comprised of $117.1 billion of interest rate derivative contracts, $6.1 billion of foreign exchange derivative contracts and $2.7 billion of commodity derivative contracts. Notional amounts at June 30, 2016 also included $1.0 billion, $0.8 billion and $2.9 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.

The following table provides the notional value and the fair value of our trading derivatives portfolio as of June 30, 2016 and December 31, 2015, and the change in fair value between June 30, 2016 and December 31, 2015:

(Dollars in millions)	June 30, 2016	December 31, 2015	Increase (Decrease)
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$117,067	$100,932	$16,135
Commodity contracts	3,482	3,775	(293)
Foreign exchange contracts(1)	7,120	5,043	2,077
Equity contracts	2,923	3,351	(428)
Total	$130,592	$113,101	$17,491
Fair value of positions held for trading purposes:
Gross positive fair value	$2,258	$1,749	$509
Gross negative fair value	2,095	1,630	465
Positive fair value of positions, net	$163	$119	$44

(1)	Excludes spot contracts with a notional amount of $0.4 billion and $0.5 billion at June 30, 2016 and December 31, 2015, respectively.

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
The management of liquidity risk is governed by the ALM Policy under the oversight of ALCO and the Audit & Finance Committee of the Board. ALCO oversees liquidity risk management activities.  Corporate Treasury formulates the liquidity and contingency planning strategies for the Company and the Bank and is responsible for identifying, managing and reporting on liquidity risk. MRM partners with Corporate Treasury to establish sound policies and effective risk and independent monitoring controls. We are also subject to a Contingency Funding Plan that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the normal funding activities of the Company or the Bank.
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
Core deposits, which exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships, provide us with a sizable source of relatively stable and low-cost funds. At June 30, 2016, our core deposits totaled $75.3 billion and our total loan-to-total core deposit ratio was 105.4%. Total deposits were down $1.6 billion from $84.3 billion at December 31, 2015 to $82.7 billion at June 30, 2016. The decrease in deposits is due in part to declines in deposits within our Transaction Banking and Asian Corporate Banking segments. In conjunction with expected shifts in total deposits, the Company increased wholesale funding by $1.5 billion to $17.0 billion at June 30, 2016 from $15.5 billion at December 31, 2015.

The Bank and the Company maintain a variety of other funding sources, secured and unsecured, which management believes will be adequate to meet the Bank and the Company's liquidity needs, including the following:

•
The Bank has secured borrowing facilities with the FHLB of San Francisco and the Federal Reserve Bank. As of June 30, 2016, the Bank had $4.1 billion of short-term borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $28.8 billion.

•
Our securities portfolio provides liquidity through either securities sales or repurchase agreements. Total unpledged securities increased by $0.8 billion to $21.1 billion at June 30, 2016 from $20.3 billion at December 31, 2015.

•
The Bank has a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at June 30, 2016. We do not have any firm commitments in place to sell additional notes under this program.

•
The Company has direct access to the capital markets through a $3.6 billion shelf registration statement with the SEC. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the shelf registration statement. As of June 30, 2016, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

•	MUAH has access to a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes.

We believe that these sources provide a stable funding base. As a result, we have not historically relied on BTMU for our normal funding needs. However, from time to time the Company may issue long-term debt to BTMU. As of June 30, 2016, total long-term debt issued to BTMU was $4.6 billion.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of June 30, 2016:

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

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks. See “We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks” in Part I, Item 1A. “Risk Factors” in this Form 10-Q. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, refer to the section “Operational Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.

Business Segments

We have four reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, and Investment Banking & Markets. For a more detailed description of these reportable segments, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.

Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Beginning with the second quarter of 2016, the Company revised its methodology for allocating certain indirect costs to the segments. Prior period results have been updated to reflect this change in methodology. For a description of these methodologies, see Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
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
The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$478	$473	$5	1%	$959	$951	$8	1%
Noninterest income	112	106	6	6	226	217	9	4
Total revenue	590	579	11	2	1,185	1,168	17	1
Noninterest expense	420	467	(47)	(10)	856	928	(72)	(8)
(Reversal of) provision for credit losses	(5)	6	(11)	(183)	(6)	12	(18)	(150)
Income before income taxes and including noncontrolling interests	175	106	69	65	335	228	107	47
Income tax expense	51	26	25	96	97	45	52	116
Net income attributable to MUAH	$124	$80	$44	55	$238	$183	$55	30
Average balances - Market View
Total loans held for investment	$58,356	$57,165	$1,191	2%	$57,661	$57,377	$284	—%
Total assets	62,948	61,729	1,219	2	62,358	61,925	433	1
Total deposits	52,132	50,140	1,992	4	51,976	50,246	1,730	3

Noninterest expense decreased during the three and six months ended June 30, 2016 due to the impact of expense reduction measures and a contract termination fee during the second quarter of 2015. The reversal of provision for credit losses in 2016 was due to payoffs of several criticized loans and a general improvement in portfolio credit quality.

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
The following table sets forth the results for the U.S. Wholesale Banking segment:

U.S. Wholesale Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$114	$106	$8	8%	$223	$207	$16	8%
Noninterest income	38	41	(3)	(7)	66	73	(7)	(10)
Total revenue	152	147	5	3	289	280	9	3
Noninterest expense	49	48	1	2	98	100	(2)	(2)
(Reversal of) provision for credit losses	(28)	12	(40)	(333)	102	15	87	nm
Income before income taxes and including noncontrolling interests	131	87	44	51	89	165	(76)	(46)
Income tax expense (benefit)	52	35	17	49	35	63	(28)	(44)
Net income attributable to MUAH	$79	$52	$27	52	$54	$102	$(48)	(47)
Average balances - Market View
Total loans held for investment	$14,024	$12,344	$1,680	14%	$13,910	$12,399	$1,511	12%
Total assets	15,205	13,549	1,656	12	15,099	13,590	1,509	11
Total deposits	8,763	8,794	(31)	—	8,681	8,828	(147)	(2)

nm = not meaningful

Net interest income increased as a result of higher average loan balances, partially offset by declining yields. Noninterest income was lower due largely to lower income from capital markets transactions. The reversal of provision for credit losses in the second quarter of 2016 reflected improving credit quality outside of the oil and gas sector and stabilization in the credit quality of the oil and gas sector. The provision for credit losses during the six months ended June 30, 2016 was primarily due to increased reserves for the oil and gas portfolio.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$120	$111	$9	8%	$241	$227	$14	6%
Noninterest income	44	42	2	5	91	85	6	7
Total revenue	164	153	11	7	332	312	20	6
Noninterest expense	109	108	1	1	229	210	19	9
(Reversal of) provision for credit losses	(3)	—	(3)	(100)	(1)	1	(2)	(200)
Income before income taxes and including noncontrolling interests	58	45	13	29	104	101	3	3
Income tax expense	23	18	5	28	41	39	2	5
Net income attributable to MUAH	$35	$27	$8	30	$63	$62	$1	2
Average balances - Market View
Total loans held for investment	$52	$46	$6	13%	$56	$45	$11	24%
Total assets	1,828	1,795	33	2	1,876	1,754	122	7
Total deposits	35,094	35,477	(383)	(1)	35,181	36,248	(1,067)	(3)

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. Net interest income increased despite lower deposit balances due to an increase in the funds transfer pricing credit rate. Noninterest income increased due to an increase in trust and investment management fees. The increase in noninterest expense included the impact of customer product development activities and fixed asset impairments.

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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$60	$62	$(2)	(3)%	$119	$122	$(3)	(2)%
Noninterest income	65	60	5	8	90	91	(1)	(1)
Total revenue	125	122	3	2	209	213	(4)	(2)
Noninterest expense	42	43	(1)	(2)	83	77	6	8
(Reversal of) provision for credit losses	2	(12)	14	117	32	(19)	51	268
Income before income taxes and including noncontrolling interests	81	91	(10)	(11)	94	155	(61)	(39)
Income tax expense (benefit)	12	23	(11)	(48)	(2)	35	(37)	(106)
Net income attributable to MUAH	$69	$68	$1	1	$96	$120	$(24)	(20)
Average balances - Market View
Total loans held for investment	$8,726	$8,489	$237	3%	$8,778	$8,495	$283	3%
Total assets	11,804	11,055	749	7	11,835	11,089	746	7
Total deposits	2,778	2,997	(219)	(7)	2,820	3,125	(305)	(10)

Noninterest income increased in the second quarter of 2016 due to a gain on sale of an investment and an increase in income from renewable energy investments. The provision for credit losses for the six months ended June 30, 2016 was due to the deterioration in credit quality of certain customers affected by low energy prices in the first quarter of 2016.

Other
"Other" includes the Asian Corporate Banking segment, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries; Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios; and certain corporate activities of the Company.
In addition, "Other" includes the elimination of duplicative results from the internal management "market view" perspective; the funds transfer pricing center and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and the FDIC covered assets.
The following table sets forth the results for Other:

Other
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$(52)	$(33)	$(19)	(58)%	$(125)	$(105)	$(20)	(19)%
Noninterest income	207	136	71	52	388	254	134	53
Total revenue	155	103	52	50	263	149	114	77
Noninterest expense	190	177	13	7	420	377	43	11
(Reversal of) provision for credit losses	(3)	9	(12)	(133)	(2)	9	(11)	(122)
Income before income taxes and including noncontrolling interests	(32)	(83)	51	61	(155)	(237)	82	35
Income tax expense (benefit)	(19)	(31)	12	39	(35)	(77)	42	55
Net income (loss) including noncontrolling interests	(13)	(52)	39	75	(120)	(160)	40	25
Deduct: net loss from noncontrolling interests	11	6	5	83	23	11	12	109
Net income attributable to MUAH	$(2)	$(46)	$44	96	$(97)	$(149)	$52	35
Average balances - Market View
Total loans held for investment	$(1,224)	$(1,293)	$69	5%	$(1,213)	$(1,289)	$76	6%
Total assets	24,495	24,779	(284)	(1)	24,905	24,661	244	1
Total deposits	(15,104)	(15,261)	157	1	(14,821)	(15,335)	514	3

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2015 Form 10-K. There have been no material changes to these critical accounting estimates during the second quarter of 2016.
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
During the quarter ended June 30, 2016, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. These activities were consistent with rules and regulations applicable to MUFG’s non-U.S. subsidiary. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments, and were reviewed for compliance with applicable U.S. and non-U.S. laws and regulations. For the quarter ended June 30, 2016, the aggregate interest and fee income relating to these transactions was less than ¥25 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, BTMU receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2016, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥2 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of June 30, 2016. For the quarter ended June 30, 2016, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
In addition, in accordance with the Joint Plan of Action agreed to among the P5+1 (the United States, United Kingdom, Germany, France, Russia and China) and Iran in November 2013 (which was subsequently finalized in July 2015), BTMU has been providing settlement services in connection with humanitarian trade to assist Iran in meeting its domestic needs, namely food, agricultural products, medicine and medical devices, since April 2014. The overall framework for these settlement services was based on an agreement between U.S. and Japanese authorities, and the relevant U.S. regulator has authorized the settlement services as compliant with applicable U.S. laws and regulations. The purchasers of the humanitarian goods were entities in, or affiliated with, Iran, including entities related to the Iranian government. The sellers of the humanitarian goods were entities permitted by U.S. and Japanese regulators. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. These transactions were conducted through the use of special purpose yen accounts maintained with BTMU outside the United States by an Iranian financial institution which is affiliated with the Iranian government but through which these transactions were permitted to be settled. We understand that BTMU intends to continue to provide the settlement services in connection with the exports of humanitarian goods to Iran in close coordination with U.S. and Japanese authorities.
We understand that BTMU will continue to participate in these types of transactions. In addition, following Implementation Day under the Joint Comprehensive Plan of Action, we understand that BTMU has begun to participate in a broader range of banking transactions involving Iran, subject to remaining Japanese and international sanctions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
A discussion of our market risk exposure is incorporated by reference to Part I, Item 2. of this Form 10-Q under the caption “Risk Management - Market Risk Management” and to Part II, Item 1A. of this Form 10-Q under the caption “Risk Factors.”
Item 4.   Controls and Procedures
Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2016. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. During the second quarter of 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Interest Income
Loans	$711	$700	$1,408	$1,378
Securities	114	121	223	223
Other	5	2	11	5
Total interest income	830	823	1,642	1,606
Interest Expense
Deposits	49	50	98	102
Commercial paper and other short-term borrowings	4	2	5	3
Long-term debt	57	52	122	99
Total interest expense	110	104	225	204
Net Interest Income	720	719	1,417	1,402
(Reversal of) provision for credit losses	(37)	15	125	18
Net interest income after provision for credit losses	757	704	1,292	1,384
Noninterest Income
Service charges on deposit accounts	46	49	95	98
Trust and investment management fees	30	26	61	54
Trading account activities	20	19	33	27
Securities gains, net	19	5	32	8
Credit facility fees	28	30	55	60
Merchant banking fees	23	20	37	40
Brokerage commissions and fees	13	14	26	27
Card processing fees, net	9	9	18	17
Fees from affiliates	239	192	439	358
Other, net	39	21	65	31
Total noninterest income	466	385	861	720
Noninterest Expense
Salaries and employee benefits	523	555	1,066	1,122
Net occupancy and equipment	75	75	151	155
Professional and outside services	75	64	177	141
Software	37	29	73	57
Regulatory assessments	13	14	27	27
Intangible asset amortization	6	10	13	20
Other	81	96	179	170
Total noninterest expense	810	843	1,686	1,692
Income before income taxes and including noncontrolling interests	413	246	467	412
Income tax expense	119	71	136	105
Net Income Including Noncontrolling Interests	294	175	331	307
Deduct: Net loss from noncontrolling interests	11	6	23	11
Net Income Attributable to MUAH	$305	$181	$354	$318
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net Income Attributable to MUAH	$305	$181	$354	$318
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	61	(30)	196	22
Net change in unrealized gains (losses) on investment securities	55	(54)	146	19
Foreign currency translation adjustment	1	2	5	(5)
Pension and other postretirement benefit adjustments	9	13	19	27
Other	1	—	—	—
Total other comprehensive income (loss)	127	(69)	366	63
Comprehensive Income (Loss) Attributable to MUAH	432	112	720	381
Comprehensive loss from noncontrolling interests	(11)	(6)	(23)	(11)
Total Comprehensive Income (Loss)	$421	$106	$697	$370
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2016	December 31, 2015
Assets
Cash and due from banks	$1,517	$1,756
Interest bearing deposits in banks	2,306	2,749
Federal funds sold and securities purchased under resale agreements	42	24
Total cash and cash equivalents	3,865	4,529
Trading account assets	1,562	1,087
Securities available for sale	12,846	14,344
Securities held to maturity (Fair value $10,573 at June 30, 2016 and $10,207 at December 31, 2015)	10,259	10,158
Loans held for investment	79,392	77,599
Allowance for loan losses	(747)	(721)
Loans held for investment, net	78,645	76,878
Premises and equipment, net	566	608
Goodwill	3,225	3,225
Other assets	6,188	5,387
Total assets	$117,156	$116,216
Liabilities
Deposits:
Noninterest bearing	$32,861	$32,463
Interest bearing	49,831	51,877
Total deposits	82,692	84,340
Commercial paper and other short-term borrowings	4,703	1,038
Long-term debt	10,445	12,349
Trading account liabilities	676	796
Other liabilities	2,262	2,017
Total liabilities	100,778	100,540
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholder's equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 136,330,831 shares issued and outstanding as of June 30, 2016 and December 31, 2015	136	136
Additional paid-in capital	7,240	7,241
Retained earnings	9,189	8,836
Accumulated other comprehensive loss	(386)	(752)
Total MUAH stockholder's equity	16,179	15,461
Noncontrolling interests	199	215
Total equity	16,378	15,676
Total liabilities and equity	$117,156	$116,216
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholder's Equity
(Unaudited)

	MUAH Stockholder's Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2014	$136	$7,232	$8,265	$(729)	$264	$15,168
Net income (loss)	—	—	318	—	(11)	307
Other comprehensive income (loss), net of tax	—	—	—	63	—	63
Compensation—restricted stock units	—	(24)	(1)	—	—	(25)
Other	—	—	—	—	(13)	(13)
Net change	—	(24)	317	63	(24)	332
Balance June 30, 2015	$136	$7,208	$8,582	$(666)	$240	$15,500

Balance December 31, 2015	$136	$7,241	$8,836	$(752)	$215	$15,676
Net income (loss)	—	—	354	—	(23)	331
Other comprehensive income (loss), net of tax	—	—	—	366	—	366
Compensation—restricted stock units	—	(1)	(1)	—	—	(2)
Other	—	—	—	—	7	7
Net change	—	(1)	353	366	(16)	702
Balance June 30, 2016	$136	$7,240	$9,189	$(386)	$199	$16,378

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2016	2015
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$331	$307
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	125	18
Depreciation, amortization and accretion, net	160	202
Stock-based compensation—restricted stock units	29	16
Deferred income taxes	195	126
Net gains on sales of securities	(32)	(8)
Net decrease (increase) in trading account assets	(475)	25
Net decrease (increase) in other assets	89	(173)
Net increase (decrease) in trading account liabilities	(120)	(160)
Net increase (decrease) in other liabilities	(264)	(172)
Loans originated for sale	(793)	(678)
Net proceeds from sale of loans originated for sale	829	651
Pension and other benefits adjustment	(145)	(144)
Other, net	12	5
Total adjustments	(390)	(292)
Net cash provided by (used in) operating activities	(59)	15
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,719	895
Proceeds from paydowns and maturities of securities available for sale	735	978
Purchases of securities available for sale	(1,706)	(2,228)
Proceeds from paydowns and maturities of securities held to maturity	1,037	831
Purchases of securities held to maturity	(1,204)	(2,344)
Proceeds from sales of loans	112	198
Net decrease (increase) in loans	(2,072)	172
Purchases of other investments	(186)	(249)
Other, net	(116)	(44)
Net cash provided by (used in) investing activities	(681)	(1,791)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(1,668)	(4,302)
Net increase (decrease) in commercial paper and other short-term borrowings	3,665	2,558
Proceeds from issuance of long-term debt	—	2,697
Repayment of long-term debt	(1,900)	(816)
Other, net	(28)	(56)
Change in noncontrolling interests	7	(13)
Net cash provided by (used in) financing activities	76	68
Net change in cash and cash equivalents	(664)	(1,708)
Cash and cash equivalents at beginning of period	4,529	5,751
Cash and cash equivalents at end of period	$3,865	$4,043
Cash Paid During the Period For:
Interest	$216	$183
Income taxes, net	117	61
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	179	202
Transfer of loans held for investment to OREO	3	10

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and a bank holding company whose principal subsidiary is MUFG Union Bank, N.A. (MUB). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2016 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).
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

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the accounting, presentation, and disclosure requirements for certain financial instruments. The ASU requires that all equity investments be recorded at fair value through net income (other than those accounted for under equity method or result in consolidation of the investee); however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability under the fair value option. The ASU also clarifies that an entity must evaluate the need for a valuation allowance on a deferred tax

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

asset related to available for sale securities in combination with the entity’s other deferred tax assets. In addition, the ASU amends the presentation and disclosure requirements for financial instruments and now requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. This guidance is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted for the amendments to the accounting for financial liabilities under the fair value option. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure.  Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset.  For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value.  The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019. Management is currently assessing the impact of the ASU on the Company’s financial position and results of operations.

Note 2—Correction of Prior Period Amounts

During the first quarter of 2016, the Company corrected a prior period error related to the recognition of income associated with two LIHC investment fund structures. This error affected historical periods beginning in 2010 through December 31, 2015. The Company recognized certain noninterest income amounts related to transactions with the two LIHC investment fund structures. These amounts should not have been recorded in earnings until the investments were liquidated or deconsolidated. This error was not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated balance sheets as of December 31, 2015 and December 31, 2014 and the consolidated statements of changes in stockholder's equity for the six months ended June 30, 2016 and 2015 have been adjusted to reflect the correction of this error.

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

Note 3—Securities

Securities Available for Sale

At June 30, 2016 and December 31, 2015, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	June 30, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$155	$4	$—	$159
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,009	47	4	6,052
Privately issued	245	3	—	248
Privately issued - commercial mortgage-backed securities	1,474	54	1	1,527
Collateralized loan obligations	3,267	1	30	3,238
Other	7	—	—	7
Asset Liability Management securities	11,157	109	35	11,231
Other debt securities:
Direct bank purchase bonds	1,547	50	22	1,575
Other	32	1	—	33
Equity securities	6	1	—	7
Total securities available for sale	$12,742	$161	$57	$12,846

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$596	$1	$3	$594
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,298	1	98	7,201
Privately issued	150	2	1	151
Privately issued - commercial mortgage-backed securities	1,566	5	25	1,546
Collateralized loan obligations	3,266	1	34	3,233
Other	7	—	—	7
Asset Liability Management securities	12,883	10	161	12,732
Other debt securities:
Direct bank purchase bonds	1,549	45	22	1,572
Other	32	—	—	32
Equity securities	6	2	—	8
Total securities available for sale	$14,470	$57	$183	$14,344

Note 3—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2016 and December 31, 2015 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	$104	$1	$873	$3	$977	$4
Privately issued	11	—	38	—	49	—
Privately issued - commercial mortgage-backed securities	10	—	58	1	68	1
Collateralized loan obligations	1,652	8	1,315	22	2,967	30
Other	—	—	1	—	1	—
Asset Liability Management securities	1,777	9	2,285	26	4,062	35
Other debt securities:
Direct bank purchase bonds	248	7	483	15	731	22
Equity securities	—	—	5	—	5	—
Total securities available for sale	$2,025	$16	$2,773	$41	$4,798	$57

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$295	$3	$—	$—	$295	$3
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	4,692	57	2,278	41	6,970	98
Privately issued	39	—	38	1	77	1
Privately issued - commercial mortgage-backed securities	1,154	24	65	1	1,219	25
Collateralized loan obligations	1,497	11	1,290	23	2,787	34
Asset Liability Management securities	7,677	95	3,671	66	11,348	161
Other debt securities:
Direct bank purchase bonds	157	4	686	18	843	22
Other	2	—	—	—	2	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$7,836	$99	$4,362	$84	$12,198	$183

At June 30, 2016, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2016, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities

Note 3—Securities (Continued)

resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2016, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2016
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$—	$159	$—	$159
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	14	351	5,687	6,052
Privately issued	—	3	—	245	248
Privately issued - commercial mortgage-backed securities	—	—	37	1,490	1,527
Collateralized loan obligations	—	16	1,883	1,339	3,238
Other	—	2	5	—	7
Asset Liability Management securities	—	35	2,435	8,761	11,231
Other debt securities:
Direct bank purchase bonds	6	344	770	455	1,575
Other	—	1	—	32	33
Total debt securities available for sale	$6	$380	$3,205	$9,248	$12,839

The gross realized gains and losses from sales of available for sale securities for the three and six months ended June 30, 2016 and 2015 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Gross realized gains	$19	$6	$32	$11
Gross realized losses	—	1	—	1

Note 3—Securities (Continued)

Securities Held to Maturity
At June 30, 2016 and December 31, 2015, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	June 30, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$490	$—	$—	$490	$15	$—	$505
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,170	3	47	8,126	204	1	8,329
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,711	—	68	1,643	96	—	1,739
Total securities held to maturity	$10,371	$3	$115	$10,259	$315	$1	$10,573

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$489	$—	$—	$489	$4	$—	$493
U.S. government-sponsored agencies	220	—	—	220	—	4	216
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,831	4	53	7,782	49	41	7,790
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,740	—	73	1,667	46	5	1,708
Total securities held to maturity	$10,280	$4	$126	$10,158	$99	$50	$10,207

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

Note 3—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2016 and December 31, 2015 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$98	$—	$1	$1,572	$47	$—	$1,670	$47	$1
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	53	—	—	1,466	68	—	1,519	68	—
Total securities held to maturity	$151	$—	$1	$3,038	$115	$—	$3,189	$115	$1

	December 31, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government-sponsored agencies	$196	$—	$4	$—	$—	$—	$196	$—	$4
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	3,297	—	39	1,705	53	2	5,002	53	41
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	197	—	1	1,428	73	4	1,625	73	5
Total securities held to maturity	$3,690	$—	$44	$3,133	$126	$6	$6,823	$126	$50

Note 3—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2016
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$490	$505	$—	$—	$—	$—	$490	$505
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	86	88	8,040	8,241	8,126	8,329
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	51	802	875	792	813	1,643	1,739
Total securities held to maturity	$539	$556	$888	$963	$8,832	$9,054	$10,259	$10,573

Securities Pledged as Collateral
At June 30, 2016, the Company had $0.7 billion of securities available for sale pledged as collateral to secure public and trust department deposits, where the secured party cannot resell or repledge such securities. At June 30, 2016 and December 31, 2015, the Company accepted securities as collateral for reverse repurchase agreements that it is permitted by contract to sell or repledge of $31 million and $24 million, respectively, all of which has been sold or repledged. These securities received as collateral are not recognized on the Company's balance sheet. For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Note 4—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at June 30, 2016 and December 31, 2015:

(Dollars in millions)	June 30, 2016	December 31, 2015
Loans held for investment:
Commercial and industrial	$29,291	$29,730
Commercial mortgage	15,144	13,904
Construction	2,255	2,297
Lease financing	723	737
Total commercial portfolio	47,413	46,668
Residential mortgage	28,244	27,344
Home equity and other consumer loans	3,459	3,251
Total consumer portfolio	31,703	30,595
Total loans held for investment, before purchased credit-impaired loans	79,116	77,263
Purchased credit-impaired loans(1)	276	336
Total loans held for investment(2)	79,392	77,599
Allowance for loan losses	(747)	(721)
Loans held for investment, net	$78,645	$76,878

(1)
Includes $14 million and $19 million as of June 30, 2016 and December 31, 2015, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements.

(2)	Includes $121 million and $100 million at June 30, 2016 and December 31, 2015, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended June 30, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$822	$57	$—	$—	$879
(Reversal of) provision for loan losses	(44)	10	—	—	(34)
Loans charged-off	(97)	(2)	—	—	(99)
Recoveries of loans previously charged-off	1	—	—	—	1
Allowance for loan losses, end of period	$682	$65	$—	$—	$747

	For the Three Months Ended June 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$459	$48	$3	$20	$530
(Reversal of) provision for loan losses	12	5	9	—	26
Loans charged-off	(13)	(3)	(8)	—	(24)
Recoveries of loans previously charged-off	3	1	—	—	4
Allowance for loan losses, end of period	$461	$51	$4	$20	$536

Note 4—Loans and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$651	$49	$1	$20	$721
(Reversal of) provision for loan losses	127	18	(1)	(20)	124
Other	4	—	—	—	4
Loans charged-off	(105)	(3)	—	—	(108)
Recoveries of loans previously charged-off	5	1	—	—	6
Allowance for loan losses, end of period	$682	$65	$—	$—	$747

	For the Six Months Ended June 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$465	$49	$3	$20	$537
(Reversal of) provision for loan losses	7	7	9	—	23
Other	(1)	—	—	—	(1)
Loans charged-off	(17)	(6)	(8)	—	(31)
Recoveries of loans previously charged-off	7	1	—	—	8
Allowance for loan losses, end of period	$461	$51	$4	$20	$536
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2016 and December 31, 2015:

	June 30, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$186	$18	$—	$—	$204
Collectively evaluated for impairment	496	47	—	—	543
Total allowance for loan losses	$682	$65	$—	$—	$747

Loans held for investment:
Individually evaluated for impairment	$467	$287	$1	$—	$755
Collectively evaluated for impairment	46,946	31,416	—	—	78,362
Purchased credit-impaired loans	—	—	275	—	275
Total loans held for investment	$47,413	$31,703	$276	$—	$79,392

	December 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$101	$13	$—	$—	$114
Collectively evaluated for impairment	550	36	—	20	606
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$651	$49	$1	$20	$721

Loans held for investment:
Individually evaluated for impairment	$525	$307	$1	$—	$833
Collectively evaluated for impairment	46,143	30,288	—	—	76,431
Purchased credit-impaired loans	—	—	335	—	335
Total loans held for investment	$46,668	$30,595	$336	$—	$77,599

Note 4—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2016 and December 31, 2015:

(Dollars in millions)	June 30, 2016	December 31, 2015
Commercial and industrial	$396	$284
Commercial mortgage	26	37
Total commercial portfolio	422	321
Residential mortgage	177	190
Home equity and other consumer loans	28	35
Total consumer portfolio	205	225
Total nonaccrual loans, before purchased credit-impaired loans	627	546
Purchased credit-impaired loans	5	6
Total nonaccrual loans	$632	$552
Troubled debt restructured loans that continue to accrue interest	$245	$413
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$390	$409

The following tables show an aging of the balance of loans held for investment, excluding PCI loans, by class as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$29,944	$22	$48	$70	$30,014
Commercial mortgage	15,125	12	7	19	15,144
Construction	2,250	5	—	5	2,255
Total commercial portfolio	47,319	39	55	94	47,413
Residential mortgage	28,104	94	46	140	28,244
Home equity and other consumer loans	3,433	15	11	26	3,459
Total consumer portfolio	31,537	109	57	166	31,703
Total loans held for investment, excluding purchased credit-impaired loans	$78,856	$148	$112	$260	$79,116

	December 31, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$30,446	$15	$6	$21	$30,467
Commercial mortgage	13,880	17	7	24	13,904
Construction	2,292	5	—	5	2,297
Total commercial portfolio	46,618	37	13	50	46,668
Residential mortgage	27,206	92	46	138	27,344
Home equity and other consumer loans	3,225	14	12	26	3,251
Total consumer portfolio	30,431	106	58	164	30,595
Total loans held for investment, excluding purchased credit-impaired loans	$77,049	$143	$71	$214	$77,263

Loans 90 days or more past due and still accruing totaled $2 million at June 30, 2016 and December 31, 2015. PCI loans that were 90 days or more past due and still accruing totaled $16 million at June 30, 2016 and December 31, 2015.

Note 4—Loans and Allowance for Loan Losses (Continued)

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
The following tables summarize the loans in the commercial portfolio segment and commercial loans outstanding within the PCI loans segment monitored for credit quality based on internal ratings. The amounts presented reflect unpaid principal balances less charge-offs.

	June 30, 2016
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,378	$783	$1,725	$29,886
Commercial mortgage	14,723	135	161	15,019
Construction	2,200	55	—	2,255
Total commercial portfolio	44,301	973	1,886	47,160
Purchased credit-impaired loans	31	6	50	87
Total	$44,332	$979	$1,936	$47,247

	December 31, 2015
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$28,228	$844	$1,265	$30,337
Commercial mortgage	13,470	139	149	13,758
Construction	2,240	57	—	2,297
Total commercial portfolio	43,938	1,040	1,414	46,392
Purchased credit-impaired loans	40	12	61	113
Total	$43,978	$1,052	$1,475	$46,505

At June 30, 2016 and December 31, 2015, the commercial portfolio included $1.6 billion and $1.2 billion, respectively, in criticized loans within the oil and gas industry sector of the portfolio. Criticized loans include both special mention and classified loans.

Note 4—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the PCI loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and PCI loans segment, which excludes $13 million and $18 million of loans covered by FDIC loss share agreements, at June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,067	$177	$28,244
Home equity and other consumer loans	3,431	28	3,459
Total consumer portfolio	31,498	205	31,703
Purchased credit-impaired loans	126	—	126
Total	$31,624	$205	$31,829

	December 31, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,154	$190	$27,344
Home equity and other consumer loans	3,216	35	3,251
Total consumer portfolio	30,370	225	30,595
Purchased credit-impaired loans	148	—	148
Total	$30,518	$225	$30,743

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

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the PCI loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at June 30, 2016 and December 31, 2015. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	June 30, 2016
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,078	$5,409	$513	$28,000
Home equity and other consumer loans	2,443	878	80	3,401
Total consumer portfolio	24,521	6,287	593	31,401
Purchased credit-impaired loans	50	66	11	127
Total	$24,571	$6,353	$604	$31,528
Percentage of total	78%	20%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,209	$5,412	$488	$27,109
Home equity and other consumer loans	2,276	818	85	3,179
Total consumer portfolio	23,485	6,230	573	30,288
Purchased credit-impaired loans	60	76	12	148
Total	$23,545	$6,306	$585	$30,436
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	June 30, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,171	$706	$40	$83	$28,000
Home equity loans	2,155	216	75	46	2,492
Total consumer portfolio	29,326	922	115	129	30,492
Purchased credit-impaired loans	94	24	6	1	125
Total	$29,420	$946	$121	$130	$30,617
Percentage of total	96%	3%	—%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,143	$804	$52	$110	$27,109
Home equity loans	2,190	217	83	55	2,545
Total consumer portfolio	28,333	1,021	135	165	29,654
Purchased credit-impaired loans	106	32	9	—	147
Total	$28,439	$1,053	$144	$165	$29,801
Percentage of total	95%	4%	—%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 4—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of June 30, 2016 and December 31, 2015. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $57 million and $98 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2016 and December 31, 2015, respectively.

(Dollars in millions)	June 30, 2016	December 31, 2015
Commercial and industrial	$333	$499
Commercial mortgage	15	16
Total commercial portfolio	348	515
Residential mortgage	256	276
Home equity and other consumer loans	31	31
Total consumer portfolio	287	307
Total restructured loans, excluding purchased credit-impaired loans	$635	$822

For the second quarter of 2016, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the six months ended June 30, 2016 and June 30, 2015 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$126	$125	$176	$175
Commercial mortgage	3	3	8	8
Total commercial portfolio	129	128	184	183
Residential mortgage	2	2	6	6
Home equity and other consumer loans	2	2	3	3
Total consumer portfolio	4	4	9	9
Total	$133	$132	$193	$192

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$34	$34	$106	$106
Commercial mortgage	6	6	8	8
Total commercial portfolio	40	40	114	114
Residential mortgage	6	6	10	10
Home equity and other consumer loans	1	1	2	2
Total consumer portfolio	7	7	12	12
Total	$47	$47	$126	$126

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2016 and 2015, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Commercial and industrial	$10	$11
Total commercial portfolio	10	11
Residential mortgage	1	3
Home equity and other consumer loans	1	1
Total consumer portfolio	2	4
Total	$12	$15

(Dollars in millions)	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015
Commercial and industrial	$21	$25
Commercial mortgage	2	3
Total commercial portfolio	23	28
Total	$23	$28

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
The following tables show information about impaired loans by class as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$444	$10	$454	$185	$498	$10
Commercial mortgage	13	—	13	1	14	—
Total commercial portfolio	457	10	467	186	512	10
Residential mortgage	172	84	256	18	187	99
Home equity and other consumer loans	10	21	31	—	11	32
Total consumer portfolio	182	105	287	18	198	131
Total, excluding purchased credit-impaired loans	639	115	754	204	710	141
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$640	$115	$755	$204	$711	$141

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$363	$142	$505	$100	$377	$144
Commercial mortgage	14	6	20	1	15	9
Total commercial portfolio	377	148	525	101	392	153
Residential mortgage	183	93	276	13	199	109
Home equity and other consumer loans	9	22	31	—	10	35
Total consumer portfolio	192	115	307	13	209	144
Total, excluding purchased credit-impaired loans	569	263	832	114	601	297
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$570	$263	$833	$114	$602	$297

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and six months ended June 30, 2016 and 2015 for the commercial, consumer and PCI loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$138	$—	$183	$1	$73	$2	$164	$3
Commercial mortgage	15	—	29	1	14	—	32	1
Total commercial portfolio	153	—	212	2	87	2	196	4
Residential mortgage	263	2	298	2	267	4	301	5
Home equity and other consumer loans	31	—	30	—	31	1	30	1
Total consumer portfolio	294	2	328	2	298	5	331	6
Total, excluding purchased credit-impaired loans	447	2	540	4	385	7	527	10
Purchased credit-impaired loans	1	—	2	—	1	—	2	—
Total	$448	$2	$542	$4	$386	$7	$529	$10

The Company transferred a net $179 million of commercial loans from held for investment to held for sale during the six months ended June 30, 2016 and a net $207 million of commercial loans from held for investment to held for sale during the six months ended June 30, 2015. Proceeds from the sale of commercial loans were $112 million and $198 million during the six months ended June 30, 2016 and June 30, 2015, respectively. No consumer loans were sold or transferred from held for investment to held for sale during the six months ended June 30, 2016 or June 30, 2015.

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

Note 5—Variable Interest Entities (Continued)

Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$7	$—	$158	$165	$—	$—
Leasing investments	—	563	145	708	58	58
Total consolidated VIEs	$7	$563	$303	$873	$58	$58

	December 31, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$178	$187	$—	$—
Leasing investments	21	588	156	765	59	59
Total consolidated VIEs	$30	$588	$334	$952	$59	$59

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

Note 5—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at June 30, 2016 and December 31, 2015. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the six months ended June 30, 2016 and June 30, 2015, the Company had noncash increases in unfunded commitments on LIHC investments of $48 million and $60 million, respectively, included within other liabilities.

	June 30, 2016
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$179	$1,149	$1,353	$401	$401	$1,353
Leasing investments	1	—	19	1,290	1,310	61	61	1,329
Other investments	—	—	34	27	61	—	—	89
Total unconsolidated VIEs	$1	$25	$232	$2,466	$2,724	$462	$462	$2,771

		December 31, 2015
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$220	$1,166	$1,411	$424	$424	$1,411
Leasing investments	5	—	20	1,200	1,225	61	61	1,245
Other investments	—	—	49	10	59	—	—	60
Total unconsolidated VIEs	$5	$25	$289	$2,376	$2,695	$485	$485	$2,716

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$1	$2	$3	$4
Amortization of LIHC investments included in income tax expense	32	29	62	56
Tax credits and other tax benefits from LIHC investments included in income tax expense	47	44	92	90

Note 5—Variable Interest Entities (Continued)

Leasing Investments
The unconsolidated VIEs related to leasing investments are primarily renewable energy investments. Through its subsidiaries, the Company makes equity investments in LLCs established by third party sponsors. The LLCs are created to operate and manage wind, solar, hydroelectric and cogeneration power plant projects. Power generated by the projects is sold to third parties through long-term purchase power agreements. As a limited investor member, the Company is allocated production tax credits and taxable income or losses associated with the projects. The Company has no voting or other rights to direct the significant activities of the LLCs, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Other Investments
The Company has other investments in structures formed by third parties. The Company has no voting or other rights to direct the activities of the investments that would most significantly impact the entities’ performance, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	June 30, 2016	December 31, 2015
Federal funds purchased and securities sold under repurchase agreements, with weighted average interest rates of 0.41% and 0.30% at June 30, 2016 and December 31, 2015, respectively	$35	$44
Commercial paper, with a weighted average interest rate of 0.44% and 0.23% at June 30, 2016 and December 31, 2015, respectively	618	994
Federal Home Loan Bank advances, with a weighted average interest rate of 0.67% at June 30, 2016	4,050	—
Total commercial paper and other short-term borrowings	$4,703	$1,038

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	June 30, 2016	December 31, 2015
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.20% at June 30, 2016 and 0.91% at December 31, 2015	$250	$250
Fixed rate 1.625% notes due February 2018	449	450
Fixed rate 2.25% notes due February 2020	996	1,000
Fixed rate 3.50% notes due June 2022	397	398
Fixed rate 3.00% notes due February 2025	495	498
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 2.02% at June 30, 2016 and 1.98% at December 31, 2015	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 2.35% at June 30, 2016 and 2.21% at December 31, 2015	36	36
Total debt issued by MUAH	2,923	2,932
Debt issued by MUB and other subsidiaries
Senior debt:
Fixed rate FHLB of San Francisco advances due February 2016. These notes bear a combined weighted-average rate of 2.50% at December 31, 2015	—	500
Fixed rate 3.00% notes due June 2016	—	700
Fixed rate 1.50% notes due September 2016	500	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.39% at June 30, 2016 and 1.35% at December 31, 2015	500	500
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.03% at June 30, 2016 and 0.73% at December 31, 2015	250	250
Fixed rate 2.125% notes due June 2017	499	499
Fixed rate 2.625% notes due September 2018	999	1,000
Fixed rate 2.250% notes due May 2019	510	502
Senior debt due to BTMU:
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.31% at June 30, 2016 and 1.09% at December 31, 2015	1,000	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.33% at June 30, 2016 and 1.11% at December 31, 2015	1,500	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.49% at June 30, 2016 and 1.27% at December 31, 2015	1,000	1,000
Subordinated debt:
Fixed rate 5.95% notes due May 2016	—	703
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 1.82% at June 30, 2016 and 1.80% at December 31, 2015	750	750
Capital lease obligations with a combined weighted-average interest rate of 4.92% at June 30, 2016 and December 31, 2015	14	14
Total debt issued by MUB and other subsidiaries	7,522	9,417
Total long-term debt	$10,445	$12,349

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, by major category and by valuation hierarchy level:

	June 30, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$30	$—	$—	$30
U.S. government-sponsored agency securities	—	121	—	—	121
State and municipal securities	—	5	—	—	5
Interest rate derivative contracts	1	1,626	2	(344)	1,285
Commodity derivative contracts	—	226	3	(191)	38
Foreign exchange derivative contracts	1	218	2	(151)	70
Equity derivative contracts	—	—	180	(167)	13
Total trading account assets	2	2,226	187	(853)	1,562
Securities available for sale:
U.S. Treasury	—	159	—	—	159
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	6,052	—	—	6,052
Privately issued	—	248	—	—	248
Privately issued - commercial mortgage-backed securities	—	1,527	—	—	1,527
Collateralized loan obligations	—	3,238	—	—	3,238
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,575	—	1,575
Other	—	1	32	—	33
Equity securities	7	—	—	—	7
Total securities available for sale	7	11,232	1,607	—	12,846
Other assets:
Mortgage servicing rights	—	—	13	—	13
Interest rate hedging contracts	—	344	—	(317)	27
Other derivative contracts	—	1	2	—	3
Total other assets	—	345	15	(317)	43
Total assets	$9	$13,803	$1,809	$(1,170)	$14,451
Percentage of total	—%	95%	13%	(8)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$2	$1,574	$—	$(1,344)	$232
Commodity derivative contracts	—	184	4	(81)	107
Foreign exchange derivative contracts	1	148	1	(25)	125
Equity derivative contracts	—	—	181	—	181
Securities sold, not yet purchased	—	31	—	—	31
Total trading account liabilities	3	1,937	186	(1,450)	676
Other liabilities:
FDIC clawback liability	—	—	117	—	117
Other derivative contracts	—	1	7	—	8
Total other liabilities	—	1	124	—	125
Total liabilities	$3	$1,938	$310	$(1,450)	$801
Percentage of total	—%	242%	39%	(181)%	100%
Percentage of total Company liabilities	—%	2%	—%	(1)%	1%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$37	$—	$—	$37
U.S. government-sponsored agency securities	—	106	—	—	106
State and municipal securities	—	3	—	—	3
Commercial paper	—	25	—	—	25
Interest rate derivative contracts	—	998	4	(163)	839
Commodity derivative contracts	—	408	1	(384)	25
Foreign exchange derivative contracts	1	115	1	(70)	47
Equity derivative contracts	—	—	222	(217)	5
Total trading account assets	1	1,692	228	(834)	1,087
Securities available for sale:
U.S. Treasury	—	594	—	—	594
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,201	—	—	7,201
Privately issued	—	151	—	—	151
Privately issued - commercial mortgage-backed securities	—	1,546	—	—	1,546
Collateralized loan obligations	—	3,233	—	—	3,233
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,572	—	1,572
Other	—	1	31	—	32
Equity securities	8	—	—	—	8
Total securities available for sale	8	12,733	1,603	—	14,344
Other assets:
Interest rate hedging contracts	—	73	—	(71)	2
Other derivative contracts	—	4	1	(4)	1
Total other assets	—	77	1	(75)	3
Total assets	$9	$14,502	$1,832	$(909)	$15,434
Percentage of total	—%	94%	12%	(6)%	100%
Percentage of total Company assets	—%	12%	2%	(1)%	13%
Liabilities
Trading account liabilities:
Interest rate derivative contracts	$1	$947	$—	$(775)	$173
Commodity derivative contracts	—	368	1	(61)	308
Foreign exchange derivative contracts	1	91	1	(22)	71
Equity derivative contracts	—	—	221	—	221
Securities sold, not yet purchased	—	23	—	—	23
Total trading account liabilities	2	1,429	223	(858)	796
Other liabilities:
FDIC clawback liability	—	—	112	—	112
Interest rate hedging contracts	—	14	—	(14)	—
Other derivative contracts	—	—	2	—	2
Total other liabilities	—	14	114	(14)	114
Total liabilities	$2	$1,443	$337	$(872)	$910
Percentage of total	—%	159%	37%	(96)%	100%
Percentage of total Company liabilities	—%	1%	—%	(1)%	—%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015. Level 3 available for sale securities at June 30, 2016 and 2015 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	June 30, 2016					June 30, 2015
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$189	$1,613	$15	$(187)	$(116)	$306	$1,694	$3	$(301)	$(109)
Total gains (losses) (realized/unrealized):
Included in income before taxes	19	—	(1)	(19)	(8)	(12)	—	(2)	12	—
Included in other comprehensive income	—	7	—	—	—	—	(5)	—	—	—
Purchases/additions	—	2	1	—	—	1	8	—	—	—
Sales	—	—	—	—	—	—	—	—	(1)	—
Settlements	(21)	(15)	—	20	—	(12)	(9)	—	12	—
Asset (liability) balance, end of period	$187	$1,607	$15	$(186)	$(124)	$283	$1,688	$1	$(278)	$(109)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$19	$—	$(1)	$(19)	$(8)	$(12)	$—	$(2)	$12	$—

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Six Months Ended
	June 30, 2016					June 30, 2015
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$228	$1,603	$1	$(223)	$(114)	$311	$1,790	$2	$(305)	$(107)
Total gains (losses) (realized/unrealized):
Included in income before taxes	1	—	—	(2)	(10)	(4)	—	(1)	2	(2)
Included in other comprehensive income	—	5	—	—	—	—	(8)	—	—	—
Purchases/additions	—	80	1	—	—	1	17	—	—	—
Sales	—	—	—	—	—	—	—	—	(1)	—
Settlements	(42)	(81)	—	39	—	(25)	(111)	—	26	—
Transfers in (out) of level 3	—	—	13	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$187	$1,607	$15	$(186)	$(124)	$283	$1,688	$1	$(278)	$(109)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$1	$—	$—	$(2)	$(10)	$(4)	$—	$(1)	$2	$(2)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at June 30, 2016.

	June 30, 2016
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,575	Return on equity	Market-required return on capital	8.0 - 10.0%	9.8%
			Probability of default	0.0 - 25.0%	0.4%
			Loss severity	10.0 - 60.0%	28.9%
Other liabilities:
FDIC clawback liability	$117	Discounted cash flow	Probability of default	0.2 - 100.0%	57.2%
			Loss severity	0.0 - 100.0%	38.1%

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2016 and 2015 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2016				Gain (Loss) For the Three Months Ended June 30, 2016	Gain (Loss) For the Six Months Ended June 30, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Loans held for sale	$—	$—	$—	$—	$—	$(3)
Impaired loans	180	—	—	180	(16)	(143)
Other assets:
OREO	2	—	—	2	—	(1)
Private equity investments	10	—	—	10	—	(12)
Software	13	—	—	13	(1)	(5)
Intangible assets	—	—	—	—	—	(1)
Total	$205	$—	$—	$205	$(17)	$(165)

	June 30, 2015				Gain (Loss) For the Three Months Ended June 30, 2015	Gain (Loss) For the Six Months Ended June 30, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$35	$—	$—	$35	$(7)	$(13)
Other assets:
OREO	5	—	—	5	(1)	(1)
Private equity investments	7	—	—	7	—	(5)
Total	$47	$—	$—	$47	$(8)	$(19)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was determined using a discounted cash flow analysis and market pricing, adjusted for management judgment, as of the measurement date. The fair value of software and intangible assets was determined using appraised value and market pricing, adjusted for management judgment, as of the measurement date.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of June 30, 2016 and as of December 31, 2015:

	June 30, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,865	$3,865	$3,865	$—	$—
Securities held to maturity	10,259	10,573	—	10,573	—
Loans held for investment (1)	77,931	79,833	—	—	79,833
Liabilities
Deposits	$82,692	$82,739	$—	$82,739	$—
Commercial paper and other short-term borrowings	4,703	4,703	—	4,703	—
Long-term debt	10,445	10,523	—	10,523	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$238	$238	$—	$—	$238

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,529	$4,529	$4,529	$—	$—
Securities held to maturity	10,158	10,207	—	10,207	—
Loans held for investment (1)	76,150	77,640	—	—	77,640
Other assets	16	17	—	—	17
Liabilities
Deposits	$84,340	$84,375	$—	$84,375	$—
Commercial paper and other short-term borrowings	1,038	1,038	—	1,038	—
Long-term debt	12,349	12,351	—	12,351	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$243	$243	$—	$—	$243

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of June 30, 2016 and December 31, 2015, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$14,200	$330	$—	$15,250	$68	$14
Fair value hedges
Interest rate contracts	500	14	—	500	5	—
Not designated as hedging instruments:
Trading
Interest rate contracts	117,067	1,629	1,576	100,932	1,002	948
Commodity contracts	3,482	229	188	3,775	409	369
Foreign exchange contracts	7,472	221	150	5,541	117	93
Equity contracts	2,923	180	181	3,351	222	221
Total Trading	130,944	2,259	2,095	113,599	1,750	1,631
Other risk management	324	3	8	251	5	2
Total derivative instruments	$145,968	$2,606	$2,103	$129,600	$1,828	$1,647

We recognized net losses of $10 million and $11 million on other risk management derivatives for the three and six months ended June 30, 2016 and net losses of $2 million and $1 million for the three and six months ended June 30, 2015, which are included in other noninterest income.

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company used interest rate swaps with a notional amount of $14.2 billion at June 30, 2016 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received or paid under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. At June 30, 2016, the weighted average remaining life of the active cash flow hedges was 3.83 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At June 30, 2016, the Company expects to reclassify approximately $160 million of income from AOCI to net interest income during the twelve months ending June 30, 2017. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2016.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2016	2015	Location	2016	2015	Location	2016	2015
Derivatives in cash flow hedging relationships
			Interest income	$44	$41
Interest rate contracts	$144	$(8)	Interest expense	—	—	Noninterest expense	$—	$—
Total	$144	$(8)		$44	$41		$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2016	2015	Location	2016	2015	Location	2016	2015
Derivatives in cash flow hedging relationships
			Interest income	$87	$73
Interest rate contracts	$410	$111	Interest expense	—	1	Noninterest expense	$1	$1
Total	$410	$111		$87	$74		$1	$1

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the three and six months ended June 30, 2016 and 2015, respectively:

	For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$2	$(2)	$—	$9	$(9)	$—
Total	$2	$(2)	$—	$9	$(9)	$—

	For the Three Months Ended June 30, 2015			For the Six Months Ended June 30, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(3)	$3	$—	$3	$(3)	$—
Total	$(3)	$3	$—	$3	$(3)	$—

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and six months ended June 30, 2016 and 2015:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Trading derivatives:
Interest rate contracts	$8	$12	$10	$10
Equity contracts	(1)	—	(1)	—
Foreign exchange contracts	11	5	20	11
Commodity contracts	1	1	1	2
Total	$19	$18	$30	$23

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

The following tables present the offsetting of financial assets and liabilities as of June 30, 2016 and December 31, 2015:

	June 30, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,606	$1,170	$1,436	$60	$—	$1,376
Securities purchased under resale agreements	32	—	32	31	—	1
Total	$2,638	$1,170	$1,468	$91	$—	$1,377
Financial Liabilities:
Derivative liabilities	$2,103	$1,450	$653	$240	$1	$412
Securities sold under repurchase agreements	30	—	30	30	—	—
Total	$2,133	$1,450	$683	$270	$1	$412

	December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,828	$909	$919	$60	$—	$859
Securities purchased under resale agreements	24	—	24	24	—	—
Total	$1,852	$909	$943	$84	$—	$859
Financial Liabilities:
Derivative liabilities	$1,647	$872	$775	$180	$—	$595
Securities sold under repurchase agreements	36	—	36	36	—	—
Total	$1,683	$872	$811	$216	$—	$595

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended June 30, 2016 and 2015:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$144	$(56)	$88
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(44)	17	(27)
Net change	100	(39)	61
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	105	(41)	64
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(19)	7	(12)
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	91	(36)	55
Foreign currency translation adjustment	1	—	1
Pension and other benefits:
Amortization of prior service credit (1)	(7)	2	(5)
Recognized net actuarial (gain) loss(1)	22	(8)	14
Net change(1)	15	(6)	9
Other	2	(1)	1
Net change in AOCI	$209	$(82)	$127

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(8)	$3	$(5)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(41)	16	(25)
Net change	(49)	19	(30)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(87)	34	(53)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(5)	2	(3)
Accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	(88)	34	(54)
Foreign currency translation adjustment	3	(1)	2
Pension and other benefits:
Amortization of prior service credit (1)	(7)	3	(4)
Recognized net actuarial (gain) loss(1)	27	(10)	17
Net change(1)	20	(7)	13
Net change in AOCI	$(114)	$45	$(69)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the six months ended June 30, 2016 and 2015:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$410	$(161)	$249
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(87)	34	(53)
Net change	323	(127)	196
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	263	(103)	160
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(32)	12	(20)
Amortization of net unrealized (gains) losses on held to maturity securities	10	(4)	6
Net change	241	(95)	146
Foreign currency translation adjustment	8	(3)	5
Pension and other benefits:
Amortization of prior service credit(1)	(13)	5	(8)
Recognized net actuarial gain (loss)(1)	44	(17)	27
Net change(1)	31	(12)	19
Net change in AOCI	$603	$(237)	$366

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$111	$(44)	$67
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(74)	29	(45)
Net change	37	(15)	22
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	33	(13)	20
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(8)	3	(5)
Accretion of fair value adjustment on securities available for sale	(3)	1	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	10	(4)	6
Net change	32	(13)	19
Foreign currency translation adjustment	(9)	4	(5)
Pension and other benefits:
Amortization of prior service credit (1)	(13)	5	(8)
Recognized net actuarial gain (loss)(1)	56	(21)	35
Net change(1)	43	(16)	27
Net change in AOCI	$103	$(40)	$63

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended June 30, 2015 and 2016:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, March 31, 2015	$73	$(72)	$(17)	$(581)	$—	$(597)
Other comprehensive income (loss) before reclassifications	(5)	(51)	2	—	—	(54)
Amounts reclassified from AOCI	(25)	(3)	—	13	—	(15)
Balance, June 30, 2015	$43	$(126)	$(15)	$(568)	$—	$(666)
Balance, March 31, 2016	$171	$(60)	$(21)	$(602)	$(1)	$(513)
Other comprehensive income (loss) before reclassifications	88	67	1	—	1	157
Amounts reclassified from AOCI	(27)	(12)	—	9	—	(30)
Balance, June 30, 2016	$232	$(5)	$(20)	$(593)	$—	$(386)

For the Six Months Ended June 30, 2015 and 2016:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, December 31, 2014	$21	$(145)	$(10)	$(595)	$(729)
Other comprehensive income (loss) before reclassifications	67	24	(5)	—	86
Amounts reclassified from AOCI	(45)	(5)	—	27	(23)
Balance, June 30, 2015	$43	$(126)	$(15)	$(568)	$(666)
Balance, December 31, 2015	$36	$(151)	$(25)	$(612)	$(752)
Other comprehensive income (loss) before reclassifications	249	166	5	—	420
Amounts reclassified from AOCI	(53)	(20)	—	19	(54)
Balance, June 30, 2016	$232	$(5)	$(20)	$(593)	$(386)

Note 11—Employee Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the three and six months ended June 30, 2016 and 2015.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$22	$23	$2	$2	$—	$1
Interest cost	26	28	2	2	1	1
Expected return on plan assets	(58)	(54)	(4)	(4)	—	—
Amortization of prior service credit	(5)	(5)	(2)	(2)	—	—
Recognized net actuarial loss	19	26	3	1	—	—
Total net periodic benefit cost	$4	$18	$1	$(1)	$1	$2

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$45	$48	$4	$4	$1	$1
Interest cost	52	55	5	5	1	1
Expected return on plan assets	(118)	(108)	(9)	(9)	—	—
Amortization of prior service credit	(9)	(9)	(4)	(4)	—	—
Recognized net actuarial loss	38	53	5	2	1	1
Total net periodic benefit cost	$8	$39	$1	$(2)	$3	$3

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	June 30, 2016
Commitments to extend credit	$33,233
Issued standby and commercial letters of credit	$5,897
Other commitments	$116
Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Total commitments to extend credit at June 30, 2016 include $3.0 billion to commercial borrowers in the oil and gas sector.
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial

Note 12—Commitments, Contingencies and Guarantees (Continued)

letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At June 30, 2016, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2016, the current exposure to loss under these contracts totaled $46 million, and the maximum potential exposure to loss in the future was estimated at $70 million.
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

Note 13—Business Segments
During the fourth quarter of 2015, the composition of the Company's reportable segments was revised to reflect the realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Commercial Banking operating segment, including its products and services, into the activities performed within various other segments. The Company now has four reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, and Investment Banking & Markets. Prior period segment results have been revised to conform to the current period presentation. Below is a detailed description of these reportable segments.
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
The Retail Banking Division serves its customers through Private Banking, which provides comprehensive relationship management to clients with up to $3 million in deposits and investment balances at MUB; 327 full-service branches in California and 26 full-service branches in Washington and Oregon, as well as through ATMs, call centers, web-based and mobile internet banking applications and through alliances with other financial institutions. Retail Banking provides checking and deposit products and services; bill and loan payment, merchant, various types of financing and investment services; and products including credit cards.
The Wealth Markets Division serves its customers through Private Wealth Management, which provides comprehensive relationship management to clients with over $3 million in deposits and investment balances at MUB; UnionBanc Investment Services LLC, a subsidiary of MUB and a registered broker-dealer and investment advisor; and Asset Management, which includes Highmark Capital Management, Inc., a subsidiary of MUB and a registered investment advisor.  Wealth Markets provides investment management and advisory services to institutional clients, wealth planning, deposits and risk management strategies, trust and estate administration, as well as investment sub-advisory services to unaffiliated funds. Products provided to its customers include traditional brokerage, managed accounts, annuities, mutual funds, fixed income products and insurance and customized lending.
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

Note 13—Business Segments (Continued)

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
Other
The Company generally applies a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in "Other."
"Other" includes the Asian Corporate Banking segment and Corporate Treasury. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
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
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics between Corporate Treasury and the operating segments. A segment receives a funding credit from Corporate Treasury for its liabilities. Conversely, a segment is assigned a charge by Corporate Treasury to fund its assets. Certain indirect costs, such as operations and technology expense, are allocated

Note 13—Business Segments (Continued)

to the segments based on an activity-based costing methodology. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. During the fourth quarter of 2015, the Company revised its management reporting accounting methodology to exclude the impact of the business integration initiative from the measurement of segment profitability. Fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations are now included within "Other." Beginning with the second quarter of 2016, the Company revised its methodology for allocating certain indirect costs to the segments. Prior period results have been updated to reflect these changes in methodology.

As of and for the Three Months Ended June 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$478	$114	$120	$60	$(52)	$720
Noninterest income (expense)	112	38	44	65	207	466
Total revenue	590	152	164	125	155	1,186
Noninterest expense	420	49	109	42	190	810
(Reversal of) provision for credit losses	(5)	(28)	(3)	2	(3)	(37)
Income (loss) before income taxes and including noncontrolling interests	175	131	58	81	(32)	413
Income tax expense (benefit)	51	52	23	12	(19)	119
Net income (loss) including noncontrolling interests	124	79	35	69	(13)	294
Deduct: net loss from noncontrolling interests	—	—	—	—	11	11
Net income (loss) attributable to MUAH	$124	$79	$35	$69	$(2)	$305

Total assets, end of period	$63,467	$14,392	$1,838	$11,762	$25,697	$117,156

As of and for the Three Months Ended June 30, 2015:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$473	$106	$111	$62	$(33)	$719
Noninterest income (expense)	106	41	42	60	136	385
Total revenue	579	147	153	122	103	1,104
Noninterest expense	467	48	108	43	177	843
(Reversal of) provision for credit losses	6	12	—	(12)	9	15
Income (loss) before income taxes and including noncontrolling interests	106	87	45	91	(83)	246
Income tax expense (benefit)	26	35	18	23	(31)	71
Net income (loss) including noncontrolling interests	80	52	27	68	(52)	175
Deduct: net loss from noncontrolling interests	—	—	—	—	6	6
Net income (loss) attributable to MUAH	$80	$52	$27	$68	$(46)	$181

Total assets, end of period	$61,468	$13,293	$1,779	$11,277	$26,449	$114,266

Note 13—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$959	$223	$241	$119	$(125)	$1,417
Noninterest income (expense)	226	66	91	90	388	861
Total revenue	1,185	289	332	209	263	2,278
Noninterest expense	856	98	229	83	420	1,686
(Reversal of) provision for loan losses	(6)	102	(1)	32	(2)	125
Income (loss) before income taxes and including noncontrolling interests	335	89	104	94	(155)	467
Income tax expense (benefit)	97	35	41	(2)	(35)	136
Net income (loss) including noncontrolling interests	238	54	63	96	(120)	331
Deduct: net loss from noncontrolling interests	—	—	—	—	23	23
Net income (loss) attributable to MUAH	$238	$54	$63	$96	$(97)	$354

Total assets, end of period	$63,467	$14,392	$1,838	$11,762	$25,697	$117,156

As of and for the Six Months Ended June 30, 2015:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	Other	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$951	$207	$227	$122	$(105)	$1,402
Noninterest income (expense)	217	73	85	91	254	720
Total revenue	1,168	280	312	213	149	2,122
Noninterest expense	928	100	210	77	377	1,692
(Reversal of) provision for loan losses	12	15	1	(19)	9	18
Income (loss) before income taxes and including noncontrolling interests	228	165	101	155	(237)	412
Income tax expense (benefit)	45	63	39	35	(77)	105
Net income (loss) including noncontrolling interests	183	102	62	120	(160)	307
Deduct: net loss from noncontrolling interests	—	—	—	—	11	11
Net income (loss) attributable to MUAH	$183	$102	$62	$120	$(149)	$318

Total assets, end of period	$61,468	$13,293	$1,779	$11,277	$26,449	$114,266

Note 14—Subsequent Event
On July 1, 2016 Mitsubishi UFJ Financial Group, Inc. designated MUAH as its IHC in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards and transferred interests in substantially all its U.S. subsidiaries to the IHC. The subsidiaries include MUFG Securities Americas Inc. (formerly Mitsubishi UFJ Securities (USA), Inc.), a registered broker-dealer, and various other non-bank subsidiaries with approximately $31 billion in total assets and $30 billion in total liabilities as of June 30, 2016. Also on July 1, 2016, the Company issued 4,345,174 and 2,052,913 shares of common stock to MUFG and BTMU, respectively, as consideration for the interests in the transferred subsidiaries. The shares issued by the Company represented approximately 80% of the total consideration expected to be paid based on the Company’s and the transferred entities’ March 31, 2016 financial statements. The remaining shares to be issued will be calculated following the completion of the Company’s and transferred entities’ June 30, 2016 financial statements.

The transfer of entities will be accounted for as a combination of entities under common control. Assets and liabilities will be transferred to MUAH at book value and beginning in the third quarter of 2016, MUAH's comparative historical financial statements will be retrospectively adjusted to include the prior period results of the transferred entities.

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

•
Declines in oil and gas prices have led to deterioration in our oil and gas portfolio; further declines would likely result in additional deterioration in the portfolio. For additional information on our oil and gas portfolio, see Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Concentration of Risk” in this Form 10-Q.

•
Competition in our industry could intensify as a result of the increasing consolidation of financial services companies and the enhanced ability of banks to expand across state lines under the Dodd-Frank Act. For additional information, see “Substantial competition could adversely affect us” in Part I, Item 1A. “Risk Factors” in our 2015 Form 10-K.

•
We may incur goodwill impairment losses in future periods. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill Impairment Analysis” in Part II, Item 7. and Note 5 to our Consolidated Financial Statements included in our 2015 Form 10-K.

The continuing war on terrorism, overseas military conflicts, unrest and political developments in other countries could adversely affect U.S. and global economic conditions
Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, including the Middle East, may result in a disruption of U.S. and global economic and financial conditions and increases in energy costs and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets. In addition, continuing global tensions may result in new and enhanced U.S. economic sanctions against other governments or entities which may increase our compliance costs under the regulations of OFAC and other federal or state agencies. Although we have not experienced an adverse impact on our business from the British vote to exit the European Union (known as Brexit), potential changes in the European Union may have negative consequences to the global and U.S. economies and to our customers.
Company Factors
We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks
We are subject to many types of operational risks throughout our organization. Operational risk is the risk to our financial position and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Form 10-Q. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; risks from cyber-security breaches or attacks; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears in Part I, Item 1A. of our 2015 Form 10-K under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
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
We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which are not reliable. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure, including disruptions from natural disasters or other causes. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers, could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition.
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
Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk (including, but not limited to, technology and model risk), legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk, and strategic risk (including risks to our financial position and resilience arising from adverse business decisions or poorly implemented decisions or lack of responsiveness to industry changes and the operating environment), among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. In the banking industry’s complex and rapidly evolving operating environment, certain risks, especially operational risk and strategic risk, can present significant challenges to our risk management framework. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event. Implementation of the business integration initiative effective July 1, 2014, as described in ”Management’s Discussion and Analysis of Financial Condition and Results of Operations - Introduction - Business Integration Initiative” and "Risk Management" in Part II, Item 7. in our 2015 Form 10-K, as well as implementation of the IHC described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Formation of the U.S. Intermediate Holding Company” of this Form 10-Q, could increase our risk management challenges in light of the new customer relationships and lines of business, structural and operational changes, and enhanced governance and risk management standards, among other reasons.

Item 6.   Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 8, 2016	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2016	By:	/s/ JOHN F. WOODS
John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: August 8, 2016	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, The Bank of Tokyo-Mitsubishi UFJ Ltd. and Mitsubishi UFJ Financial Group Inc. dated June 30, 2016(3)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholder's Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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

(3)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2016.