Form 10-Q
period 2016-09-30
MUFG Americas Holdings Corp
filed 2016-11-14
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(Registrant's telephone number, including area code) (212) 782-6800

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at October 31, 2016: 144,322,280
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
HQLA	High quality liquid assets
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PCI	Purchased credit-impaired
PEP	Petroleum exploration and production
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor's Ratings Services
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary Leverage Ratio
TDR	Troubled debt restructuring
VaR	Value-at-risk
VIE	Variable interest entity

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	Percent Change	September 30, 2016	September 30, 2015	Percent Change

Net interest income	$773	$723	7%	$2,251	$2,162	4%
Noninterest income	570	450	27	1,609	1,368	18
Total revenue	1,343	1,173	14	3,860	3,530	9
Noninterest expense	952	926	3	2,826	2,784	2
Pre-tax, pre-provision income(1)	391	247	58	1,034	746	39
Provision for credit losses	73	18	306	196	35	460
Income before income taxes and including noncontrolling interests	318	229	39	838	711	18
Income tax expense	97	62	56	244	183	33
Net income including noncontrolling interests	221	167	32	594	528	13
Deduct: Net loss from noncontrolling interests	39	21	86	62	32	94
Net income attributable to MUAH	$260	$188	38	$656	$560	17
Balance sheet (period average):
Total assets	$149,056	$150,516	(1)%	$150,996	$151,734	—%
Total securities	23,503	24,157	(3)	23,465	23,100	2
Securities borrowed or purchased under resale agreements	20,668	30,750	(33)	25,448	32,558	(22)
Total loans held for investment	80,469	77,840	3	80,698	78,415	3
Earning assets	136,051	138,504	(2)	138,459	139,671	(1)
Total deposits	84,194	82,482	2	83,928	82,899	1
Securities loaned or sold under repurchase agreements	23,872	29,120	(18)	26,794	31,781	(16)
MUAH stockholders' equity	17,311	16,139	7	16,942	15,935	6
Performance ratios:
Return on average assets(2)	0.70%	0.50%		0.58%	0.49%
Return on average MUAH stockholders' equity(2)	6.03	4.66		5.15	4.67
Return on average MUAH tangible common equity(2)(12)	7.60	6.10		6.54	6.14
Efficiency ratio(3)	70.88	78.95		73.23	78.88
Adjusted efficiency ratio(4)	62.46	72.17		65.90	71.70
Net interest margin(2) (5)	2.29	2.10		2.19	2.08
Net loans charged-off to average total loans held for investment(2)	0.61	0.06		0.37	0.06
Performance ratios excluding MUSA (13):
Return on average assets(2)	0.78%	0.65%		0.67%	0.61%
Return on average MUAH stockholders' equity(2)	5.65	4.83		4.94	4.57
Return on average MUAH tangible common equity(2)(12)	7.22	6.36		6.36	6.06
Adjusted efficiency ratio(4)	61.44	70.00		64.61	70.40
Net interest margin(2) (5)	2.72	2.72		2.70	2.72

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	September 30, 2016	December 31, 2015	Percent Change
Balance sheet (end of period):
Total assets	$151,099	$153,070	(1)%
Total securities	24,116	24,517	(2)
Securities borrowed or purchased under resale agreements	21,906	31,072	(29)
Total loans held for investment	79,249	79,257	—
Nonperforming assets	724	573	26
Core deposits(6)	77,392	76,054	2
Total deposits	84,643	84,300	—
Securities loaned or sold under repurchase agreements	25,582	29,141	(12)
Long-term debt	11,427	13,648	(16)
MUAH stockholders' equity	17,353	16,378	6
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.87%	0.91%
Allowance for loan losses to nonaccrual loans(7)	96.08	130.86
Allowance for credit losses to total loans held for investment(8)	1.09	1.12
Allowance for credit losses to nonaccrual loans(8)	119.97	160.74
Nonperforming assets to total loans held for investment and OREO	0.91	0.72
Nonperforming assets to total assets	0.48	0.37
Nonaccrual loans to total loans held for investment	0.91	0.70
Capital ratios:
Regulatory (14):
Common Equity Tier 1 risk-based capital ratio(9)	13.97%	13.63%
Tier 1 risk-based capital ratio(9)	13.97	13.64
Total risk-based capital ratio(9)	15.66	15.56
Tier 1 leverage ratio(9)	9.82	11.40
Other:
Tangible common equity ratio(10)	9.45%	8.69%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(11)(14)	13.94	13.46

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

(4)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding staff costs associated with fees from affiliates - support services, foreclosed asset expense and other credit costs, certain costs related to productivity initiatives, LIHC investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, intangible asset amortization, and a contract termination fee) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of fees from affiliates - support services, productivity initiatives related to the sale of certain premises, accretion related to privatization-related fair value adjustments, other credit costs and impairment on private equity investments. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-Q for further information.

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

(12)
Return on tangible common equity, a non-GAAP financial measure, is net income excluding intangible asset amortization divided by average tangible common equity. Management believes that this ratio provides useful supplemental information regarding the Company's business results. The methodology for determining tangible common equity may differ among companies. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-Q for further information.

(13)
These performance ratios, which are non-GAAP financial measures, do not include MUFG Securities Americas Inc. (MUSA), MUAH's broker-dealer subsidiary. Management believes these ratios provide useful supplemental information regarding the results of the Company's banking business. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-Q for further information.

(14)
Ratios calculated at September 30, 2016 reflect the designation of MUAH as the U.S. Intermediate Holding Company (IHC) of MUFG on July 1, 2016. Prior period ratios have not been revised to include the transferred IHC entities.

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended September 30, 2016 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-Q, terms such as “the Company,” “we,” “us” and “our” refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
Formation of the U.S. Intermediate Holding Company
The financial information included for all periods presented in this Form 10-Q reflects the designation of MUFG Americas Holdings Corporation (MUAH) as the U.S. Intermediate Holding Company (IHC) of its ultimate parent, Mitsubishi UFJ Financial Group, Inc. (MUFG) on July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards.  The IHC formation resulted in the transfer of interests in substantially all of MUFG’s U.S. subsidiaries to MUAH.  The subsidiaries include MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA), Inc.), a registered broker-dealer, and various other non-bank subsidiaries. MUSA engages in capital markets origination transactions, private placements, collateralized financings, borrow and loan transactions, and domestic and foreign debt and equity securities transactions. The assets received and liabilities assumed were transferred at their carrying amount, and consisted largely of securities borrowed and securities purchased under agreements to resell and securities loaned and securities sold under agreements to repurchase. All financial statements and related information for prior periods has been revised to include the results of the transferred IHC entities.
Management's Discussion and Analysis includes non-GAAP financial measures which management believes provides useful supplemental information regarding the Company's business results. Certain financial measures have been adjusted for the results of MUSA. Management believes these ratios provide useful supplemental information on the results of MUAH's banking business. For a reconciliation of our non-GAAP financial measures, see the caption "Non-GAAP Financial Measures" in Item 2. of this Form 10-Q.
Introduction
We are a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUSA. We are owned by BTMU and MUFG. BTMU is a wholly-owned subsidiary of MUFG.
The Company has five reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, Investment Banking & Markets and MUSA. We service U.S. Wholesale Banking, Investment Banking & Markets, certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches). The Company had consolidated assets of $151.1 billion at September 30, 2016.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale Banking, Investment Banking & Markets and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU and MUFG.

Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2016 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the third quarter of 2016, revenue was comprised of 58% net interest income and 42% noninterest income. A summary of our financial results is discussed below.
Our primary sources of liquidity are core deposits, securities and wholesale funding. Core deposits exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships. Wholesale funding includes unsecured funds raised from BTMU and affiliates, interbank and other sources, both domestic and international, funding secured by certain assets, or by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.
Performance Highlights
Net income attributable to MUAH was $260 million in the third quarter of 2016, an increase of $72 million from the third quarter of 2015, and $656 million for the nine months ended September 30, 2016, an increase of $96 million compared with the prior year period. The increase in net income in both periods was driven by an increase in revenue, primarily noninterest income, partially offset by a higher provision for credit losses. Noninterest income increased $120 million during the three months ended September 30, 2016 due primarily to an increase in investment banking and syndication fees and fees from affiliates. Noninterest income increased $241 million during the nine months ended September 30, 2016 due primarily to an increase in fees from affiliates.
The provision for credit losses was $73 million in the third quarter of 2016 and $196 million during the nine months ended September 30, 2016, reflecting the impact of losses recorded in the commercial loan portfolio, largely the oil and gas portfolio. Criticized commitments in the PEP portfolio decreased to $1.8 billion at September 30, 2016, compared with $2.5 billion at June 30, 2016 and $2.2 billion at December 31, 2015. The decrease in criticized commitments during the quarter is due in part to transfers to held for sale and charge-offs within our PEP portfolio. The allowance for credit losses within the PEP portfolio as a percentage of total PEP loan commitments was 7.07% at September 30, 2016 and June 30, 2016, compared with 5.53% at December 31, 2015. At September 30, 2016, PEP loan commitments accounted for approximately 69% of our total oil and gas loan commitments and 69% of PEP loan commitments were collateralized by oil and gas reserves. See "Concentration of Risk" within the "Risk Management" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about our oil and gas loan exposures.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.97%, 13.97% and 15.66%, respectively, at September 30, 2016. The Tier 1 leverage ratio was 9.82% at September 30, 2016.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	September 30, 2016			September 30, 2015

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial(4)	$29,008	$235	3.22%	$28,787	$225	3.10%
Commercial mortgage(4)	15,048	141	3.75	13,745	129	3.75
Construction(4)	2,242	23	4.09	2,104	20	3.84
Lease financing	1,851	15	3.26	1,891	16	3.43
Residential mortgage	28,572	234	3.28	27,783	237	3.42
Home equity and other consumer loans	3,480	44	5.04	3,117	35	4.43
Loans, before purchased credit-impaired loans	80,201	692	3.44	77,427	662	3.41
Purchased credit-impaired loans	268	22	32.11	413	36	34.49
Total loans held for investment	80,469	714	3.54	77,840	698	3.58
Securities	23,503	127	2.16	24,157	122	2.00
Securities borrowed or purchased under resale agreements	20,668	47	0.90	30,750	27	0.35
Interest bearing deposits in banks	3,522	4	0.50	2,274	1	0.22
Federal funds sold	7	—	0.71	19	—	0.28
Trading account assets	7,503	50	2.66	2,979	15	1.99
Other earning assets	379	2	2.34	485	4	3.20
Total earning assets	136,051	944	2.77	138,504	867	2.49
Allowance for loan losses	(757)			(541)
Cash and due from banks	1,864			1,905
Premises and equipment, net	588			638
Other assets(5)	11,310			10,010
Total assets	$149,056			$150,516
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,688	$29	0.31	$37,531	$27	0.29
Savings	5,826	1	0.04	5,687	1	0.06
Time	6,700	19	1.13	8,058	20	1.01
Total interest bearing deposits	50,214	49	0.39	51,276	48	0.38
Commercial paper and other short-term borrowings	6,281	7	0.44	5,828	4	0.23
Securities loaned or sold under repurchase agreements	23,872	36	0.60	29,120	12	0.17
Long-term debt	11,928	57	1.92	10,625	63	2.35
Total borrowed funds	42,081	100	0.95	45,573	79	0.69
Trading account liabilities	2,549	14	2.20	3,415	10	1.20
Total interest bearing liabilities	94,844	163	0.69	100,264	137	0.54
Noninterest bearing deposits	33,980			31,206
Other liabilities(6)	2,733			2,703
Total liabilities	131,557			134,173
Equity
MUAH stockholders' equity	17,311			16,139
Noncontrolling interests	188			204
Total equity	17,499			16,343
Total liabilities and equity	$149,056			$150,516
Net interest income/spread (taxable-equivalent basis)		781	2.08%		730	1.95%
Impact of noninterest bearing deposits			0.18			0.13
Impact of other noninterest bearing sources			0.03			0.02
Net interest margin			2.29			2.10
Less: taxable-equivalent adjustment		8			7
Net interest income		$773			$723

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

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

(5)	Includes noninterest bearing trading account assets.

(6)	Includes noninterest bearing trading account liabilities.

	For the Nine Months Ended
	September 30, 2016			September 30, 2015

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial(4)	$30,090	$752	3.34%	$28,761	$666	3.09%
Commercial mortgage(4)	14,877	388	3.48	13,835	380	3.66
Construction(4)	2,242	60	3.54	2,001	55	3.68
Lease financing	1,866	47	3.32	1,935	48	3.34
Residential mortgage	27,905	695	3.32	28,312	723	3.41
Home equity and other consumer loans	3,423	127	4.95	3,106	100	4.32
Loans, before purchased credit-impaired loans	80,403	2,069	3.43	77,950	1,972	3.38
Purchased credit-impaired loans	295	74	33.30	465	124	35.55
Total loans held for investment	80,698	2,143	3.54	78,415	2,096	3.57
Securities	23,465	361	2.05	23,100	353	2.04
Securities borrowed or purchased under resale agreements	25,448	141	0.74	32,558	78	0.32
Interest bearing deposits in banks	2,542	10	0.52	2,570	5	0.23
Federal funds sold	20	—	0.55	11	—	0.28
Trading account assets	5,952	110	2.47	2,727	40	1.96
Other earning assets	334	6	2.46	290	5	2.44
Total earning assets	138,459	2,771	2.67	139,671	2,577	2.46
Allowance for loan losses	(789)			(541)
Cash and due from banks	1,856			1,920
Premises and equipment, net	625			631
Other assets(5)	10,845			10,053
Total assets	$150,996			$151,734
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,853	$86	0.30	$38,402	$87	0.30
Savings	5,761	2	0.05	5,609	2	0.06
Time	7,263	59	1.09	8,519	61	0.96
Total interest bearing deposits	50,877	147	0.39	52,530	150	0.38
Commercial paper and other short-term borrowings	4,922	17	0.45	5,571	11	0.26
Securities loaned or sold under repurchase agreements	26,794	99	0.49	31,781	34	0.15
Long-term debt	12,761	193	2.02	10,064	180	2.38
Total borrowed funds	44,477	309	0.92	47,416	225	0.63
Trading account liabilities	2,699	42	2.08	2,340	22	1.27
Total interest-bearing liabilities	98,053	498	0.68	102,286	397	0.52
Noninterest bearing deposits	33,051			30,369
Other liabilities(6)	2,763			2,928
Total liabilities	133,867			135,583
Equity
MUAH stockholders' equity	16,942			15,935
Noncontrolling interests	187			216
Total equity	17,129			16,151
Total liabilities and equity	$150,996			$151,734
Net interest income/spread (taxable-equivalent basis)		2,273	1.99%		2,180	1.94%
Impact of noninterest bearing deposits			0.17			0.12
Impact of other noninterest bearing sources			0.03			0.02
Net interest margin			2.19			2.08
Less: taxable-equivalent adjustment		22			18
Net interest income		$2,251			$2,162

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

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

(5)	Includes noninterest bearing trading account assets.

(6)	Includes noninterest bearing trading account liabilities.

Net interest income for the three and nine months ended September 30, 2016 increased $50 million and $89 million, respectively, compared with the same periods in 2015 due to an increase in average loan and trading account balances and increases in the net interest margin. Average loan balances increased during the third quarter of 2016 primarily due to increases in commercial mortgage and residential mortgage loans. Average loan balances increased during the nine months ended September 30, 2016 primarily due to increases in commercial and industrial and commercial mortgage loans. The average trading account assets balance increased for the three and nine months ended September 30, 2016 resulting from activity at MUSA.
The net interest margin increased 19 basis points to 2.29% and 11 basis points to 2.19% during the three and nine months ended September 30, 2016, respectively, compared with the same periods in 2015. The increases in the net interest margin were due primarily to higher yields on securities borrowed and purchased under resale agreements and trading account assets, both at MUSA. Higher yields on securities also contributed to the increase in the net interest margin in the third quarter of 2016 compared with the third quarter of 2015. Excluding MUSA, the net interest margin was 2.72% and 2.70% for the three and nine months ended September 30, 2016 compared with 2.72% during the three and nine months ended September 30, 2015.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and nine months ended September 30, 2016 and 2015:
Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2016	September 30, 2015			September 30, 2016	September 30, 2015
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$48	$49	$(1)	(2)%	$143	$147	$(4)	(3)%
Trust and investment management fees	29	27	2	7	91	82	9	11
Trading account activities	25	7	18	257	93	38	55	145
Securities gains, net	23	6	17	283	55	14	41	293
Credit facility fees	27	27	—	—	82	88	(6)	(7)
Brokerage commissions and fees	15	17	(2)	(12)	59	63	(4)	(6)
Card processing fees, net	10	8	2	25	28	25	3	12
Investment banking and syndication fees	113	66	47	71	253	257	(4)	(2)
Fees from affiliates	222	189	33	17	692	553	139	25
Other investment income	1	7	(6)	(86)	(4)	12	(16)	(133)
Other, net	57	47	10	21	117	89	28	31
Total noninterest income	$570	$450	$120	27%	$1,609	$1,368	$241	18%

Noninterest income increased during the three and nine months ended September 30, 2016 largely due to increases in fees from affiliates, trading account activities and securities gains, net. Investment banking and syndication fees contributed to the increase during the three months ended September 30, 2016. Lower FDIC indemnification asset amortization expense, which is included in other, net, contributed to the increase during the nine months ended September 30, 2016.

For the three and nine months ended September 30, 2016 and 2015, the Company recorded the following income and expenses related to the support services provided to BTMU's U.S. branch banking operations:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Fees from affiliates - support services	$150	$138	$446	$393
Staff costs associated with fees from affiliates - support services	$139	$128	$415	$363

The increase in staff costs for support services for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 was driven primarily by higher headcount due to regulatory and compliance initiatives, as well as projects to increase operational efficiencies, which also resulted in a corresponding increase in fees from affiliates. The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services, with associated costs included within noninterest expense.
Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2016	September 30, 2015			September 30, 2016	September 30, 2015
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$524	$505	$19	4%	$1,509	$1,507	$2	—%
Employee benefits	68	91	(23)	(25)	250	303	(53)	(17)
Salaries and employee benefits	592	596	(4)	(1)	1,759	1,810	(51)	(3)
Net occupancy and equipment	82	83	(1)	(1)	242	247	(5)	(2)
Professional and outside services	84	82	2	2	270	231	39	17
Software	39	29	10	34	113	86	27	31
Regulatory assessments	22	13	9	69	50	40	10	25
Intangible asset amortization	7	10	(3)	(30)	20	32	(12)	(38)
LIHC investment amortization	2	5	(3)	(60)	5	9	(4)	(44)
Advertising and public relations	8	11	(3)	(27)	30	28	2	7
Communications	14	14	—	—	42	43	(1)	(2)
Data processing	6	8	(2)	(25)	23	23	—	—
Other	96	75	21	28	272	235	37	16
Total noninterest expense	$952	$926	$26	3%	$2,826	$2,784	$42	2%

The increase in noninterest expense during the third quarter of 2016 compared with the third quarter of 2015 was largely due to an increase in software expense, an increase in regulatory assessments related to an increase in FDIC insurance expense, and a low income housing impairment charge (included in other) attributable to noncontrolling interests. The Company's share of the impairment charge was not significant. The increase in the third quarter of 2016 was partially offset by a decrease in pension expense. The increase in noninterest expense during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015 was due to the increase in staff costs associated with fees from affiliates - support services discussed above, an increase in professional and outside services, software expenses and the low income housing impairment charge. The increase during the nine months ended September 30, 2016 was offset by a decrease in pension expense and a contract termination fee in the second quarter of 2015.

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the third quarter of 2016, income tax expense was $97 million with an effective tax rate of 31%, compared with 27% for the third quarter of 2015. For the nine months ended September 30, 2016, income tax expense was $244 million with an effective tax rate of 29%, compared with 26% in the comparative prior year period. Income tax expense in the first quarter of 2015 was reduced by certain favorable discrete tax adjustments which impacted the effective tax rate.
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
Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of U.S. Treasury securities, RMBS, CMBS, Cash Flow CLOs, and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. Treasury securities, U.S. government-sponsored agency securities and U.S. government-sponsored agency RMBS and CMBS.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 4 to our Consolidated Financial Statements in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	September 30, 2016	December 31, 2015
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$27,618	$30,214	$(2,596)	(9)%
Commercial mortgage	14,937	13,904	1,033	7
Construction	2,257	2,297	(40)	(2)
Lease financing	1,840	1,911	(71)	(4)
Total commercial portfolio	46,652	48,326	(1,674)	(3)
Residential mortgage	28,781	27,344	1,437	5
Home equity and other consumer loans	3,559	3,251	308	9
Total consumer portfolio	32,340	30,595	1,745	6
Total loans held for investment, before purchased credit-impaired loans	78,992	78,921	71	—
Purchased credit-impaired loans	257	336	(79)	(24)
Total loans held for investment	$79,249	$79,257	$(8)	—%

Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings, where such outstandings exceeded one percent of total assets as of September 30, 2016, were $3.4 billion for Japan. These cross-border outstandings are based on category and legal residence of ultimate risk and are comprised of securities financing arrangements from MUSA. At December 31, 2015, the Company's cross-border outstandings were for Canada at $1.2 billion, which was comprised primarily of loans and trading account assets.
Deposits
The table below presents our deposits as of September 30, 2016 and December 31, 2015.

			Increase (Decrease)
	September 30, 2016	December 31, 2015
(Dollars in millions)			Amount	Percent
Interest checking	$4,861	$4,474	$387	9%
Money market	33,270	33,896	(626)	(2)
Total interest bearing transaction and money market accounts	38,131	38,370	(239)	(1)
Savings	5,914	5,687	227	4
Time	6,412	7,780	(1,368)	(18)
Total interest bearing deposits	50,457	51,837	(1,380)	(3)
Noninterest bearing deposits	34,186	32,463	1,723	5
Total deposits	$84,643	$84,300	$343	—%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$3,088	$2,976	$112	4%
Time	2,183	2,512	(329)	(13)
Total brokered deposits	$5,271	$5,488	$(217)	(4)%
Core Deposits:
Total deposits	$84,643	$84,300	$343	—%
Less: total brokered deposits	5,271	5,488	(217)	(4)
Less: total foreign deposits and nonbrokered domestic time deposits of over $250,000	1,980	2,758	(778)	(28)
Total core deposits	$77,392	$76,054	$1,338	2%

Total deposits were nearly unchanged compared with December 31, 2015 as an increase in noninterest bearing deposits was largely offset by a decrease in time deposits. Core deposits as a percentage of total deposits were 91% and 90% at September 30, 2016 and December 31, 2015, respectively.

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of September 30, 2016, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2016. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2016 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2016, the Company was informed by the Federal Reserve that it did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run capital stress test. In October 2016, the Company submitted its mid-cycle Dodd-Frank Act Stress Test results to the Federal Reserve and subsequently disclosed the results of those stress tests.
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
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of September 30, 2016.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of September 30, 2016 and December 31, 2015.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	September 30, 2016	December 31, 2015
Capital Components
Common Equity Tier 1 capital	$14,426	$12,920
Tier 1 capital	$14,426	$12,923
Tier 2 capital	1,747	1,824
Total risk-based capital	$16,173	$14,747
Risk-weighted assets	$103,265	$94,775
Average total assets for leverage capital purposes	$146,931	$113,364

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	September 30, 2016		December 31, 2015		September 30, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,426	13.97%	$12,920	13.63%	≥	$5,292	5.125%
Tier 1 capital (to risk-weighted assets)	14,426	13.97	12,923	13.64	≥	6,841	6.625
Total capital (to risk-weighted assets)	16,173	15.66	14,747	15.56	≥	8,907	8.625
Tier 1 leverage(2)	14,426	9.82	12,923	11.40	≥	5,877	4.000

(1)Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

The formation of the IHC on July 1, 2016 resulted in the issuance of common stock to BTMU and MUFG and the transfer of interests in substantially all of MUFG's U.S. subsidiaries to MUAH, thus increasing the Company's Common Equity Tier 1 capital and total assets. The assets acquired were predominantly from MUSA, and are generally comprised of U.S. government-sponsored agency RMBS and securities issued by the U.S. Treasury. Accordingly, their impact to average total assets used in the computation of the Tier 1 leverage ratio was more significant than the impact to risk-weighted assets.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of September 30, 2016 and December 31, 2015.

MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	September 30, 2016	December 31, 2015
Capital Components
Common Equity Tier 1 capital	$12,862	$12,384
Tier 1 capital	$12,862	$12,384
Tier 2 capital	1,573	1,619
Total risk-based capital	$14,435	$14,003
Risk-weighted assets	$92,484	$93,930
Average total assets for leverage capital purposes	$114,111	$112,243

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	September 30, 2016		December 31, 2015		September 30, 2016			September 30, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$12,862	13.91%	$12,384	13.18%	≥	$4,740	5.125%	≥	$6,011	6.5%
Tier 1 capital (to risk-weighted assets)	12,862	13.91	12,384	13.18	≥	6,127	6.625	≥	7,399	8.0
Total capital (to risk-weighted assets)	14,435	15.61	14,003	14.91	≥	7,977	8.625	≥	9,248	10.0
Tier 1 leverage(2)	12,862	11.27	12,384	11.03	≥	4,564	4.000	≥	5,706	5.0

(1)Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain intangible assets).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at September 30, 2016. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
(Dollars in millions)
Total MUAH stockholders' equity	$17,353	$16,378
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(224)	(190)
Deferred tax liabilities related to goodwill and intangible assets	52	39
Tangible common equity (a)	$13,956	$13,002
Total assets	$151,099	$153,070
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(224)	(190)
Deferred tax liabilities related to goodwill and intangible assets	52	39
Tangible assets (b)	$147,702	$149,694
Tangible common equity ratio (a)/(b)	9.45%	8.69%
The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at September 30, 2016 and December 31, 2015 was estimated to be 13.94% and 13.46%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both September 30, 2016 and December 31, 2015.

The following tables summarize the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of September 30, 2016 and December 31, 2015:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	September 30, 2016	December 31, 2015
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$14,426	$12,920
Other	(55)	(61)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$14,371	$12,859

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$103,265	$94,775
Adjustments	(142)	756
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$103,123	$95,531

Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	13.94%	13.46%

(1)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased-in for the period in which the ratio is disclosed.  Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information, and the corresponding reconciliation from Common Equity Tier 1 capital (calculated according to the transition provisions under U.S. Basel III rules) because of current interest in such information by market participants. Ratios calculated at September 30, 2016 reflect the designation and formation of MUAH as the U.S. Intermediate Holding Company (IHC) of MUFG on July 1, 2016.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, refer to the section “Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K.
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
The allowance for loan losses was $691 million at September 30, 2016 compared with $723 million at December 31, 2015. Our ratio of allowance for loan losses to total loans held for investment was 0.87% as of September 30, 2016 and 0.91% as of December 31, 2015. The provision for loan losses was $68 million and $190 million for the three and nine months ended September 30, 2016, respectively. The provision for loan losses reflects the impact of losses recorded in the commercial loan portfolio, largely the oil and gas portfolio. Net loans charged-off for the three and nine months ended September 30, 2016 totaled $124 million and $225 million, respectively, substantially comprised of PEP loans. Net loans charged off during the third quarter include $45 million of charge-offs related to the transfer of $314 million of PEP loans to held for sale, contributing to $96 million of charge-offs related to the transfer of $555 million of PEP loans to held for sale for the nine months ended September 30, 2016. Net loans charged-off to average total loans held for investment were 0.61% and 0.37% for the three and nine months ended September 30, 2016, respectively.

The unallocated allowance for loan losses at September 30, 2016 decreased $20 million from December 31, 2015 due to precipitation in California bringing moderate relief to drought conditions.

Nonaccrual loans were $719 million at September 30, 2016 compared with $632 million at June 30, 2016, and $552 million at December 31, 2015. The increase in nonaccrual loans outstanding during the third quarter is primarily driven by the continued deterioration of certain loans in the oil and gas loan portfolio partially offset by the transfer of PEP loans to held for sale. Our ratio of nonaccrual loans to total loans held for investment was 0.91% at September 30, 2016, 0.78% at June 30, 2016, and 0.70% at December 31, 2015. Our ratio of allowance for loan losses to nonaccrual loans was 96.08% at September 30, 2016, 118.30% at June 30, 2016,

and 130.86% at December 31, 2015. Criticized loans outstanding in our PEP portfolio decreased to $1.1 billion at September 30, 2016 compared with $1.6 billion at June 30, 2016, and $1.2 billion at December 31, 2015. The decrease in criticized loans outstanding during the third quarter is primarily due to the transfer of certain PEP loans from held for investment to held for sale, charge-offs of certain PEP loans held for investment, and paydowns and payoffs. For further discussion see Part I, Item 1A. "Risk Factors - Adverse economic factors affecting certain industries we serve could adversely affect our business" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in our 2015 Form 10-K. Criticized credits are those that have regulatory risk ratings of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk rated as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full collection of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Allowance for loan losses, beginning of period	$748	$538	$723	$540
Provision for loan losses	68	23	190	45
Other	(1)	(1)	3	(2)
Loans charged-off:
Commercial and industrial	(66)	(11)	(120)	(24)
Commercial and industrial - transfer to held for sale	(60)	—	(111)	—
Commercial mortgage	—	—	—	(4)
Total commercial portfolio	(126)	(11)	(231)	(28)
Residential mortgage	2	—	3	(1)
Home equity and other consumer loans	(4)	(1)	(8)	(6)
Total consumer portfolio	(2)	(1)	(5)	(7)
Purchased credit-impaired loans	—	(3)	—	(11)
Total loans charged-off	(128)	(15)	(236)	(46)
Recoveries of loans previously charged-off:
Commercial and industrial	2	3	5	9
Commercial mortgage	1	—	4	1
Total commercial portfolio	3	3	9	10
Home equity and other consumer loans	—	1	1	2
Total consumer portfolio	—	1	1	2
Purchased credit-impaired loans	1	—	1	—
Total recoveries of loans previously charged-off	4	4	11	12
Net loans recovered (charged-off)	(124)	(11)	(225)	(34)
Ending balance of allowance for loan losses	691	549	691	549
Allowance for losses on unfunded credit commitments	171	141	171	141
Total allowance for credit losses	$862	$690	$862	$690

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

The following table sets forth the components of nonperforming assets and TDRs:

	September 30, 2016	December 31, 2015	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$486	$284	$202	71%
Commercial mortgage	31	37	(6)	(16)
Total commercial portfolio	517	321	196	61
Residential mortgage	172	190	(18)	(9)
Home equity and other consumer loans	26	35	(9)	(26)
Total consumer portfolio	198	225	(27)	(12)
Total nonaccrual loans, before purchased credit-impaired loans	715	546	169	31
Purchased credit-impaired loans	4	6	(2)	(33)
Total nonaccrual loans	719	552	167	30
OREO	5	21	(16)	(76)
Total nonperforming assets	$724	$573	$151	26%
Troubled debt restructurings:
Accruing	$267	$413	$(146)	(35)%
Nonaccruing (included in total nonaccrual loans above)	$423	$409	$14	3%
Total troubled debt restructurings	$690	$822	$(132)	(16)%

Total nonperforming assets as of September 30, 2016 were $724 million, or 0.48% of total assets, compared with $573 million, or 0.37% of total assets, at December 31, 2015.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2016 and December 31, 2015. Refer to Note 5 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commercial and industrial	$396	$499	1.43%	1.65%
Commercial mortgage	13	16	0.09	0.11
Total commercial portfolio	409	515	0.88	1.06
Residential mortgage	250	276	0.87	1.01
Home equity and other consumer loans	31	31	0.87	0.97
Total consumer portfolio	281	307	0.87	1.01
Total restructured loans, excluding purchased credit-impaired loans	$690	$822	0.87%	1.04%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $10 million at September 30, 2016 and $2 million at December 31, 2015. These amounts exclude PCI loans, which are generally accounted for within loan pools, of $13 million at September 30, 2016 and $16 million at December 31, 2015. The past due status of individual loans included within PCI loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, oil and gas, and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at either September 30, 2016 or December 31, 2015.

The Company's credit exposure within the oil and gas industry is substantially all within its commercial loan portfolio. To a much smaller extent, the Company also holds private equity investments issued by entities within the oil and gas industry. The following tables provide further information on the sectors within our oil and gas loan portfolio:

	September 30, 2016		December 31, 2015
Oil and Gas Portfolio Sectors	Percentage of Loan Commitments	Percentage of Loans Outstanding	Percentage of Loan Commitments	Percentage of Loans Outstanding
Petroleum exploration and production	69%	73%	78%	81%
Transportation	13	11	11	14
Service	3	3	2	3
Other	15	13	9	2

	September 30, 2016			June 30, 2016			December 31, 2015
(Dollars in millions)	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual
Total Oil and Gas Portfolio
Loan commitments	$5,139	$1,791	$368	$5,787	$2,541	$253	$7,351	$2,156	$175
Loans outstanding(1)	2,460	1,075	368	2,835	1,577	253	3,654	1,226	175
Allowance for credit losses	260			326			329
Allowance for loan losses	230			290			297
Petroleum Exploration and Production Sector of Portfolio
Loan commitments	$3,565	$1,791	$368	$4,529	$2,541	$253	$5,768	$2,156	$175
Loans outstanding(1)	1,802	1,075	368	2,434	1,577	253	2,943	1,226	175
Allowance for credit losses	252			320			319
Allowance for loan losses	225			287			291

(1)	Excludes loans held for sale. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

As of September 30, 2016 and December 31, 2015, approximately 69% and 82%, respectively, of our PEP portfolio was comprised of reserve-based commitments. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its forward-looking view of oil and natural gas prices used to calculate a borrower's reserve value as part of its assessment of the commitment amount.
As of September 30, 2016 and December 31, 2015, approximately 68% and 75%, respectively, of our oil and gas commitments consisted of Shared National Credits, which are loans or commitments with a total size of $20 million or more that are shared among three or more unaffiliated banks. We were the lead agent for 30% and 27% of these commitments as of September 30, 2016 and December 31, 2015, respectively. Second lien and junior commitments were de minimis at September 30, 2016.
The allowance for loan losses for the oil and gas sector is primarily comprised of a segment attribution and formulaic reserves based on internal ratings. Charge-offs within the oil and gas portfolio were $105 million and $206 million for the three and nine months ended September 30, 2016, respectively, and de minimis for the three and nine months ended September 30, 2015. The Company manages risk on this portfolio by proactively risk rating and downgrading loans based on revised cash flow expectations and collateral assessments.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At September 30, 2016, 53% of the Company’s construction loan portfolio was concentrated in California, 12% to borrowers in the state of New York and 4% to borrowers in the state of Colorado. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At September 30, 2016, 61% of the Company’s commercial mortgage loans were made to borrowers located in California, 8% to borrowers in the state of New York and 7% to borrowers in Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At September 30, 2016, payment terms on 42% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 66%. The remainder of the portfolio consisted of regularly amortizing loans.

Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 32% of the home equity loans and lines were supported by first liens on residential properties as of September 30, 2016 and December 31, 2015. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 5 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at September 30, 2016 and December 31, 2015.
As of September 30, 2016, our sovereign and non-sovereign debt exposure to European countries was not material.

Market Risk Management

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading and for trading. Other than trading interest rate risk arises from loans, securities, deposits, borrowings, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrow and loan transactions, and derivative instruments. Trading interest rate risk primarily arises from trading activities at MUAH's broker-dealer subsidiary, MUSA, and derivative contracts MUB enters into as a financial intermediary for customers.

Market Risk Governance
The MRM Policy, adopted by the Risk Committee of the Board of Directors, governs the Company’s management and oversight of market risk. The MRM Policy establishes the Company’s risk tolerance by outlining standards for measuring market risk, creates Board-level limits for specific market risks, and establishes MRMC responsibilities and oversight of market risk activities.
ARC, composed of selected senior officers of the Company, supports the MRM Policy setting process by striving to ensure that the Company has an effective process to identify, monitor, measure and manage market risk as required by the MRM Policy. ARC provides broad and strategic guidance for market risk management by defining the risk and return direction for the Company. MRMC approves the trading policies that govern the Company’s activities. ALCO is responsible for the approval of specific interest rate risk management programs, including those related to interest rate hedging, investment securities and wholesale funding of MUAH.
The Treasurer is primarily responsible for the implementation of interest rate risk management strategies approved by ALCO and for operational management of market risk, as defined above, through funding, investment and derivatives hedging activities. The MRM unit is responsible for monitoring market risk and functions independently of all operating and management units and subsidiaries.
The Company has separate and distinct methods for managing the market risk associated with our asset and liability management activities and our trading activities, as described below.

Interest Rate Risk Management
ALCO monitors interest rate risk from ALM activities on a monthly basis through a variety of modeling techniques that are used to quantify the sensitivity of net interest income to changes in interest rates. Our net interest income sensitivity analysis typically involves a simulation in which we estimate the net interest income impact of gradual parallel shifts in the yield curve of up 200 basis points and down 100 basis points over a 12-month horizon using a forecasted balance sheet.

Net Interest Income Sensitivity
The table below presents the estimated increase (decrease) in net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	September 30, 2016
Effect on net interest income:
Increase 200 basis points	$47.8
as a percentage of base case net interest income	1.61%
Decrease 100 basis points	$(54.7)
as a percentage of base case net interest income	(1.85)%

An increase in rates increases net interest income. During the nine months ended September 30, 2016, the Company's asset sensitive profile decreased due to changes in both the current balance sheet composition and forecasted balance sheet activity over the next twelve months, primarily changes attributable to the transferred IHC entities. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At September 30, 2016 and December 31, 2015, our ALM securities portfolio fair values were $22.7 billion and $22.9 billion, respectively.
Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.0 years at September 30, 2016. At September 30, 2016, approximately $1.1 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the third quarter of 2016, we purchased $6.2 billion and sold $4.1 billion of securities, as part of our investment portfolio strategy, while $2.8 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.1 years at September 30, 2016, compared with 3.4 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.1 years suggests an expected price decrease of approximately 3.1% for an immediate 1.0% parallel increase in interest rates.
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

ALM and Other Risk Management Derivatives
Since December 31, 2015, the notional amount of the ALM derivatives portfolio decreased by $0.1 billion as we added $4.5 billion and terminated $4.6 billion total receive fixed interest rate swap contracts to hedge floating rate commercial loans. The gross positive fair value of ALM derivatives increased during the nine months ended September 30, 2016 primarily as a result of changes in interest rate swap rates.
Other risk management derivatives are primarily used to manage interest rate related risks at MUSA. For additional discussion of derivative instruments and our hedging strategies, see Note 10 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q and Note 11 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2015 Form 10-K.

(Dollars in millions)	September 30, 2016	December 31, 2015	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$16,163	$16,291	$(128)
Total ALM derivatives	16,163	16,291	(128)
Other risk management derivatives	5,993	2,107	3,886
Total ALM and other risk management derivatives	$22,156	$18,398	$3,758

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$234	$75	$159
Gross negative fair value	6	16	(10)
Positive (negative) fair value of ALM derivatives, net	228	59	169
Other risk management derivatives:
Gross positive fair value	19	14	5
Gross negative fair value	8	2	6
Positive (negative) fair value of other risk management derivatives, net	11	12	(1)
Positive (negative) fair value of ALM and other risk management derivatives, net	$239	$71	$168

Trading Activities
Trading activities consist primarily of activities at MUAH's broker-dealer subsidiary, MUSA, and derivative contracts MUB enters into as a financial intermediary for customers. MUSA transacts as principal and agent for a variety of securities and exchange traded derivatives. By acting as a financial intermediary, MUB is able to provide our customers with access to a range of products from the securities, foreign exchange and derivatives markets. We generally take offsetting positions in these transactions to mitigate our exposure to market risk.
Consistent with our business strategy of focusing on the provision of capital markets services and products to customers utilizing customer relationships of the Company and its affiliates, we manage our trading risk exposures at levels adequate to support these activities. The Company monitors market risk from trading activities by utilizing a combination of position limits, VaR, and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Positions are controlled and reported both in notional and VaR terms. Our calculation of VaR estimates how high the loss in fair value might be, at a 99% confidence level, due to an adverse shift in market prices over a period of ten business days. VaR at the trading activity level is managed within the maximum limit of $38 million established by Board policy for total trading positions. The VaR model incorporates assumptions on key parameters, including holding period and historical volatility.

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the three-months ended September 30, 2016.

(Dollars in millions)	September 30, 2016
Average VaR	$8.1
High VaR	10.7
Low VaR	6.2

As of September 30, 2016, derivative notional amounts included in trading activities were comprised of $153.6 billion of interest rate derivative contracts, $5.9 billion of foreign exchange derivative contracts and $2.4 billion of commodity derivative contracts. Notional amounts at September 30, 2016 also included $0.9 billion, $0.8 billion and $2.7 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
The following table provides the fair value of our trading account portfolio as of September 30, 2016 and December 31, 2015, and the change in fair value between September 30, 2016 and December 31, 2015:

(Dollars in millions)	September 30, 2016	December 31, 2015	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$2,057	$1,429	$628
Corporate bonds	1,368	828	540
Mortgage-backed securities	4,095	—	4,095
Derivatives (including netting adjustment)	1,378	916	462
Other	507	561	(54)
Trading account assets	$9,405	$3,734	$5,671

Fair value of trading account liabilities:
U.S. Treasury securities	$2,146	$2,469	$(323)
Corporate bonds	437	412	25
Derivatives (including netting adjustment)	639	773	(134)
Other	106	58	48
Trading account liabilities	$3,328	$3,712	$(384)

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$153,568	$100,991	$52,577
Commodity contracts	3,160	3,775	(615)
Foreign exchange contracts(1)	6,818	5,043	1,775
Equity contracts	2,661	3,351	(690)
Other contracts	944	37	907
Total	$167,151	$113,197	$53,954
Fair value of positions held for trading purposes:
Gross positive fair value	$2,154	$1,750	$404
Gross negative fair value	1,978	1,632	346
Positive fair value of positions, net	$176	$118	$58

(1)	Excludes spot contracts with a notional amount of $0.4 billion and $0.5 billion at September 30, 2016 and December 31, 2015, respectively.

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
The management of liquidity risk is governed by MUAH ALM and Liquidity Risk Management Policies. The MUAH ALM Policy is under the oversight of ALCO, which oversees first line liquidity risk management activities conducted by Treasury, and the Audit & Finance Committee of the Board. Treasury formulates the funding, liquidity and contingency planning strategies for the Company, the Bank and MUSA, and is responsible for identifying, managing and reporting on liquidity risk. The Liquidity Risk Management Policies for the Company, the Bank and MUSA are under the oversight of the ARC and the Risk Committee of the Board. MRM conducts independent oversight and governance of liquidity risk management activities to establish sound policies and effective risk and independent monitoring controls. We are also subject to a Contingency Funding Plan framework that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the normal funding activities of the Company, the Bank or MUSA.
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Management does not rely on any one source of liquidity and manages availability in response to changing balance sheet needs. Various tools are used to measure and monitor liquidity, including forecasting of the sources and uses of cash flows over multiple time horizons and stress testing of the forecasts under various scenarios. Stress testing, which incorporates both institution-specific, and systemic market scenarios, as well as a combination scenario that adversely affects the Company's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Company maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources, adjusting asset growth and financing or selling assets.
We maintain a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities increased by $0.8 billion to $21.1 billion at September 30, 2016 from $20.3 billion at December 31, 2015. As of September 30, 2016, the Bank had $3.9 billion of short-term borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $26.7 billion.

Our primary funding sources are core customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Core deposits, which exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships, provide us with a sizable source of relatively stable and low-cost funds. At September 30, 2016, our core deposits totaled $77.4 billion and our total loan-to-total core deposit ratio was 102.4%. Total deposits were up $0.3 billion from $84.3 billion at December 31, 2015 to $84.6 billion at September 30, 2016.

The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at September 30, 2016. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. As of September 30, 2016, the parent company’s liquidity exceeded 20 months.

MUAH issues debt securities through a $3.6 billion shelf registration statement with the SEC. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the shelf registration statement. As of September 30, 2016, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

MUAH also borrows, on a long-term basis, from BTMU. At September 30, 2016, MUAH’s total debt outstanding to BTMU totaled $845 million. This compares to $300 million on December 31, 2015. MUAH maintains a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes. At September 30, 2016 and December 31, 2015, this line of credit was undrawn.

MUAH’s subsidiaries also may borrow on a long-term basis from BTMU and affiliates. In total as of September 30, 2016, the Company had total long-term debt issued to BTMU and affiliates of $6.1 billion including $1.2 billion of subordinated debt with a capital component.

The Company’s total wholesale funding included $10.8 billion of long term debt (excluding nonrecourse debt) and $5.9 billion of short-term debt at September 30, 2016. For additional information regarding our outstanding debt, refer to Note 7 and Note 8 of our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of September 30, 2016:

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A+	A+	A
	Short-term	—	A-1	A-1	A-1
Moody's	Long-term	Aa2	A2	—	A3
	Short-term	P-1	P-1	—	—
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

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
Business Segments

We have five reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, Investment Banking & Markets and MUFG Securities Americas Inc. For a more detailed description of these reportable segments, refer to Note 14 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.

Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Beginning with the second quarter of 2016, the Company revised its methodology for allocating certain indirect costs to the segments. Beginning with the third quarter of 2016, the Company revised its funds transfer pricing methodology related to certain deposits. Prior period results have been updated to reflect this change in methodology. The transferred IHC entities are not measured using a "market view" perspective. For a description of these methodologies, see Note 14 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
Regional Bank
The Regional Bank provides banking products and services to West Coast individuals and businesses generally with up to $500 million in annual revenue. Products and services are delivered primarily through a network of branches and ATMs, private banking offices, broker mortgage referrals, relationship managers, call centers and digital channels. Consumer products and services include deposit accounts, mortgages, home equity loans, consumer loans, and credit cards.
Commercial credit products include commercial loans and accounts receivable, inventory and trade financing primarily to corporate customers based on the U.S. West Coast, and real estate financing to professional real estate investors and developers nationwide. Corporate customers are also offered a range of non-credit products and services, which include global treasury management, capital market solutions, foreign exchange and interest rate risk management products. The Regional Bank also provides comprehensive wealth management, investment and retirement products and services through its Wealth Markets division.

The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$481	$479	$2	—%	$1,427	$1,421	$6	—%
Noninterest income	118	122	(4)	(3)	344	339	5	1
Total revenue	599	601	(2)	—	1,771	1,760	11	1
Noninterest expense	432	449	(17)	(4)	1,288	1,375	(87)	(6)
(Reversal of) provision for credit losses	23	(7)	30	429	17	5	12	240
Income before income taxes and including noncontrolling interests	144	159	(15)	(9)	466	380	86	23
Income tax expense	40	44	(4)	(9)	130	97	33	34
Net income attributable to MUAH	$104	$115	$(11)	(10)	$336	$283	$53	19
Average balances - Market View
Total loans held for investment	$58,953	$56,140	$2,813	5%	$58,095	$56,960	$1,135	2%
Total assets	62,935	60,951	1,984	3	62,552	61,597	955	2
Total deposits	52,533	50,987	1,546	3	52,163	50,496	1,667	3

Net interest income increased slightly in 2016 as the impact of higher average loan and deposit balances were largely offset by declining loan yields. Noninterest expense decreased during the third quarter of 2016 due to a decrease in allocated costs. During the nine months ended September 30, 2016 noninterest expense decreased due to a reduction in allocated costs, the impact of expense reduction measures, and a contract termination fee during the second quarter of 2015. The provision for credit losses in 2016 was primarily due to an increase in historical loss factors, reflecting the impact of losses recorded in the commercial loan portfolio, largely in the oil and gas portfolio, and the inclusion of the retail credit card portfolio that MUAH purchased in the third quarter of 2016.

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
The following table sets forth the results for the U.S. Wholesale Banking segment:

U.S. Wholesale Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$101	$103	$(2)	(2)%	$320	$308	$12	4%
Noninterest income	122	32	90	281	188	105	83	79
Total revenue	223	135	88	65	508	413	95	23
Noninterest expense	53	62	(9)	(15)	150	164	(14)	(9)
Provision for credit losses	1	21	(20)	(95)	103	36	67	186
Income before income taxes and including noncontrolling interests	169	52	117	225	255	213	42	20
Income tax expense (benefit)	66	20	46	230	100	83	17	20
Net income attributable to MUAH	$103	$32	$71	222	$155	$130	$25	19
Average balances - Market View
Total loans held for investment	$12,795	$12,511	$284	2%	$13,536	$12,437	$1,099	9%
Total assets	14,401	13,701	700	5	14,865	13,627	1,238	9
Total deposits	8,809	8,462	347	4	8,724	8,705	19	—

Net interest income increased during the nine months ended September 30, 2016 as a result of higher average loan balances, partially offset by declining yields. Noninterest income was higher due largely to an increase in income from capital markets transactions, including syndication fees. Noninterest expense decreased due to lower salaries and employee benefits expense. The provision for credit losses in the nine months ended September 30, 2016 is due to increased reserves for the oil and gas portfolio during the first half of the year, which has stabilized as reflected in a much lower provision for credit losses in the three months ended September 30, 2016.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$125	$109	$16	15%	$350	$326	$24	7%
Noninterest income	39	42	(3)	(7)	130	127	3	2
Total revenue	164	151	13	9	480	453	27	6
Noninterest expense	113	113	—	—	342	327	15	5
Provision for credit losses	1	—	1	100	—	1	(1)	(100)
Income before income taxes and including noncontrolling interests	50	38	12	32	138	125	13	10
Income tax expense	20	15	5	33	54	49	5	10
Net income attributable to MUAH	$30	$23	$7	30	$84	$76	$8	11
Average balances - Market View
Total loans held for investment	$50	$65	$(15)	(23)%	$54	$52	$2	4%
Total assets	1,892	1,794	98	5	1,882	1,768	114	6
Total deposits	37,709	35,259	2,450	7	36,030	35,915	115	—

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. Net interest income increased due to higher deposit balances and an increase in the funds transfer pricing credit rate. Noninterest income increased due to an increase in trust and investment management fees. The increase in noninterest expense during the nine months ended September 30, 2016 included the impact of customer product development activities and fixed asset impairments.

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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$49	$59	$(10)	(17)%	$170	$182	$(12)	(7)%
Noninterest income	105	68	37	54	243	223	20	9
Total revenue	154	127	27	21	413	405	8	2
Noninterest expense	52	61	(9)	(15)	169	181	(12)	(7)
(Reversal of) provision for credit losses	23	(2)	25	nm	53	(21)	74	352
Income before income taxes and including noncontrolling interests	79	68	11	16	191	245	(54)	(22)
Income tax expense	22	13	9	69	16	40	(24)	(60)
Net income (loss) including noncontrolling interest	57	55	2	4	175	205	(30)	(15)
Deduct: Net (income) loss from noncontrolling interests	—	—	—	nm	(1)	—	(1)	(100)
Net income attributable to MUAH	$57	$55	$2	4	$174	$205	$(31)	(15)
Average balances - Market View
Total loans held for investment	$10,085	$10,298	$(213)	(2)%	$10,293	$10,218	$75	1%
Total assets	14,391	13,877	514	4	14,464	13,795	669	5
Total deposits	657	758	(101)	(13)	726	768	(42)	(5)

nm = not meaningful

The decrease in net interest income was due to lower yields in 2016. Noninterest income increased in the third quarter of 2016 due to increases in trading account activities, syndication fees, gains on sales of investments and an increase in income from renewable energy investments. The provision for credit losses for the three and nine months ended September 30, 2016 was due to the deterioration in credit quality of certain customers affected by low energy prices.

MUFG Securities Americas Inc.
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrow and loan transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment:

MUSA
	For the Three Months Ended September 30,		Increase (Decrease)			For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent		2016	2015	Amount	Percent
Results of operations
Net interest income	$46	$17	$29	171%		$106	$52	$54	104%
Noninterest income	96	53	43	81		255	238	17	7
Total revenue	142	70	72	103		361	290	71	24
Noninterest expense	99	71	28	39		278	245	33	13
Income before income taxes and including noncontrolling interests	43	(1)	44	nm		83	45	38	84
Income tax expense	17	—	17	100		33	18	15	83
Net income attributable to MUAH	$26	$(1)	$27	nm		$50	$27	$23	85
Average balances
Total loans held for investment	$—	$—	$—	nm	%	$—	$—	$—	nm	%
Total assets	28,696	34,241	(5,545)	(16)		31,715	35,672	(3,957)	(11)
Total deposits	—	—	—	nm		—	—	—	nm

Net interest income increased due to higher yields on securities borrowed and purchased under resale agreements, due in part to money market fund reforms, and higher balances and yields on trading account assets. Noninterest income increased in the third quarter of 2016 due to an increase in investment banking fees and in the nine months ended September 30, 2016 due to an increase in fees from affiliates. Noninterest expense increased due to increases in salaries and employee benefits expense and affiliate revenue sharing expense.

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
The following table sets forth the results for Other:

Other
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2016	2015	Amount	Percent	2016	2015	Amount	Percent
Results of operations - Market View
Net interest income	$(29)	$(44)	$15	34%	$(122)	$(127)	$5	4%
Noninterest income	90	133	(43)	(32)	449	336	113	34
Total revenue	61	89	(28)	(31)	327	209	118	56
Noninterest expense	203	170	33	19	599	492	107	22
Provision for credit losses	25	6	19	317	23	14	9	64
Income before income taxes and including noncontrolling interests	(167)	(87)	(80)	(92)	(295)	(297)	2	1
Income tax (benefit)	(68)	(30)	(38)	(127)	(89)	(104)	15	14
Net income (loss) including noncontrolling interests	(99)	(57)	(42)	(74)	(206)	(193)	(13)	(7)
Deduct: net loss from noncontrolling interests	39	21	18	86	63	32	31	97
Net income attributable to MUAH	$(60)	$(36)	$(24)	(67)	$(143)	$(161)	$18	11
Average balances - Market View
Total loans held for investment	$(1,414)	$(1,175)	$(239)	(20)%	$(1,281)	$(1,250)	$(31)	(2)%
Total assets	26,741	25,951	790	3	25,518	25,276	242	1
Total deposits	(15,514)	(12,985)	(2,529)	(19)	(13,714)	(12,985)	(729)	(6)

Critical Accounting Estimates
MUAH’s consolidated financial statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the assumptions used in measuring our transfer pricing revenue, pension obligations, goodwill impairment, and assumptions regarding our effective tax rates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2015 Form 10-K. There have been no material changes to these critical accounting estimates during the third quarter of 2016.
Non-GAAP Financial Measures
The following tables present a reconciliation between certain Generally Accepted Accounting Principles (GAAP) amounts and specific non-GAAP measures as used to compute selected non-GAAP financial ratios.
The following table shows the calculation of return on average MUAH tangible common equity for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to MUAH	$260	$188	$656	$560
Add: intangible asset amortization, net of tax	4	6	12	20
Net income attributable to MUAH, excluding intangible asset amortization (a)	$264	$194	$668	$580
Average MUAH stockholders' equity	$17,311	$16,139	$16,942	$15,935
Less: Goodwill	3,225	3,225	3,225	3,225
Less: Intangible assets, except mortgage servicing rights	193	208	186	218
Less: Deferred tax liabilities related to goodwill and intangible assets	(50)	(40)	(47)	(55)
Tangible common equity (b)	$13,943	$12,746	$13,578	$12,547
Return on average MUAH tangible common equity (1) (a)/(b)	7.60%	6.10%	6.54%	6.14%

(1)     Annualized.

The following table shows performance ratios excluding MUSA for the three and nine months ended September 30, 2016 and 2015. Management believes these ratios provide useful supplemental information on the results of MUAH's banking business.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Performance ratios excluding MUSA:
Net income attributable to MUAH	$260	$188	$656	$560
Less: Net income (loss) attributable to MUSA	26	(1)	50	27
MUAH net income, excluding MUSA (c)	$234	$189	$606	$533
Average total assets	$149,056	$150,516	$150,996	$151,734
Less: Average total assets attributable to MUSA	28,696	34,241	31,715	35,672
Average total assets excluding MUSA (d)	$120,360	$116,275	$119,281	$116,062
Return on average assets, excluding MUSA (1) (c)/(d)	0.78%	0.65%	0.67%	0.61%

Average MUAH stockholders' equity	$17,311	$16,139	$16,942	$15,935
Less: Average MUSA stockholder's equity	671	426	661	416
Average MUAH stockholders' equity, excluding MUSA (e)	$16,640	$15,713	$16,281	$15,519
Return on average MUAH stockholders' equity, excluding MUSA (1) (c)/(e)	5.65%	4.83%	4.94%	4.57%

Net income attributable to MUAH, excluding intangible asset amortization	$264	$194	$668	$580
Less: Net income (loss) attributable to MUSA	26	(1)	50	27
Net income attributable to MUAH excluding MUSA and intangible asset amortization (f)	$238	$195	$618	$553
Average MUAH tangible common equity	$13,943	$12,746	$13,578	$12,547
Less: Average MUSA stockholder's equity	671	426	661	416
Average tangible common equity, excluding MUSA (g)	$13,272	$12,320	$12,917	$12,131
Return on average MUAH tangible common equity(1)(f)/(g)	7.22%	6.36%	6.36%	6.06%

(1)     Annualized.
The following table shows the calculation of the net interest margin excluding MUSA for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net interest income (taxable equivalent basis)	$781	$730	$2,273	$2,180
Less: Net interest income (taxable-equivalent basis) attributable to MUSA	46	17	106	52
Net interest income (taxable-equivalent basis) excluding MUSA (a)	$735	$713	$2,167	$2,128
Total average earning assets	$136,051	$138,504	$138,459	$139,671
Less: Total average earning assets attributable to MUSA	28,115	33,926	31,333	35,583
Total average earning assets excluding MUSA (b)	$107,936	$104,578	$107,126	$104,088
Net interest margin excluding MUSA (a)/(b)(1)	2.72%	2.72%	2.70%	2.72%

(1)	Annualized.

The adjusted efficiency ratio and the adjusted efficiency ratio excluding MUSA are non-GAAP financial measures used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following tables show the calculation of this ratio for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Noninterest Expense	$952	$926	$2,826	$2,784
Less: Staff costs associated with fees from affiliates - support services	139	128	415	363
Less: Foreclosed asset expense and other credit costs	1	3	—	4
Less: Productivity initiative costs	18	3	34	33
Less: LIHC investment amortization expense	2	5	5	9
Less: Expenses of the LIHC consolidated VIEs	40	14	63	32
Less: Merger and business integration costs	3	8	13	23
Less: Net adjustments related to privatization transaction	4	8	14	23
Less: Intangible asset amortization	3	2	8	10
Less: Contract termination fee	(2)	—	(2)	23
Noninterest expense, as adjusted (a)	$744	$755	$2,276	$2,264
Total Revenue	$1,343	$1,173	$3,860	$3,530
Add: Net interest income taxable-equivalent adjustment	8	7	22	18
Less: Fees from affiliates - support services	150	138	446	393
Less: Accretion related to privatization-related fair value adjustments	2	3	10	6
Less: Other credit costs	4	(8)	(18)	(4)
Less: Impairment on private equity investments	3	—	(9)	(5)
Total revenue, as adjusted (b)	$1,192	$1,047	$3,453	$3,158
Adjusted efficiency ratio (a)/(b)	62.46%	72.17%	65.90%	71.70%

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Noninterest Expense, as adjusted	$744	$755	$2,276	$2,264
Less: Noninterest expense attributable to MUSA	99	71	278	245
Noninterest expense, as adjusted excluding MUSA (c)	$645	$684	$1,998	$2,019
Total Revenue, as adjusted	$1,192	$1,047	$3,453	$3,158
Less: Total revenue attributable to MUSA	142	69	361	290
Total revenue, as adjusted excluding MUSA (d)	$1,050	$978	$3,092	$2,868
Adjusted efficiency ratio excluding MUSA (c)/(d)	61.44%	70.00%	64.61%	70.40%

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
During the quarter ended September 30, 2016, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended September 30, 2016, the aggregate interest and fee income relating to these transactions was less than ¥25 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, BTMU receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2016, the average aggregate balance of deposits held in these accounts represented less than 0.09 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥2 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of September 30, 2016. For the quarter ended September 30, 2016, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
We understand that BTMU will continue to participate in these types of transactions. Following the international relaxation of sanctions against Iran in January 2016, we understand that BTMU has begun to participate in a broader range of banking transactions involving Iran, subject to compliance with applicable U.S. and Japanese regulations and remaining Japanese and international sanctions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
A discussion of our market risk exposure is incorporated by reference to Part I, Item 2. of this Form 10-Q under the caption “Risk Management - Market Risk Management” and to Part II, Item 1A. of this Form 10-Q under the caption “Risk Factors.”

Item 4.   Controls and Procedures
Disclosure Controls and Procedures. Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2016. This conclusion is based on an evaluation conducted under the supervision, and with the participation, of management. Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in this filing is recorded, processed, summarized and reported in a timely manner and in accordance with the SEC’s rules and regulations and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting. During the third quarter of 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Interest Income
Loans	$711	$696	$2,136	$2,092
Securities	122	116	346	339
Securities borrowed or purchased under resale agreements	47	28	141	78
Trading assets	50	15	110	40
Other	6	5	16	10
Total interest income	936	860	2,749	2,559
Interest Expense
Deposits	49	48	147	150
Commercial paper and other short-term borrowings	7	4	17	11
Long-term debt	57	63	193	180
Securities loaned or sold under repurchase agreements	36	12	99	34
Trading liabilities	14	10	42	22
Total interest expense	163	137	498	397
Net Interest Income	773	723	2,251	2,162
Provision for credit losses	73	18	196	35
Net interest income after provision for credit losses	700	705	2,055	2,127
Noninterest Income
Service charges on deposit accounts	48	49	143	147
Trust and investment management fees	29	27	91	82
Trading account activities	25	7	93	38
Securities gains, net	23	6	55	14
Credit facility fees	27	27	82	88
Brokerage commissions and fees	15	17	59	63
Card processing fees, net	10	8	28	25
Investment banking and syndication fees	113	66	253	257
Fees from affiliates	222	189	692	553
Other, net	58	54	113	101
Total noninterest income	570	450	1,609	1,368
Noninterest Expense
Salaries and employee benefits	592	596	1,759	1,810
Net occupancy and equipment	82	83	242	247
Professional and outside services	84	82	270	231
Software	39	29	113	86
Regulatory assessments	22	13	50	40
Intangible asset amortization	7	10	20	32
Other	126	113	372	338
Total noninterest expense	952	926	2,826	2,784
Income before income taxes and including noncontrolling interests	318	229	838	711
Income tax expense	97	62	244	183
Net Income Including Noncontrolling Interests	221	167	594	528
Deduct: Net loss from noncontrolling interests	39	21	62	32
Net Income Attributable to MUAH	$260	$188	$656	$560

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net Income Attributable to MUAH	$260	$188	$656	$560
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(59)	79	131	99
Net change in unrealized gains (losses) on investment securities	4	47	150	66
Foreign currency translation adjustment	(1)	(6)	4	(11)
Pension and other postretirement benefit adjustments	16	24	35	48
Other	(1)	—	(1)	—
Total other comprehensive income (loss)	(41)	144	319	202
Comprehensive Income (Loss) Attributable to MUAH	219	332	975	762
Comprehensive loss from noncontrolling interests	(39)	(21)	(62)	(32)
Total Comprehensive Income (Loss)	$180	$311	$913	$730
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2016	December 31, 2015
Assets
Cash and due from banks	$1,837	$2,058
Interest bearing deposits in banks	3,537	2,749
Total cash and cash equivalents	5,374	4,807
Securities borrowed or purchased under resale agreements	21,906	31,072
Trading account assets (includes $913 at September 30, 2016 and $426 at December 31, 2015 pledged as collateral that may be repledged)	9,405	3,734
Securities available for sale (includes $252 at September 30, 2016 and $205 at December 31, 2015 pledged as collateral that may be repledged)	13,728	14,359
Securities held to maturity (Fair value $10,649 at September 30, 2016 and $10,207 at December 31, 2015)	10,388	10,158
Loans held for investment	79,249	79,257
Allowance for loan losses	(691)	(723)
Loans held for investment, net	78,558	78,534
Premises and equipment, net	591	644
Goodwill	3,225	3,225
Other assets	7,924	6,537
Total assets	$151,099	$153,070
Liabilities
Deposits:
Noninterest bearing	$34,186	$32,463
Interest bearing	50,457	51,837
Total deposits	84,643	84,300
Securities loaned or sold under repurchase agreements	25,582	29,141
Commercial paper and other short-term borrowings	5,865	3,425
Long-term debt	11,427	13,648
Trading account liabilities	3,328	3,712
Other liabilities	2,742	2,251
Total liabilities	133,587	136,477
Commitments, contingencies and guarantees—See Note 13
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 144,322,280 shares issued and outstanding as of September 30, 2016 and December 31, 2015	144	144
Additional paid-in capital	7,871	7,868
Retained earnings	9,769	9,116
Accumulated other comprehensive loss	(431)	(750)
Total MUAH stockholders' equity	17,353	16,378
Noncontrolling interests	159	215
Total equity	17,512	16,593
Total liabilities and equity	$151,099	$153,070
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2014	$144	$7,660	$8,473	$(729)	$264	$15,812
Net income (loss)	—	—	560	—	(32)	528
Other comprehensive income (loss), net of tax	—	—	—	202	—	202
Compensation—restricted stock units	—	(8)	(1)	—	—	(9)
Capital contribution	—	200	—	—	—	200
Other	—	(3)	1	—	(1)	(3)
Net change	—	189	560	202	(33)	918
Balance September 30, 2015	$144	$7,849	$9,033	$(527)	$231	$16,730

Balance December 31, 2015	$144	$7,868	$9,116	$(750)	$215	$16,593
Net income (loss)	—	—	656	—	(62)	594
Other comprehensive income (loss), net of tax	—	—	—	319	—	319
Compensation—restricted stock units	—	1	(1)	—	—	—
Other	—	2	(2)	—	6	6
Net change	—	3	653	319	(56)	919
Balance September 30, 2016	$144	$7,871	$9,769	$(431)	$159	$17,512
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$594	$528
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	196	35
Depreciation, amortization and accretion, net	255	319
Stock-based compensation—restricted stock units	50	33
Deferred income taxes	158	109
Net gains on sales of securities	(55)	(14)
Net decrease (increase) in securities borrowed or purchased under resale agreements	9,166	(557)
Net decrease (increase) in securities loaned or sold under repurchase agreements	(3,559)	(1,622)
Net decrease (increase) in trading account assets	(5,671)	(667)
Net decrease (increase) in other assets	(215)	148
Net increase (decrease) in trading account liabilities	(384)	2,504
Net increase (decrease) in other liabilities	(55)	(170)
Loans originated for sale	(1,031)	(914)
Net proceeds from sale of loans originated for sale	1,062	910
Pension and other benefits adjustment	(145)	(122)
Other, net	17	3
Total adjustments	(211)	(5)
Net cash provided by (used in) operating activities	383	523
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,023	1,528
Proceeds from paydowns and maturities of securities available for sale	1,272	1,497
Purchases of securities available for sale	(4,161)	(3,498)
Proceeds from paydowns and maturities of securities held to maturity	1,616	1,432
Purchases of securities held to maturity	(1,914)	(3,492)
Proceeds from sales of loans	734	860
Net decrease (increase) in loans	(1,484)	(786)
Purchases of other investments	(284)	(328)
Other, net	(109)	(45)
Net cash provided by (used in) investing activities	(307)	(2,832)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	312	(3,348)
Net increase (decrease) in commercial paper and other short-term borrowings	2,440	(50)
Capital contribution from MUFG	—	200
Proceeds from issuance of senior debt due to BTMU	795	—
Proceeds from issuance of long-term debt	—	5,321
Repayment of long-term debt	(3,026)	(972)
Other, net	(36)	(56)
Change in noncontrolling interests	6	(1)
Net cash provided by (used in) financing activities	491	1,094
Net change in cash and cash equivalents	567	(1,215)
Cash and cash equivalents at beginning of period	4,807	6,036
Cash and cash equivalents at end of period	$5,374	$4,821
Cash Paid During the Period For:
Interest	$471	$391
Income taxes, net	175	127
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	1,313	867
Transfer of loans held for investment to OREO	5	12

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company and a bank holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA), Inc.). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2016 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (2015 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Significant estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the evaluation of other-than-temporary impairment on investment securities (Note 4), the allowance for credit losses (Note 5), goodwill impairment, fair value of financial instruments (Note 9), hedge accounting (Note 10), pension accounting (Note 12), income taxes, and transfer pricing.
The financial information included for all periods presented reflects the designation of MUFG Americas Holdings Corporation (MUAH) as the U.S. Intermediate Holding Company (IHC) of its ultimate parent, Mitsubishi UFJ Financial Group, Inc. (MUFG) on July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards. The IHC formation resulted in the transfer of interests in substantially all of MUFG’s U.S. subsidiaries to MUAH. The subsidiaries include MUSA, a registered broker-dealer, and various other non-bank subsidiaries. The assets received and liabilities assumed were transferred at their carrying amount, and all prior periods have been revised to include the results of the transferred IHC entities.
Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest bearing deposits in banks and federal funds sold.
Securities Borrowed or Purchased under Agreements to Resell and Securities Loaned or Sold under Agreements to Repurchase

Securities borrowed and securities loaned transactions do not qualify for sale accounting and therefore are not recognized on the transferee's balance sheet. Securities borrowed and securities loaned represent the amount of cash collateral advanced or received, respectively. The Company monitors the market value of the borrowed and loaned securities on a daily basis, with additional collateral obtained or refunded as necessary. Accrued interest associated with securities borrowed and securities loaned is included in other assets and other liabilities, respectively. Interest associated with securities borrowed and securities loaned is recorded as interest income and interest expense, respectively.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”) do not qualify for sale accounting and therefore are not recognized on the transferee's balance sheet. Transactions involving reverse repurchase agreements and repurchase agreements are accounted for as collateralized financings. These agreements are recorded at the amounts at which the securities were acquired or sold and are carried at amortized cost. The Company generally obtains possession of collateral with a market value equal to or in excess of the principal amount

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

financed under reverse repurchase agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. Accrued interest associated with reverse repurchase agreements and repurchase agreements is included in other assets and other liabilities, respectively. Interest associated with reverse repurchase agreements and repurchase agreements is recorded as interest income and interest expense, respectively. The Company generally enters into reverse repurchase and repurchase agreements under legally enforceable master repurchase agreements that give the Company, in the event of counterparty default, the right to liquidate securities held and offset receivables and payables with the same counterparty. The Company offsets reverse repurchase and repurchase agreements with the same counterparty where they have a legally enforceable master netting agreement and the transactions have the same maturity date.

Investment Banking and Syndication Fees

Investment banking and syndication fees include fees earned from investment banking, loan syndication and similar capital markets transactions. Previously investment banking, syndication and risk participation fee income were included in merchant banking fees. Risk participation fee income is now included in other, net within noninterest income. All periods have been revised to reflect these classifications within noninterest income.
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the ASU requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015 the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning on January 1, 2018, with early adoption permitted in 2017. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the accounting, presentation, and disclosure requirements for certain financial instruments. The ASU requires that all equity investments be recorded at fair value through net income (other than those accounted for under equity method or result in consolidation of the investee); however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability under the fair value option. The ASU also clarifies that an entity must evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. In addition, the ASU amends the presentation and disclosure requirements for financial instruments and now requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. The ASU is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted for the amendments to the accounting for financial liabilities under the fair value option. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases (where lease terms are greater than twelve months).  The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships

In March 2016, the FASB issued ASU 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship. However, entities will still need to evaluate whether all other hedge accounting criteria continue to be met. The ASU is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted. Entities have the option to adopt the new guidance on a prospective basis to new derivative contract novations or on a modified retrospective basis. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Contingent Put and Call Options in Debt Instruments

In March 2016, the FASB issued ASU 2016-06, Contingent Put and Call Options in Debt Instruments, which clarifies the requirements for assessing whether contingent put or call options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. Current guidance indicates that a contingently exercisable put or call option is clearly and closely related to the debt host if it is indexed only to interest rates or credit risk, but was unclear whether the nature of the exercise contingency itself should be considered in this evaluation. The ASU clarifies that an entity would not separately assess whether the contingency itself is indexed only to interest rates or the credit risk of the entity to conclude the option is clearly and closely related. This guidance is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted. The ASU is required to be applied on a modified retrospective basis to all existing and future debt instruments and an entity will be able to elect the fair value option at transition for the entire debt instrument. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Simplifying the Transition to the Equity Method of Accounting

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when an investor obtains significant influence over an existing investee.   The ASU requires that (1) the equity method be applied prospectively from the date significant influence is obtained, and (2) investors add the cost of acquiring the additional interest in the investee to the current basis of their previously held interest. The ASU also provides specific guidance for available-for-sale securities that become eligible for the equity method whereby any unrealized gain or loss recorded within accumulated other comprehensive income must be recognized in earnings on the date the investment initially qualifies for the equity method. The ASU is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted.  Adoption of this guidance will not significantly impact the Company’s financial position and results of operations.

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU amends ASU 2014-09, Revenue from Contracts with Customers, with respect to assessing whether an entity is a principal (and thus presents revenue gross) or an agent (and thus

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

presents revenue net). The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarify: (1) that an entity must first identify the specified good or service being provided to the customer; (2) that the unit of account for the principal versus agent assessment is each specified good or service promised in a contract; (3) indicators and examples to help an entity evaluate whether it is the principal; and (4) how to assess whether an entity controls services performed by another party. The ASU is effective upon the adoption of ASU 2014-09, which is effective for periods beginning January 1, 2018, with early adoption permitted in 2017. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

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

Classification of Certain Cash Receipts and Cash

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows.  The ASU is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted.  Management is currently assessing the impact of this guidance.

Income Tax Consequences of Intra-Entity Asset Transfers

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to improve the accounting for the income tax consequences of intra-entity assets other than inventory.  The ASU will require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  The ASU is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted.  Management does not expect adoption of this guidance to significantly impact the Company's financial position and results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Interests Held through Related Parties That Are under Common Control

In October 2016, the FASB issued ASU 2016-17, Interests Held through Related Parties That Are under Common Control, which eliminates the requirement that a single decision maker of a variable interest entity treat a common control party’s interests in that entity as if the decision maker holds those interests directly (in their entirety) in determining whether the decision maker is the primary beneficiary and should consolidate the entity.  The ASU now requires that the indirect interest held by a related party be considered by the decision maker on a proportionate basis.  The decision maker will be subject to a tie-breaker test with the related party (to determine which one of the parties should nonetheless consolidate the entity) in the event (1) its proportionate indirect interests in the entity does not provide it with potentially significant economics, and (2) any portion of the indirect interests are held by a common control party.  The ASU is effective for interim and annual periods beginning on January 1, 2017, with early adoption permitted.  Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Note 2—Correction of Prior Period Amounts

During the first quarter of 2016, the Company corrected a prior period error related to the recognition of income associated with two LIHC investment fund structures. This error affected historical periods beginning in 2010 through December 31, 2015. The Company recognized certain noninterest income amounts related to transactions with the two LIHC investment fund structures. These amounts should not have been recorded in earnings until the investments were liquidated or deconsolidated. This error was not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated balance sheets as of December 31, 2015 and December 31, 2014 and the consolidated statements of changes in stockholder's equity for the nine months ended September 30, 2016 and 2015 have been adjusted to reflect the correction of this error.

The following tables show the affected line items within the consolidated financial statements:

	December 31, 2015
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Other assets	$6,527	$10	$6,537
Other liabilities	2,257	(6)	2,251
Retained earnings	9,134	(18)	9,116
Noncontrolling interests	181	34	215

	December 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Other assets	$6,030	$10	$6,040
Other liabilities	2,325	(6)	2,319
Retained earnings	8,491	(18)	8,473
Noncontrolling interests	230	34	264

Note 3—Securities Financing Arrangements
The Company enters into derivative transactions, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions. The Company executes these transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. In certain cases the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of

Note 3—Securities Financing Arrangements (Continued)

such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty.

The Company primarily enters into derivative contracts, repurchase agreements and securities lending agreements with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements, Master Repurchase Agreements, and Master Securities Lending Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

The following tables present the offsetting of financial assets and liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,408	$1,004	$1,404	$72	$2	$1,330
Securities borrowed or purchased under resale agreements	29,670	7,764	21,906	21,809	—	97
Total	$32,078	$8,768	$23,310	$21,881	$2	$1,427
Financial Liabilities:
Derivative liabilities	$1,991	$1,340	$651	$211	$—	$440
Securities loaned or sold under repurchase agreements	33,346	7,764	25,582	24,890	—	692
Total	$35,337	$9,104	$26,233	$25,101	$—	$1,132

	December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,839	$909	$930	$67	$—	$863
Securities borrowed or purchased under resale agreements	36,521	5,449	31,072	30,946	—	126
Total	$38,360	$6,358	$32,002	$31,013	$—	$989
Financial Liabilities:
Derivative liabilities	$1,649	$872	$777	$179	$—	$598
Securities loaned or sold under repurchase agreements	34,590	5,449	29,141	28,360	—	781
Total	$36,239	$6,321	$29,918	$28,539	$—	$1,379

Note 3—Securities Financing Arrangements (Continued)

The following tables present the gross obligations for securities sold under agreements to repurchase, and securities loaned by remaining contractual maturity and class of collateral pledged as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$10,066	$1,506	$1,252	$317	$13,141
U.S. agency securities	56	49	—	—	105
Other sovereign government obligations	25	—	—	—	25
Money market securities	64	—	—	—	64
Asset-backed securities	134	15	—	—	149
Mortgage-backed securities	6,929	4,475	4,269	300	15,973
Corporate bonds	1,177	624	376	—	2,177
Municipal securities	475	38	100	—	613
Equities	249	200	—	—	449
Total	$19,175	$6,907	$5,997	$617	$32,696
Securities loaned:
Corporate bonds	$18	$—	$—	$—	$18
Equities	559	—	73	—	632
Total	$577	$—	$73	$—	$650

	December 31, 2015
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury	$8,415	$2,449	$2,048	$—	$12,912
U.S. agency securities	302	1	—	—	303
Other sovereign government obligations	6	—	—	—	6
Asset-backed securities	113	13	7	—	133
Mortgage-backed securities	6,915	6,800	2,286	400	16,401
Corporate bonds	527	467	408	—	1,402
Municipal securities	25	153	100	—	278
Equities	150	774	178	—	1,102
Total	$16,453	$10,657	$5,027	$400	$32,537
Securities loaned:
U.S. Treasury	$2	$—	$—	$—	$2
Mortgage-backed securities	—	—	1,026	—	1,026
Equities	549	277	199	—	1,025
Total	$551	$277	$1,225	$—	$2,053

The Company enters into reverse repurchase agreements, repurchase agreements and securities borrow and loan transactions. Under these agreements and transactions, the Company either receives or provides collateral. The Company receives collateral in the form of securities in connection with reverse repurchase agreements and securities borrowed transactions. In many cases, the Company is permitted to sell or repledge

Note 3—Securities Financing Arrangements (Continued)

these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. At September 30, 2016, the fair value of securities received as collateral, prior to netting, was $29.1 billion and the fair value of the portion that had been sold or repledged was $28.5 billion. At December 31, 2015, the fair value of securities received as collateral, prior to netting, was $37.0 billion and the fair value of the portion that had been sold or repledged was $35.6 billion.

Note 4—Securities

Securities Available for Sale

At September 30, 2016 and December 31, 2015, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	September 30, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$1,638	$5	$1	$1,642
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,284	42	5	6,321
Privately issued	297	3	1	299
Privately issued - commercial mortgage-backed securities	1,020	38	—	1,058
Collateralized loan obligations	2,713	4	8	2,709
Other	7	—	—	7
Asset Liability Management securities	11,959	92	15	12,036
Other debt securities:
Direct bank purchase bonds	1,543	48	23	1,568
Other	114	2	—	116
Equity securities	6	2	—	8
Total securities available for sale	$13,622	$144	$38	$13,728

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$596	$1	$3	$594
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,298	1	98	7,201
Privately issued	150	2	1	151
Privately issued - commercial mortgage-backed securities	1,566	5	25	1,546
Collateralized loan obligations	3,266	1	34	3,233
Other	7	—	—	7
Asset Liability Management securities	12,883	10	161	12,732
Other debt securities:
Direct bank purchase bonds	1,549	45	22	1,572
Other	47	—	—	47
Equity securities	6	2	—	8
Total securities available for sale	$14,485	$57	$183	$14,359

Note 4—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2016 and December 31, 2015 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$396	$1	$—	$—	$396	$1
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	574	1	737	4	1,311	5
Privately issued	44	—	31	1	75	1
Privately issued - commercial mortgage-backed securities	—	—	28	—	28	—
Collateralized loan obligations	175	—	1,300	8	1,475	8
Other	—	—	1	—	1	—
Asset Liability Management securities	1,189	2	2,097	13	3,286	15
Other debt securities:
Direct bank purchase bonds	398	9	507	14	905	23
Other	1	—	—	—	1	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$1,588	$11	$2,609	$27	$4,197	$38

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$295	$3	$—	$—	$295	$3
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	4,692	57	2,278	41	6,970	98
Privately issued	39	—	38	1	77	1
Privately issued - commercial mortgage-backed securities	1,154	24	65	1	1,219	25
Collateralized loan obligations	1,497	11	1,290	23	2,787	34
Asset Liability Management securities	7,677	95	3,671	66	11,348	161
Other debt securities:
Direct bank purchase bonds	157	4	686	18	843	22
Other	2	—	—	—	2	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$7,836	$99	$4,362	$84	$12,198	$183

At September 30, 2016, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At September 30, 2016, the Company expects to recover the entire amortized cost

Note 4—Securities (Continued)

basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2016, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2016
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$—	$1,642	$—	$1,642
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	12	347	5,962	6,321
Privately issued	—	2	—	297	299
Privately issued - commercial mortgage-backed securities	—	—	11	1,047	1,058
Collateralized loan obligations	—	7	1,587	1,115	2,709
Other	1	1	5	—	7
Asset Liability Management securities	1	22	3,592	8,421	12,036
Other debt securities:
Direct bank purchase bonds	5	353	779	431	1,568
Other	—	83	1	32	116
Total debt securities available for sale	$6	$458	$4,372	$8,884	$13,720

Note 4—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the three and nine months ended September 30, 2016 and 2015 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Gross realized gains	$23	$6	$55	$17
Gross realized losses	—	—	—	1

Securities Held to Maturity
At September 30, 2016 and December 31, 2015, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	September 30, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$491	$—	$—	$491	$11	$—	$502
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,318	3	44	8,277	167	3	8,441
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,685	—	65	1,620	87	1	1,706
Total securities held to maturity	$10,494	$3	$109	$10,388	$265	$4	$10,649

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$489	$—	$—	$489	$4	$—	$493
U.S. government-sponsored agencies	220	—	—	220	—	4	216
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,831	4	53	7,782	49	41	7,790
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,740	—	73	1,667	46	5	1,708
Total securities held to maturity	$10,280	$4	$126	$10,158	$99	$50	$10,207

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

Note 4—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2016 and December 31, 2015 are shown below, separately for periods less than 12 months and 12 months or more.

	September 30, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$737	$—	$3	$1,481	$44	$—	$2,218	$44	$3
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	184	—	—	1,454	65	1	1,638	65	1
Total securities held to maturity	$921	$—	$3	$2,935	$109	$1	$3,856	$109	$4

	December 31, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government-sponsored agencies	$196	$—	$4	$—	$—	$—	$196	$—	$4
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	3,297	—	39	1,705	53	2	5,002	53	41
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	197	—	1	1,428	73	4	1,625	73	5
Total securities held to maturity	$3,690	$—	$44	$3,133	$126	$6	$6,823	$126	$50

Note 4—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2016
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$491	$502	$—	$—	$—	$—	$491	$502
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	81	83	8,196	8,358	8,277	8,441
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	51	804	871	767	784	1,620	1,706
Total securities held to maturity	$540	$553	$885	$954	$8,963	$9,142	$10,388	$10,649

Securities Pledged and Received as Collateral
At September 30, 2016 and December 31, 2015, the Company pledged $9.3 billion and $5.4 billion, respectively, of available for sale and trading securities as collateral, of which $1.2 billion and $0.6 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short term borrowings and to secure public and trust department deposits.
At September 30, 2016 and December 31, 2015, the Company received $29.2 billion and $37.0 billion, respectively, of collateral, of which $29.1 billion and $37.0 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $28.5 billion and $35.6 billion at September 30, 2016 and December 31, 2015, respectively for derivative asset positions and securities borrowed or sold under repurchase agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2015 Form 10-K.

Note 5—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at September 30, 2016 and December 31, 2015:

(Dollars in millions)	September 30, 2016	December 31, 2015
Loans held for investment:
Commercial and industrial	$27,618	$30,214
Commercial mortgage	14,937	13,904
Construction	2,257	2,297
Lease financing	1,840	1,911
Total commercial portfolio	46,652	48,326
Residential mortgage	28,781	27,344
Home equity and other consumer loans	3,559	3,251
Total consumer portfolio	32,340	30,595
Total loans held for investment, before purchased credit-impaired loans	78,992	78,921
Purchased credit-impaired loans(1)	257	336
Total loans held for investment(2)	79,249	79,257
Allowance for loan losses	(691)	(723)
Loans held for investment, net	$78,558	$78,534

(1)
Includes $12 million and $19 million as of September 30, 2016 and December 31, 2015, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements.

(2)	Includes $145 million and $102 million at September 30, 2016 and December 31, 2015, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended September 30, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$683	$65	$—	$—	$748
(Reversal of) provision for loan losses	55	14	(1)	—	68
Other	(1)	—	—	—	(1)
Loans charged-off	(126)	(2)	—	—	(128)
Recoveries of loans previously charged-off	3	—	1	—	4
Allowance for loan losses, end of period	$614	$77	$—	$—	$691

	For the Three Months Ended September 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$463	$51	$4	$20	$538
(Reversal of) provision for loan losses	24	(1)	—	—	23
Other	(1)	—	—	—	(1)
Loans charged-off	(11)	(1)	(3)	—	(15)
Recoveries of loans previously charged-off	3	1	—	—	4
Allowance for loan losses, end of period	$478	$50	$1	$20	$549

Note 5—Loans and Allowance for Loan Losses (Continued)

	For the Nine Months Ended September 30, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$653	$49	$1	$20	$723
(Reversal of) provision for loan losses	180	32	(2)	(20)	190
Other	3	—	—	—	3
Loans charged-off	(231)	(5)	—	—	(236)
Recoveries of loans previously charged-off	9	1	1	—	11
Allowance for loan losses, end of period	$614	$77	$—	$—	$691

	For the Nine Months Ended September 30, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$468	$49	$3	$20	$540
(Reversal of) provision for loan losses	30	6	9	—	45
Other	(2)	—	—	—	(2)
Loans charged-off	(28)	(7)	(11)	—	(46)
Recoveries of loans previously charged-off	10	2	—	—	12
Allowance for loan losses, end of period	$478	$50	$1	$20	$549
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2016 and December 31, 2015:

	September 30, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$176	$18	$—	$—	$194
Collectively evaluated for impairment	438	59	—	—	497
Total allowance for loan losses	$614	$77	$—	$—	$691

Loans held for investment:
Individually evaluated for impairment	$587	$281	$1	$—	$869
Collectively evaluated for impairment	46,065	32,059	—	—	78,124
Purchased credit-impaired loans	—	—	256	—	256
Total loans held for investment	$46,652	$32,340	$257	$—	$79,249

	December 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$101	$13	$—	$—	$114
Collectively evaluated for impairment	552	36	—	20	608
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$653	$49	$1	$20	$723

Loans held for investment:
Individually evaluated for impairment	$525	$307	$1	$—	$833
Collectively evaluated for impairment	47,801	30,288	—	—	78,089
Purchased credit-impaired loans	—	—	335	—	335
Total loans held for investment	$48,326	$30,595	$336	$—	$79,257

Note 5—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2016 and December 31, 2015:

(Dollars in millions)	September 30, 2016	December 31, 2015
Commercial and industrial	$486	$284
Commercial mortgage	31	37
Total commercial portfolio	517	321
Residential mortgage	172	190
Home equity and other consumer loans	26	35
Total consumer portfolio	198	225
Total nonaccrual loans, before purchased credit-impaired loans	715	546
Purchased credit-impaired loans	4	6
Total nonaccrual loans	$719	$552
Troubled debt restructured loans that continue to accrue interest	$267	$413
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$423	$409

The following tables show an aging of the balance of loans held for investment, excluding PCI loans, by class as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$29,383	$11	$64	$75	$29,458
Commercial mortgage	14,918	9	10	19	14,937
Construction	2,257	—	—	—	2,257
Total commercial portfolio	46,558	20	74	94	46,652
Residential mortgage	28,649	88	44	132	28,781
Home equity and other consumer loans	3,525	22	12	34	3,559
Total consumer portfolio	32,174	110	56	166	32,340
Total loans held for investment, excluding purchased credit-impaired loans	$78,732	$130	$130	$260	$78,992

	December 31, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$32,104	$15	$6	$21	$32,125
Commercial mortgage	13,880	17	7	24	13,904
Construction	2,292	5	—	5	2,297
Total commercial portfolio	48,276	37	13	50	48,326
Residential mortgage	27,206	92	46	138	27,344
Home equity and other consumer loans	3,225	14	12	26	3,251
Total consumer portfolio	30,431	106	58	164	30,595
Total loans held for investment, excluding purchased credit-impaired loans	$78,707	$143	$71	$214	$78,921

Loans 90 days or more past due and still accruing totaled $10 million at September 30, 2016 and $2 million at December 31, 2015. PCI loans that were 90 days or more past due and still accruing totaled $13 million at September 30, 2016 and $16 million at December 31, 2015.

Note 5—Loans and Allowance for Loan Losses (Continued)

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

	September 30, 2016
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$27,401	$666	$1,255	$29,322
Commercial mortgage	14,506	126	187	14,819
Construction	2,136	121	—	2,257
Total commercial portfolio	44,043	913	1,442	46,398
Purchased credit-impaired loans	31	5	44	80
Total	$44,074	$918	$1,486	$46,478

	December 31, 2015
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$29,836	$844	$1,283	$31,963
Commercial mortgage	13,470	139	149	13,758
Construction	2,240	57	—	2,297
Total commercial portfolio	45,546	1,040	1,432	48,018
Purchased credit-impaired loans	40	12	61	113
Total	$45,586	$1,052	$1,493	$48,131

At September 30, 2016 and December 31, 2015, the commercial portfolio included $1.1 billion and $1.2 billion, respectively, in criticized loans within the oil and gas industry sector of the portfolio. Criticized loans include both special mention and classified loans.

Note 5—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the PCI loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and PCI loans segment, which excludes $11 million and $18 million of loans covered by FDIC loss share agreements, at September 30, 2016 and December 31, 2015, respectively:

	September 30, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$28,609	$172	$28,781
Home equity and other consumer loans	3,533	26	3,559
Total consumer portfolio	32,142	198	32,340
Purchased credit-impaired loans	114	—	114
Total	$32,256	$198	$32,454

	December 31, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,154	$190	$27,344
Home equity and other consumer loans	3,216	35	3,251
Total consumer portfolio	30,370	225	30,595
Purchased credit-impaired loans	148	—	148
Total	$30,518	$225	$30,743

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

The following tables summarize the loans in the consumer portfolio segment and consumer loans within the PCI loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at September 30, 2016 and December 31, 2015. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	September 30, 2016
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$22,596	$5,399	$537	$28,532
Home equity and other consumer loans	2,343	840	316	3,499
Total consumer portfolio	24,939	6,239	853	32,031
Purchased credit-impaired loans	45	59	10	114
Total	$24,984	$6,298	$863	$32,145
Percentage of total	78%	20%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,209	$5,412	$488	$27,109
Home equity and other consumer loans	2,276	818	85	3,179
Total consumer portfolio	23,485	6,230	573	30,288
Purchased credit-impaired loans	60	76	12	148
Total	$23,545	$6,306	$585	$30,436
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	September 30, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$27,791	$677	$19	$45	$28,532
Home equity loans	2,185	187	46	42	2,460
Total consumer portfolio	29,976	864	65	87	30,992
Purchased credit-impaired loans	100	10	3	—	113
Total	$30,076	$874	$68	$87	$31,105
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,143	$804	$52	$110	$27,109
Home equity loans	2,190	217	83	55	2,545
Total consumer portfolio	28,333	1,021	135	165	29,654
Purchased credit-impaired loans	106	32	9	—	147
Total	$28,439	$1,053	$144	$165	$29,801
Percentage of total	95%	4%	—%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 5—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of September 30, 2016 and December 31, 2015. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $59 million and $98 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2016 and December 31, 2015, respectively.

(Dollars in millions)	September 30, 2016	December 31, 2015
Commercial and industrial	$396	$499
Commercial mortgage	13	16
Total commercial portfolio	409	515
Residential mortgage	250	276
Home equity and other consumer loans	31	31
Total consumer portfolio	281	307
Total restructured loans, excluding purchased credit-impaired loans	$690	$822

For the third quarter of 2016, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the nine months ended September 30, 2016 and September 30, 2015 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 5—Loans and Allowance for Loan Losses (Continued)

The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$144	$144	$320	$319
Commercial mortgage	1	1	9	9
Total commercial portfolio	145	145	329	328
Residential mortgage	3	3	9	9
Home equity and other consumer loans	1	1	4	4
Total consumer portfolio	4	4	13	13
Total	$149	$149	$342	$341

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$4	$4	$110	$110
Commercial mortgage	—	—	8	8
Total commercial portfolio	4	4	118	118
Residential mortgage	3	3	13	13
Home equity and other consumer loans	1	1	3	3
Total consumer portfolio	4	4	16	16
Total	$8	$8	$134	$134

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 5—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2016 and 2015, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Commercial and industrial	$46	$57
Total commercial portfolio	46	57
Residential mortgage	1	4
Home equity and other consumer loans	1	2
Total consumer portfolio	2	6
Total	$48	$63

(Dollars in millions)	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Commercial and industrial	$—	$25
Commercial mortgage	—	3
Total commercial portfolio	—	28
Residential mortgage	4	4
Home equity and other consumer loans	—	—
Total consumer portfolio	4	4
Total	$4	$32

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
The following tables show information about impaired loans by class as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$546	$27	$573	$175	$624	$28
Commercial mortgage	11	3	14	1	11	3
Total commercial portfolio	557	30	587	176	635	31
Residential mortgage	170	80	250	17	185	95
Home equity and other consumer loans	11	20	31	1	12	32
Total consumer portfolio	181	100	281	18	197	127
Total, excluding purchased credit-impaired loans	738	130	868	194	832	158
Purchased credit-impaired loans	1	—	1	—	1	1
Total	$739	$130	$869	$194	$833	$159

Note 5—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$363	$142	$505	$100	$377	$144
Commercial mortgage	14	6	20	1	15	9
Total commercial portfolio	377	148	525	101	392	153
Residential mortgage	183	93	276	13	199	109
Home equity and other consumer loans	9	22	31	—	10	35
Total consumer portfolio	192	115	307	13	209	144
Total, excluding purchased credit-impaired loans	569	263	832	114	601	297
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$570	$263	$833	$114	$602	$297

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and nine months ended September 30, 2016 and 2015 for the commercial, consumer and PCI loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$96	$1	$191	$1	$146	$3	$174	$4
Commercial mortgage	14	1	28	—	14	1	31	1
Total commercial portfolio	110	2	219	1	160	4	205	5
Residential mortgage	253	3	295	3	263	7	298	8
Home equity and other consumer loans	31	—	29	—	31	1	30	1
Total consumer portfolio	284	3	324	3	294	8	328	9
Total, excluding purchased credit-impaired loans	394	5	543	4	454	12	533	14
Purchased credit-impaired loans	1	—	2	—	1	—	2	—
Total	$395	$5	$545	$4	$455	$12	$535	$14

The Company transferred a net $969 million of commercial loans from held for investment to held for sale during the nine months ended September 30, 2016 and a net $284 million of commercial loans from held for investment to held for sale during the nine months ended September 30, 2015. Proceeds from the sale of commercial loans were $734 million and $263 million during the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company transferred $344 million of consumer loans from held for investment to held for sale during the nine months ended September 30, 2016 and $583 million during the nine months ended September 30, 2015. No consumer loans were sold during the nine months ended September 30, 2016. Proceeds from the sale of consumer loans were $597 million during the nine months ended September 30, 2015.

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$118	$118	$—	$—
Leasing investments	—	647	193	840	56	56
Total consolidated VIEs	$—	$647	$311	$958	$56	$56

	December 31, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$178	$187	$—	$—
Leasing investments	21	694	197	912	59	59
Total consolidated VIEs	$30	$694	$375	$1,099	$59	$59

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

Note 6—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at September 30, 2016 and December 31, 2015. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the nine months ended September 30, 2016 and September 30, 2015, the Company had noncash increases in unfunded commitments on LIHC investments of $47 million and $59 million, respectively, included within other liabilities.

	September 30, 2016
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$179	$1,113	$1,317	$355	$355	$1,317
Leasing investments	1	13	63	1,459	1,536	66	66	1,564
Other investments	—	—	25	23	48	—	—	82
Total unconsolidated VIEs	$1	$38	$267	$2,595	$2,901	$421	$421	$2,963

		December 31, 2015
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$220	$1,166	$1,411	$424	$424	$1,411
Leasing investments	5	15	91	1,418	1,529	65	65	1,608
Other investments	—	—	49	10	59	—	—	60
Total unconsolidated VIEs	$5	$40	$360	$2,594	$2,999	$489	$489	$3,079

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$5	$5	$9
Amortization of LIHC investments included in income tax expense	34	28	96	84
Tax credits and other tax benefits from LIHC investments included in income tax expense	47	46	139	136

Note 6—Variable Interest Entities (Continued)

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

Note 7—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	September 30, 2016	December 31, 2015
Federal funds purchased, with weighted average interest rates of 0.26% and 0.11% at September 30, 2016 and December 31, 2015, respectively	$39	$8
Commercial paper, with a weighted average interest rate of 0.50% and 0.24% at September 30, 2016 and December 31, 2015, respectively	296	994
Federal Home Loan Bank advances, with a weighted average interest rate of 0.46% at September 30, 2016	3,900	—
Short-term debt with an interest rate of 1.25% at September 30, 2016	27	—
Short-term debt due to BTMU, with weighted average interest rates of 1.01% and 0.64% at September 30, 2016 and December 31, 2015, respectively	696	1,525
Short-term debt due to affiliates, with weighted average interest rates of (0.02)% and 0.28% at September 30, 2016 and December 31, 2015, respectively	907	898
Total commercial paper and other short-term borrowings	$5,865	$3,425

Short-term debt due to BTMU consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to $1.4 billion. Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At September 30, 2016 MUSA had JPY 92 billion ($907 million USD equivalent) drawn under this facility.

Note 8—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	September 30, 2016	December 31, 2015
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.36% at September 30, 2016 and 0.91% at December 31, 2015	$250	$250
Fixed rate 1.625% notes due February 2018	449	450
Fixed rate 2.25% notes due February 2020	997	1,000
Fixed rate 3.50% notes due June 2022	397	398
Fixed rate 3.00% notes due February 2025	495	498
Senior debt due to BTMU:
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 1.71% at September 30, 2016	545	—
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 2.23% at September 30, 2016 and 1.98% at December 31, 2015	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 2.55% at September 30, 2016 and 2.21% at December 31, 2015	36	36
Total debt issued by MUAH	3,469	2,932
Debt issued by MUB
Senior debt:
Fixed rate FHLB of San Francisco advances due February 2016. These notes had a combined weighted-average rate of 2.50% at December 31, 2015	—	500
Fixed rate 3.00% notes due June 2016	—	700
Fixed rate 1.50% notes due September 2016	—	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.35% at December 31, 2015	—	500
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.18% at September 30, 2016 and 0.73% at December 31, 2015	250	250
Fixed rate 2.125% notes due June 2017	500	499
Fixed rate 2.625% notes due September 2018	999	1,000
Fixed rate 2.250% notes due May 2019	506	502
Senior debt due to BTMU:
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.37% at September 30, 2016 and 1.09% at December 31, 2015	1,000	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.39% at September 30, 2016 and 1.11% at December 31, 2015	1,500	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.55% at September 30, 2016 and 1.27% at December 31, 2015	1,000	1,000
Subordinated debt:
Fixed rate 5.95% notes due May 2016	—	703
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 2.05% at September 30, 2016 and 1.80% at December 31, 2015	750	750
Capital lease obligations, with a combined weighted-average interest rate of 4.92% at September 30, 2016 and December 31, 2015	14	14
Total debt issued by MUB	6,519	9,417

Note 8—Long Term Debt (Continued)

Debt issued by other MUAH subsidiaries
Senior Debt due to BTMU:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 0.84% at September 30, 2016	250	—
Various fixed rate borrowings due between September 2019 and June 2023 with a weighted-average interest rate of 2.14% (between 1.71% and 2.44%) at September 30, 2016 and 2.10% (between 1.71% and 2.44%) at December 31, 2015	399	452
Subordinated Debt due to Affiliate:
Various floating rate borrowings due between March 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 2.33% (between 2.17% and 2.45%) at September 30, 2016 and 1.91% (between 1.59% and 1.99%) at December 31, 2015	185	220
Nonrecourse Debt due to BTMU:
Various floating rate nonrecourse borrowings due to BTMU between November 2016 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 1.88% (between 0.77% and 2.17%) at September 30, 2016 and 1.72% (between 0.68% and 2.08%) at December 31, 2015	166	169
Nonrecourse Debt:
Fixed rate nonrecourse borrowings of 5.34% at September 30, 2016 and a weighted average interest rate of 5.65% (between 5.34% and 8.67%) at December 31, 2015 due December 2026	40	46
Various floating rate nonrecourse borrowings due between January 2017 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 2.01% (between 1.69% and 2.62%) at September 30, 2016 and 1.82% (between 1.46% and 2.53%) at December 31, 2015	399	412
Total debt issued by other MUAH subsidiaries	1,439	1,299
Total long-term debt	$11,427	$13,648

MUAH Senior Debt due to BTMU

During the three months ended September 30, 2016, MUAH borrowed $545 million from BTMU in the form of a senior loan. MUAH may prepay the loan prior to the stated maturity date in whole or in part and in an amount of not less than $500,000. BTMU may accelerate the payment of the loan, in the case of certain events of default.

Senior Debt due to BTMU by other MUAH subsidiaries

MUAH’s subsidiaries also borrow on a long-term basis from BTMU. At September 30, 2016, $250 million of senior debt issued to BTMU was floating rate and linked to customer deposits maintained at BTMU’s New York Branch. An additional $399 million was fixed rate, amortizing funding tied to specific assets owned by MUAH’s subsidiaries.

Subordinated Debt due to Affiliate

MUSA maintains subordinated funding provided by an affiliate. This subordinated debt is a junior obligation to MUSA’s existing and future outstanding senior indebtedness.

Nonrecourse Debt

Nonrecourse debt serves as funding for certain lease financings offered to customers. The lenders are secured by an interest in the underlying leased assets and have no recourse to the Company or its subsidiaries. Interest and principal on this debt is serviced entirely by the underlying assets and is not supported by the Company.

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

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, by major category and by valuation hierarchy level:

	September 30, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$2,057	$—	$—	$2,057
U.S. government-sponsored agency securities	—	121	—	—	121
State and municipal securities	—	32	—	—	32
Commercial paper	—	67	—	—	67
Other sovereign government obligations	—	48	—	—	48
Corporate bonds	—	1,368	—	—	1,368
Asset-backed securities	—	179	—	—	179
Mortgage-backed securities	—	4,095	—	—	4,095
Equities	60	—	—	—	60
Interest rate derivative contracts	1	1,594	3	(322)	1,276
Commodity derivative contracts	—	185	4	(168)	21
Foreign exchange derivative contracts	1	194	1	(118)	78
Equity derivative contracts	—	—	171	(169)	2
Other derivative contracts	—	1	—	—	1
Total trading account assets	62	9,941	179	(777)	9,405
Securities available for sale:
U.S. Treasury	—	1,642	—	—	1,642
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	6,321	—	—	6,321
Privately issued	—	299	—	—	299
Privately issued - commercial mortgage-backed securities	—	1,058	—	—	1,058
Collateralized loan obligations	—	2,709	—	—	2,709
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,568	—	1,568
Other	—	84	32	—	116
Equity securities	8	—	—	—	8
Total securities available for sale	8	12,120	1,600	—	13,728
Other assets:
Mortgage servicing rights	—	—	14	—	14
Interest rate hedging contracts	—	234	—	(227)	7
Other derivative contracts	2	14	3	—	19
Total other assets	2	248	17	(227)	40
Total assets	$72	$22,309	$1,796	$(1,004)	$23,173
Percentage of total	—%	96%	8%	(4)%	100%
Percentage of total Company assets	—%	15%	1%	(1)%	15%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,146	$—	$—	$2,146
Other sovereign government obligations	—	44	—	—	44
Corporate bonds	—	437	—	—	437
Asset-backed securities	—	3	—	—	3
Equities	59	—	—	—	59
Trading derivatives:
Interest rate derivative contracts	1	1,544	—	(1,264)	281
Commodity derivative contracts	—	144	4	(54)	94
Foreign exchange derivative contracts	—	111	1	(20)	92
Equity derivative contracts	—	—	171	—	171
Other contracts	—	1	—	—	1
Total trading account liabilities	60	4,430	176	(1,338)	3,328
Other liabilities:
FDIC clawback liability	—	—	118	—	118
Interest rate hedging contracts	—	6	—	(2)	4
Other derivative contracts	—	2	6	—	8
Total other liabilities	—	8	124	(2)	130
Total liabilities	$60	$4,438	$300	$(1,340)	$3,458
Percentage of total	2%	128%	9%	(39)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,429	$—	$—	$1,429
U.S. government-sponsored agency securities	—	363	—	—	363
State and municipal securities	—	5	—	—	5
Commercial paper	—	25	—	—	25
Other loans	—	—	—	—	—
Other sovereign government obligations	—	5	—	—	5
Corporate bonds	—	828	—	—	828
Asset-backed securities	—	133	—	—	133
Equities	30	—	—	—	30
Interest rate derivative contracts	—	998	4	(163)	839
Commodity derivative contracts	—	408	1	(384)	25
Foreign exchange derivative contracts	1	115	1	(70)	47
Equity derivative contracts	—	—	222	(217)	5
Total trading account assets	31	4,309	228	(834)	3,734
Securities available for sale:
U.S. Treasury	—	594	—	—	594
U.S. government-sponsored agencies	—	—	—	—	—
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,201	—	—	7,201
Privately issued	—	151	—	—	151
Privately issued - commercial mortgage-backed securities	—	1,546	—	—	1,546
Collateralized loan obligations	—	3,233	—	—	3,233
Other	—	22	—	—	22
Other debt securities:
Direct bank purchase bonds	—	—	1,572	—	1,572
Other	—	1	31	—	32
Equity securities	8	—	—	—	8
Total securities available for sale	8	12,748	1,603	—	14,359
Other assets:
Interest rate hedging contracts	—	75	—	(71)	4
Other derivative contracts	—	13	1	(4)	10
Total other assets	—	88	1	(75)	14
Total assets	$39	$17,145	$1,832	$(909)	$18,107
Percentage of total	—%	95%	10%	(5)%	100%
Percentage of total Company assets	—%	11%	1%	—%	12%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,469	$—	$—	$2,469
U.S. government sponsored agencies	—	—	—	—	—
State and municipal	—	—	—	—	—
Other sovereign government obligations	—	16	—	—	16
Corporate bonds	—	412	—	—	412
Asset-backed securities	—	—	—	—	—
Equities	42	—	—	—	42
Trading derivatives:
Interest rate derivative contracts	1	947	—	(775)	173
Commodity derivative contracts	—	368	1	(61)	308
Foreign exchange derivative contracts	1	91	1	(22)	71
Equity derivative contracts	—	—	221	—	221
Total trading account liabilities	44	4,303	223	(858)	3,712
Other liabilities:
FDIC clawback liability	—	—	112	—	112
Interest rate hedging contracts	—	16	—	(14)	2
Other derivative contracts	—	—	2	—	2
Total other liabilities	—	16	114	(14)	116
Total liabilities	$44	$4,319	$337	$(872)	$3,828
Percentage of total	1%	113%	9%	(23)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015. Level 3 available for sale securities at September 30, 2016 and 2015 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	September 30, 2016					September 30, 2015
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$187	$1,607	$15	$(186)	$(124)	$283	$1,688	$1	$(278)	$(109)
Total gains (losses) (realized/unrealized):
Included in income before taxes	11	—	—	(10)	—	(78)	—	1	77	(3)
Included in other comprehensive income	—	(3)	—	—	—	—	12	—	—	—
Purchases/additions	—	1	2	—	—	—	1	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—
Settlements	(19)	(5)	—	20	—	(17)	(60)	—	17	—
Asset (liability) balance, end of period	$179	$1,600	$17	$(176)	$(124)	$188	$1,641	$2	$(184)	$(112)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$11	$—	$—	$(10)	$—	$(78)	$—	$1	$77	$(3)

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended
	September 30, 2016					September 30, 2015
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$228	$1,603	$1	$(223)	$(114)	$311	$1,790	$2	$(305)	$(107)
Total gains (losses) (realized/unrealized):
Included in income before taxes	12	—	—	(12)	(10)	(82)	—	—	79	(5)
Included in other comprehensive income	—	2	—	—	—	—	4	—	—	—
Purchases/additions	—	81	3	—	—	1	18	—	—	—
Sales	—	—	—	—	—	—	—	—	(1)	—
Settlements	(61)	(86)	—	59	—	(42)	(171)	—	43	—
Transfers in (out) of level 3	—	—	13	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$179	$1,600	$17	$(176)	$(124)	$188	$1,641	$2	$(184)	$(112)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$12	$—	$—	$(12)	$(10)	$(82)	$—	$—	$79	$(5)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at September 30, 2016.

	September 30, 2016
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,568	Return on equity	Market-required return on capital	8.0 - 10.0%	9.8%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	29.1%

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

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2016 and 2015 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2016				Gain (Loss) For the Three Months Ended September 30, 2016	Gain (Loss) For the Nine Months Ended September 30, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Loans held for sale	$4	$—	$—	$4	$—	$(3)
Impaired loans	194	—	—	194	(55)	(198)
Other assets:
OREO	3	—	—	3	—	(1)
Private equity investments	10	—	—	10	—	(12)
Software	13	—	—	13	—	(5)
Intangible assets	—	—	—	—	—	(1)
Consolidated LIHC VIE	118	—	—	118	(27)	(27)
Total	$342	$—	$—	$342	$(82)	$(247)

	September 30, 2015				Gain (Loss) For the Three Months Ended September 30, 2015	Gain (Loss) For the Nine Months Ended September 30, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$18	$—	$—	$18	$1	$(13)
Premises and equipment	2	—	—	2	(1)	(1)
Other assets:
OREO	6	—	—	6	(1)	(2)
Private equity investments	7	—	—	7	—	(5)
Intangible assets	3	—	—	3	(3)	(3)
Total	$36	$—	$—	$36	$(4)	$(24)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments was determined using a discounted cash flow analysis and market pricing, adjusted for management judgment, as of the measurement date. The fair value of software and intangible assets was determined using appraised value and market pricing, adjusted for management judgment, as of the measurement date. The fair value of consolidated LIHC VIE investments was determined using a discounted cash flow analysis.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of September 30, 2016 and as of December 31, 2015:

	September 30, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,374	$5,374	$5,374	$—	$—
Securities borrowed or purchased under resale agreement	21,906	21,906	—	21,906	—
Securities held to maturity	10,388	10,649	—	10,649	—
Loans held for investment (1)	76,732	78,340	—	—	78,340
Liabilities
Deposits	$84,643	$84,660	$—	$84,660	$—
Commercial paper and other short-term borrowings	5,865	5,865	—	5,865	—
Securities loaned or sold under repurchase agreements	25,582	25,582	—	25,582	—
Long-term debt	11,427	11,511	—	11,511	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$237	$237	$—	$—	$237

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,807	$4,807	$4,807	$—	$—
Securities borrowed or purchased under resale agreement	31,072	31,072	—	31,072	—
Securities held to maturity	10,158	10,207	—	10,207	—
Loans held for investment (1)	76,634	78,124	—	—	78,124
Other assets	16	17	—	—	17
Liabilities
Deposits	$84,300	$84,335	$—	$84,335	$—
Commercial paper and other short-term borrowings	3,425	3,425	—	3,425	—
Securities loaned or sold under repurchase agreements	29,141	29,141	—	29,141	—
Long-term debt	13,648	13,650	—	13,650	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$243	$243	$—	$—	$243

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of September 30, 2016 and December 31, 2015, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	September 30, 2016			December 31, 2015
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$15,663	$225	$6	$15,791	$70	$16
Fair value hedges
Interest rate contracts	500	9	—	500	5	—
Not designated as hedging instruments:
Trading
Interest rate contracts	153,568	1,598	1,545	100,991	1,002	948
Commodity contracts	3,160	189	148	3,775	409	369
Foreign exchange contracts	7,235	196	112	5,541	117	93
Equity contracts	2,661	171	171	3,351	222	221
Other contracts	944	1	1	37	—	—
Total Trading	167,568	2,155	1,977	113,695	1,750	1,631
Other risk management	5,993	19	8	2,107	14	2
Total derivative instruments	$189,724	$2,408	$1,991	$132,093	$1,839	$1,649

We recognized net gains of $2 million and net losses of $37 million on other risk management derivatives for the three and nine months ended September 30, 2016 and net losses of $6 million and $4 million for the three and nine months ended September 30, 2015, which are included in other noninterest income.

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

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company uses interest rate swaps to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans, and to a lesser extent, to hedge interest rate risk on rollover debt.
The Company used interest rate swaps with a notional amount of $15.2 billion at September 30, 2016 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received or paid under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. The Company used interest rate swaps with a notional amount of $513 million at September 30, 2016 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At September 30, 2016, the weighted average remaining life of the active cash flow hedges was 3.98 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At September 30, 2016, the Company expects to reclassify approximately $138 million of income from AOCI to net interest income during the twelve months ending September 30, 2017. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2016.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2016	2015	Location	2016	2015	Location	2016	2015
Derivatives in cash flow hedging relationships
			Interest income	$43	$47
Interest rate contracts	$(60)	$177	Interest expense	—	(1)	Noninterest expense	$—	$1
Total	$(60)	$177		$43	$46		$—	$1

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Location	2016	2015	Location	2016	2015
Derivatives in cash flow hedging relationships
			Interest income	$127	$120
Interest rate contracts	$341	$286	Interest expense	—	(2)	Noninterest expense	$1	$2
Total	$341	$286		$127	$118		$1	$2

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
The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the three and nine months ended September 30, 2016 and 2015, respectively:

	For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(4)	$4	$—	$5	$(5)	$—
Total	$(4)	$4	$—	$5	$(5)	$—

	For the Three Months Ended September 30, 2015			For the Nine Months Ended September 30, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$6	$(6)	$—	$9	$(9)	$—
Total	$6	$(6)	$—	$9	$(9)	$—

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and nine months ended September 30, 2016 and 2015:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Trading derivatives:
Interest rate contracts	$12	$(3)	$(6)	$9
Equity contracts	31	—	40	—
Foreign exchange contracts	11	7	29	19
Commodity contracts	1	—	2	2
Total	$55	$4	$65	$30

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing a standard International Swaps and Derivatives Association Master Agreements and Master Repurchase Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, refer to Note 3 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended September 30, 2016 and 2015:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(60)	$25	$(35)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(43)	19	(24)
Net change	(103)	44	(59)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	25	(10)	15
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(24)	9	(15)
Less: accretion of fair value adjustment on held to maturity securities	6	(2)	4
Net change	7	(3)	4
Foreign currency translation adjustment	(2)	1	(1)
Pension and other benefits:
Amortization of prior service credit (1)	(8)	4	(4)
Recognized net actuarial (gain) loss(1)	22	(9)	13
Pension and other benefits arising during the period	13	(6)	7
Net change	27	(11)	16
Other	(1)	—	(1)
Net change in AOCI	$(72)	$31	$(41)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$177	$(70)	$107
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(46)	18	(28)
Net change	131	(52)	79
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	79	(31)	48
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(6)	2	(4)
Accretion of fair value adjustment on securities available for sale	(1)	1	—
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	77	(30)	47
Foreign currency translation adjustment	(10)	4	(6)
Pension and other benefits:
Amortization of prior service credit (1)	(6)	2	(4)
Recognized net actuarial (gain) loss(1)	35	(15)	20
Pension and other benefits arising during the period	12	(4)	8
Net change	41	(17)	24
Net change in AOCI	$239	$(95)	$144

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the nine months ended September 30, 2016 and 2015:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$341	$(133)	$208
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(127)	50	(77)
Net change	214	(83)	131
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	288	(114)	174
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(55)	22	(33)
Accretion of fair value adjustment on held to maturity securities	13	(4)	9
Net change	246	(96)	150
Foreign currency translation adjustment	6	(2)	4
Pension and other benefits:
Amortization of prior service credit(1)	(21)	9	(12)
Recognized net actuarial gain (loss)(1)	66	(26)	40
Pension and other benefits arising during the period	13	(6)	7
Net change	58	(23)	35
Other	(1)	—	(1)
Net change in AOCI	$523	$(204)	$319

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$286	$(117)	$169
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(118)	48	(70)
Net change	168	(69)	99
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	112	(44)	68
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(14)	5	(9)
Accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	15	(6)	9
Net change	109	(43)	66
Foreign currency translation adjustment	(19)	8	(11)
Pension and other benefits:
Amortization of prior service credit (1)	(19)	7	(12)
Recognized net actuarial gain (loss)(1)	91	(36)	55
Pension and other benefits arising during the period	7	(2)	5
Net change	79	(31)	48
Net change in AOCI	$337	$(135)	$202

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 to these consolidated financial statements.

Note 11—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended September 30, 2015 and 2016:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, June 30, 2015	$46	$(127)	$(15)	$(575)	$—	$(671)
Other comprehensive income (loss) before reclassifications	107	51	(6)	—	—	152
Amounts reclassified from AOCI	(28)	(4)	—	24	—	(8)
Balance, September 30, 2015	$125	$(80)	$(21)	$(551)	$—	$(527)
Balance, June 30, 2016	$228	$(6)	$(19)	$(593)	$—	$(390)
Other comprehensive income (loss) before reclassifications	(35)	19	(1)	—	—	(17)
Amounts reclassified from AOCI	(24)	(15)	—	16	(1)	(24)
Balance, September 30, 2016	$169	$(2)	$(20)	$(577)	$(1)	$(431)

For the Nine Months Ended September 30, 2015 and 2016:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment		Accumulated Other Comprehensive Loss
(Dollars in millions)					Other
Balance, December 31, 2014	$26	$(146)	$(10)	$(599)	$—	$(729)
Other comprehensive income (loss) before reclassifications	169	75	(11)	—	—	233
Amounts reclassified from AOCI	(70)	(9)	—	48	—	(31)
Balance, September 30, 2015	$125	$(80)	$(21)	$(551)	—	$(527)
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$—	$(750)
Other comprehensive income (loss) before reclassifications	208	183	4	—	—	395
Amounts reclassified from AOCI	(77)	(33)	—	35	(1)	(76)
Balance, September 30, 2016	$169	$(2)	$(20)	$(577)	(1)	$(431)

Note 12—Employee Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the three and nine months ended September 30, 2016 and 2015.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$24	$24	$2	$4	$1	$—
Interest cost	25	27	2	4	—	—
Expected return on plan assets	(59)	(54)	(5)	(6)	—	—
Amortization of prior service credit	(5)	(4)	(3)	(2)	—	—
Recognized net actuarial loss	19	27	2	7	1	1
Total net periodic benefit cost	$4	$20	$(2)	$7	$2	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$69	$72	$6	$8	$2	$1
Interest cost	77	82	7	9	1	1
Expected return on plan assets	(177)	(162)	(14)	(15)	—	—
Amortization of prior service credit	(14)	(13)	(7)	(6)	—	—
Recognized net actuarial loss	57	80	7	9	2	2
Total net periodic benefit cost	$12	$59	$(1)	$5	$5	$4
Note 13—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	September 30, 2016
Commitments to extend credit	$33,672
Issued standby and commercial letters of credit	5,660
Commitments to enter into forward-starting resale agreements	1,555
Commitments to enter into forward-starting repurchase agreements	1,949
Other commitments	1,589
Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Total commitments to extend credit at September 30, 2016 include $2.7 billion to commercial borrowers in the oil and gas sector.

Note 13—Commitments, Contingencies and Guarantees (Continued)

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At September 30, 2016, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.
Other commitments include collateralized financing activities, commitments to fund principal investments, other securities, and residual value guarantees.
The Company has three committed facilities to provide collateralized financing to third parties, up to an aggregate of $1.4 billion. One of these facilities is shared with an affiliate with an aggregate commitment up to $250 million. At September 30, 2016, the facilities were not drawn down. For the nine months ended September 30, 2016, commitment fees were nominal.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2016, the current exposure to loss under these contracts totaled $41 million, and the maximum potential exposure to loss in the future was estimated at $62 million.
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

Note 14—Business Segments
The Company has five reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, Investment Banking & Markets and MUFG Securities Americas Inc. Below is a detailed description of these reportable segments.
Regional Bank
The Regional Bank provides banking products and services to West Coast individuals and businesses generally with up to $500 million in annual revenue. The Regional Bank is comprised of four main divisions: Consumer Banking, Commercial Banking, Real Estate Industries and Wealth Markets.
The Consumer Banking Division serves its customers through 353 full-service branches in California, Washington and Oregon; Private Banking, which provides comprehensive relationship management to clients with up to $3 million in deposits and investment balances at MUB; as well as through ATMs, call centers, digital channels and through alliances with other financial institutions. Consumer Banking provides checking and deposit products and services; bill and loan payment, merchant, and various types of financing and investment services; and consumer credit products including residential mortgages, home equity lines of credit, consumer loans and credit cards.
The Commercial Banking Division provides a broad spectrum of commercial credit products including commercial loans and accounts receivable, inventory and trade financing primarily to corporate customers with annual revenues up to $500 million based on the West Coast. Commercial Banking also offers its customers a range of non-credit services and products, which include global treasury management and capital markets solutions, foreign exchange and various interest rate risk and commodity risk management products through cooperation with other segments.
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

Note 14—Business Segments (Continued)

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
MUFG Securities Americas Inc.
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrow and loan transactions, and domestic and foreign debt and equity securities transactions.
Other
The Company generally applies a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in "Other." The transferred IHC entities are not measured using a "market view" perspective.
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
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics between Corporate Treasury and the operating segments. A segment receives a funding credit from Corporate Treasury for its liabilities. Conversely, a segment is assigned a charge by Corporate Treasury to fund its assets. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on an activity-based costing methodology. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Beginning with the second quarter of 2016, the Company

Note 14—Business Segments (Continued)

revised its methodology for allocating certain indirect costs to the segments. Beginning with the third quarter of 2016, the Company revised its funds transfer pricing methodology related to certain deposits. Prior period results have been updated to reflect these changes in methodology.

As of and for the Three Months Ended September 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$481	$101	$125	$49	$46	$(29)	$773
Noninterest income (expense)	118	122	39	105	96	90	570
Total revenue	599	223	164	154	142	61	1,343
Noninterest expense	432	53	113	52	99	203	952
(Reversal of) provision for credit losses	23	1	1	23	—	25	73
Income (loss) before income taxes and including noncontrolling interests	144	169	50	79	43	(167)	318
Income tax expense (benefit)	40	66	20	22	17	(68)	97
Net income (loss) including noncontrolling interests	104	103	30	57	26	(99)	221
Deduct: net loss from noncontrolling interests	—	—	—	—	—	39	39
Net income (loss) attributable to MUAH	$104	$103	$30	$57	$26	$(60)	$260

Total assets, end of period	$63,340	$13,219	$1,908	$14,354	$30,526	$27,752	$151,099

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Three Months Ended September 30, 2015:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$479	$103	$109	$59	$17	$(44)	$723
Noninterest income (expense)	122	32	42	68	53	133	450
Total revenue	601	135	151	127	70	89	1,173
Noninterest expense	449	62	113	61	71	170	926
(Reversal of) provision for credit losses	(7)	21	—	(2)	—	6	18
Income (loss) before income taxes and including noncontrolling interests	159	52	38	68	(1)	(87)	229
Income tax expense (benefit)	44	20	15	13	—	(30)	62
Net income (loss) including noncontrolling interests	115	32	23	55	(1)	(57)	167
Deduct: net loss from noncontrolling interests	—	—	—	—	—	21	21
Net income (loss) attributable to MUAH	$115	$32	$23	$55	$(1)	$(36)	$188

Total assets, end of period	$60,828	$13,996	$1,836	$14,155	$33,697	$27,154	$151,666

(1)	The transferred IHC entities are not measured using a "market view" perspective.

Note 14—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$1,427	$320	$350	$170	$106	$(122)	$2,251
Noninterest income (expense)	344	188	130	243	255	449	1,609
Total revenue	1,771	508	480	413	361	327	3,860
Noninterest expense	1,288	150	342	169	278	599	2,826
(Reversal of) provision for loan losses	17	103	—	53	—	23	196
Income (loss) before income taxes and including noncontrolling interests	466	255	138	191	83	(295)	838
Income tax expense (benefit)	130	100	54	16	33	(89)	244
Net income (loss) including noncontrolling interests	336	155	84	175	50	(206)	594
Deduct: net (income) loss from noncontrolling interests	—	—	—	(1)	—	63	62
Net income (loss) attributable to MUAH	$336	$155	$84	$174	$50	$(143)	$656

Total assets, end of period	$63,340	$13,219	$1,908	$14,354	$30,526	$27,752	$151,099

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Nine Months Ended September 30, 2015:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$1,421	$308	$326	$182	$52	$(127)	$2,162
Noninterest income (expense)	339	105	127	223	238	336	1,368
Total revenue	1,760	413	453	405	290	209	3,530
Noninterest expense	1,375	164	327	181	245	492	2,784
(Reversal of) provision for loan losses	5	36	1	(21)	—	14	35
Income (loss) before income taxes and including noncontrolling interests	380	213	125	245	45	(297)	711
Income tax expense (benefit)	97	83	49	40	18	(104)	183
Net income (loss) including noncontrolling interests	283	130	76	205	27	(193)	528
Deduct: net loss from noncontrolling interests	—	—	—	—	—	32	32
Net income (loss) attributable to MUAH	$283	$130	$76	$205	$27	$(161)	$560

Total assets, end of period	$60,828	$13,996	$1,836	$14,155	$33,697	$27,154	$151,666

(1)	The transferred IHC entities are not measured using a "market view" perspective.

Note 15—Related Party Transactions
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

The transferred entities have transactions with affiliates which include BTMU, MUFG and other entities which are directly or indirectly owned by MUFG. These transactions reflect market-based pricing and include capital market transactions, facilitating securities transactions, secured financing transactions, advisory services, clearing and operational support.

As of September 30, 2016 and December 31, 2015, assets and liabilities with affiliates associated with the transferred entities consisted of the following:

(Dollars in millions)	September 30, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$188	$38
Securities borrowed or purchased under resale agreements	2,992	5,620
Trading account assets	12	—
Other assets	85	61
Liabilities:
Securities loaned or sold under repurchase agreements	$463	$767
Commercial paper and other short-term borrowings	1,603	2,423
Long-term debt	1,000	841
Other liabilities	36	26

Revenue and expenses with affiliates associated with the transferred entities for the three and nine months ended September 30, 2016 and 2015 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Interest Income
Securities borrowed or purchased under resale agreements	$6	$6	$19	$16
Interest Expense
Commercial paper and other short-term borrowings	4	3	12	9
Long-term debt	4	5	13	16
Securities loaned or sold under repurchase agreements	1	—	1	1
Noninterest Income
Fees from affiliates	11	4	30	11
Noninterest Expense
Other	15	9	43	29

At September 30, 2016, the transferred entities have $3.5 billion in uncommitted, unsecured borrowing facilities and $475 million in uncommitted, secured borrowing facilities with affiliates. See Note 7 and Note 8 to these consolidated financial statements for more information on the transferred entities' debt due to affiliates.
At September 30, 2016 and December 31, 2015, the transferred entities had derivative contracts with affiliates totaling $892 million and $592 million, respectively, in notional balances, with $8 million and $1 million in net unrealized gains at September 30, 2016 and December 31, 2015, respectively.

Note 15—Related Party Transactions (Continued)

An affiliate extends guarantees on the transferred entities' liabilities arising out of or in connection with agreements with certain counterparties. There was no amount guaranteed at September 30, 2016. At December 31, 2015, the guaranteed balance was $3 million. The guarantee fee was nominal for the three and nine months ended September 30, 2016, and 2015.
The transferred entities have committed facilities to provide collateralized financing to third parties. One of these facilities is shared with an affiliate. See Note 13 to these consolidated financial statements for more information on the transferred entities' shared facility with an affiliate.

Eligible employees of the transferred entities are covered under a defined benefit pension plan, postretirement medical and life insurance benefits, and a 401(k) Savings and Investment Plan sponsored by BTMU. There were no contributions to the sponsored plans for the three months ended September 30, 2016 and $2 million for the nine months ended September 30, 2016. There were no contributions to the sponsored plans for the three months ended September 30, 2015 and $1 million for the nine months ended September 30, 2015.

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
In response, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to taper down certain aspects of this policy. Refer to “Supervision and Regulation” in Part I, Item 1. of our 2015 Form 10-K for additional information.
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
The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated at times in recent years by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. Following enactment of federal legislation in August 2011 which averted a default by the U.S. federal government on its sovereign obligations by raising the statutory debt limit and which established a process whereby cuts in federal spending may be accomplished, Standard & Poor's lowered its long-term sovereign credit rating on the U.S. to “AA+” from “AAA” while affirming its highest rating on short-term U.S. obligations. Standard & Poor's also stated at the time that its outlook on the long-term rating remained negative; however, in June 2013, Standard & Poor's revised its outlook on the U.S. credit rating to stable from negative. At the present time, both Fitch Ratings and Moody’s have reaffirmed the U.S.’s “AAA” credit rating and have stated that their outlooks on the long-term ratings continue to be stable. In the fourth quarter of 2015, Republican Congressional leaders and the Administration reached an agreement to modestly increase federal spending over the next two years, reduce spending on some social programs, and to raise the federal borrowing limit. After further negotiations between the Congress and the Administration, the President signed into law a compromise spending measure generally consistent with the initial compromise agreement. There can be no assurance that the earlier political disagreements regarding the federal budget and the substantial federal deficits will not occur again in the future. Any such future disagreements, if not resolved, could result in further downgrades by the rating agencies with respect to the obligations of the U.S. federal government. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity; any such developments could also have adverse consequences for the securities repurchase business conducted by MUSA.
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

•
Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our broker-dealer, and asset management and trust business. MUSA is exposed to the price risk of such securities where it holds inventory to meet expected customer demand. MUAH's fee income may also decline as the asset management and trust business charges are based upon values of assets we manage and declines in values proportionately reduce our fees charged. MUSA's debt capital markets fee income would also be detrimentally impacted from sustained periods of fixed income price volatility.

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

Fluctuations in interest rates on loans or other fixed income investments could adversely affect our business
Significant increases in market interest rates on loans or other fixed income investments, or the perception that an increase may occur, could adversely affect both our current loan and investment portfolios and our ability to originate new loans and our ability to grow. Any such increases in interest rates could also diminish the flow of corporate debt offerings in the securities markets generally and this could adversely impact the investment banking business of MUSA which focuses considerably on the flotation of debt securities for its customers. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.
Company Factors

Potential conflicts of interest with The Bank of Tokyo-Mitsubishi UFJ could adversely affect us
The views of BTMU and MUFG regarding customer relationships, possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. This may prevent, delay or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight. Our securities broker-dealer subsidiary, MUSA, receives a significant portion of its investment banking business from referrals from BTMU and MUFG and their affiliated entities. If such referrals were to diminish, this could have a materially adverse impact on the business of MUSA.
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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: November 10, 2016	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2016	By:	/s/ JOHN F. WOODS
John F. Woods Chief Financial Officer (Principal Financial Officer)
Date: November 10, 2016	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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