Form 10-K
period 2016-12-31
MUFG Americas Holdings Corp
filed 2017-03-03
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Not applicable; all of the voting stock of the registrant is owned by its parent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its ultimate parent, Mitsubishi UFJ Financial Group, Inc.
As of February 28, 2017, the number of shares outstanding of the registrant's Common Stock was 144,322,280.
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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the financial crisis and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation, and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

•	Our expectations regarding the formation of our IHC and the impact of acquisitions on our business and results of operations

•	The impact of changes in our credit ratings including methodology changes adopted by rating agencies

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

•
The relationship between our business and that of BTMU and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by BTMU and MUFG

•
Threats to the banking sector and our business due to cyber-security issues and attacks on financial institutions and other businesses, such as our vendors or large retailers, and regulatory expectations relating to cyber-security

•	Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of a possible return of the California drought on its economy and related governmental actions

•	The realignment by MUFG Americas of its business model in the U.S., including MUAH, and our plan to evaluate this change as part of our evaluation of our business segments in the first quarter of 2017

•	Descriptions of assumptions underlying or relating to any of the foregoing

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
PART I
ITEM 1.   BUSINESS
General
We are a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA) Inc.). As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
We service U.S. Wholesale Banking, Investment Banking & Markets, certain Transaction Banking and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches). As of December 31, 2016, MUB operated 365 branches, comprised primarily of retail banking branches in the West Coast states, along with commercial branches in Texas, Illinois, New York and Georgia, as well as two international offices.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale Banking, Investment Banking & Markets and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. During 2016, in connection with the designation of MUAH as the U.S. Intermediate Holding Company of its ultimate parent, MUFG, the Company issued shares to BTMU and MUFG in exchange for interests in substantially all of MUFG's U.S. subsidiaries. All of our issued and outstanding shares of common stock are owned by BTMU and MUFG.
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

Employees
At December 31, 2016, we had approximately 12,400 full-time equivalent employees.
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

Supervision and Regulation
BHCs, banks and securities broker/dealers are extensively regulated under federal and state law. This regulation is intended primarily for the protection of depositors and other customers and the Federal Deposit Insurance Fund, and not for the benefit of investors in securities issued by a BHC or bank. Set forth below is a summary description of significant laws and regulations that relate to our operation and those of our subsidiaries, including MUB and MUSA. This summary description of applicable laws and regulations is not complete and is qualified by reference to such laws and regulations and does not address all applicable laws and regulations. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business and operations.
Principal Federal Banking Laws
BHCA and the GLB Act. The Company, MUFG and BTMU are subject to regulation under the BHCA, which subjects us to Federal Reserve reporting, supervision and examination requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve. Our activities are limited, with some exceptions to the business of banking, managing or controlling banks, and other activities that the Federal Reserve deems to be so closely related to banking as to be a proper incident thereto.
The GLB Act allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLB Act provides a framework for BHCs, through financial subsidiaries, to engage in new financial activities, under certain conditions. MUAH, BTMU and MUFG are financial holding companies under the BHCA. In order to maintain our status as a financial holding company, we must continue to satisfy certain ongoing criteria, such as capital, managerial and CRA requirements. At this time, we have no plans to form any “financial subsidiaries.”
National Bank Act. MUB, our principal banking subsidiary, exists under and is subject to the National Bank Act which, together with the regulations of the OCC, governs many aspects of the corporate activities and banking operations of national banks, including the powers and duties of national banks, the payment of dividends on capital stock, limits on loans and investment activities, minimum capital ratios, fiduciary activities, the opening and closing of branches, the acquisition of other banking entities or financial companies and many other matters.
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
Comptroller of the Currency. MUB, as a national banking association, is subject to broad regulation and oversight extending to all its operations by the OCC, its primary federal banking regulator, and also by the Federal Reserve and the FDIC. MUB is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.
The OCC has extensive enforcement authority over national banks. If, as a result of an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any laws or regulations, various remedies are available to the OCC, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to increase capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank’s charter. The OCC also has broad authority to address activity it deems to constitute an unsafe or unsound practice by a national bank and is not limited by the specific standards set forth in its regulations.
The OCC has adopted guidelines that establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more such as MUB. The guidelines establish specific risk management-related roles and responsibilities for three designated functions: a bank’s “front line” units, independent risk management, and internal audit.
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
Consumer Financial Protection Bureau. The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including MUB. The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. In various public pronouncements and enforcement actions, the CFPB has focused on a variety of practices it deems to be unfair, deceptive or abusive, including the following: credit-card add-on products, including billing of consumers for credit-monitoring services without consent; failing to accept or timely post payments; failure to honor loan modifications after the loan servicing is transferred; various debt collection practices, including sending foreclosure notices to borrowers who were current on their loans; and various practices relating to debts owed by service members, such as threatening to contact the members’ commanding officers, or burying the contractual authorization for this practice in the lending contract. The CFPB has also been focused on automobile dealer discretionary interest rate markups and on holding banks and other purchasers of such contracts responsible for unlawful disparities in markups charged by dealers to borrowers of different races or ethnicities.
Financial Stability Oversight Council. The Financial Stability Oversight Council (consisting of the Secretary of the Treasury, heads of the federal banking regulatory agencies and the SEC, and certain other officials) provides oversight of all risks created within the U.S. economy from the activities of financial services companies and provides a basis for enhanced prudential regulation. It also has the authority to recommend stricter standards for the largest, most interconnected firms and where it determines that certain practices or activities pose a threat to financial stability, it may make recommendations to the primary financial regulatory agencies for new or heightened regulatory standards. The Financial Stability Oversight Council must determine which BHCs and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. BHCs over $50 billion in consolidated assets are considered to be “large interconnected bank holding companies” and automatically designated as “systemically significant.” The Company falls within this category, and therefore, is subject to heightened prudential standards including enhanced capital, leverage, and liquidity standards, as well as credit exposure reporting, concentration limits, stress testing and resolution plans.
Dodd-Frank Act and Related Regulations
The Dodd-Frank Act, enacted in 2010, has resulted in sweeping changes to the U.S. financial system. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to enhanced regulatory requirements, as discussed further below. Many provisions of the law have been implemented by rules and regulations of the federal banking agencies, but, as discussed below, certain provisions of the law are yet to be implemented, and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The Dodd-Frank Act also provides authority to the FDIC with respect to the liquidation of systemically important non-bank financial companies, including BHCs. Liquidation proceedings for such companies will be funded by borrowings from the U.S. Treasury and risk- based assessments on covered financial companies. In circumstances where there is a shortfall after assessments on creditors of the failed company, there may be assessments on BHCs with consolidated assets of $50 billion or more, such as the Company.
As required by the Dodd-Frank Act, the Federal Reserve adopted rules regarding stress testing requirements for large BHCs such as the Company. The OCC also adopted similar rules for large national banks such as MUB. The stress testing rules govern the timing and type of stress testing activities required of large BHCs and banks as well as rules governing testing controls, oversight and disclosure requirements. The stress testing rules limit the ability of a BHC to make capital distributions to the extent that its actual capital issuances are less than the amount indicated in its capital plan, measured on a quarterly basis.
As required by the Dodd-Frank Act, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and large FBOs operating in the U.S., such as BTMU. These integrated rules include the Federal Reserve’s resolution plan, capital plan, and stress testing rules, as well as a final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this section.) The final enhanced prudential standards rule addresses a diverse array of regulatory areas, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For large domestic BHCs and large FBO’s operating in the U.S., such as BTMU, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule-makings, as described in this section, but also imposed certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.
In March 2016, the Federal Reserve re-proposed its single counterparty credit limit rule. The re-proposed rule would impose a general limit on the credit exposure to an unaffiliated counterparty of a U.S. or foreign bank holding company with $50 billion or more in total consolidated assets and any IHC to a maximum of 25% of such company's total capital. A stricter credit exposure limit of 25 percent of Tier 1 Capital is applied to such a company which has $250 billion or more in total consolidated assets or $10 billion in on-balance sheet foreign exposure. The strictest restrictions would apply to such a bank holding company which is classified as a globally systemic important banking organization. For such companies, a credit exposure limit to unaffiliated major counterparties (with assets of $500 billion or more) of 15 percent of Tier 1 Capital would be applied in addition to application of an aggregate net credit exposure limit to other counterparties of 25 percent of Tier 1 capital.
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
In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. (such as BTMU) operate in the U.S. through an IHC structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, are excluded from this requirement. The final FBO rules provide for an initial compliance date for FBOs of July 1, 2016 and generally defer application of a leverage ratio to IHCs until 2018. MUAH became the IHC for the U.S. operations of MUFG and BTMU on July 1, 2016.
Additionally, in December of 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The Company, which serves as MUFG’s designated IHC in the U.S., will be subject to maintaining a minimum amount of total loss-absorbing capacity, which must be met with a combination of Tier 1 regulatory capital and long-term debt. Due to MUFG’s single point of entry resolution approach, the Company will be subject to a minimum level of Internal TLAC, which must be issued either to a foreign company that controls the Company (in this case BTMU or MUFG) or to another directly or indirectly wholly-owned foreign subsidiary of MUFG. TLAC Tier 1 regulatory capital is designed to absorb losses, while the conversion of TLAC eligible long-term debt into common equity is designed to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019.
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
The federal financial regulatory agencies adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The final rule generally prohibits banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and options on these instruments for their own account. The final rule provides exemptions for certain activities, including certain types of market making, underwriting, hedging of specific, identifiable risks of individual or aggregated positions, and trading in U.S. government, agency, state and municipal obligations. These exemptions are limited if they involve a material conflict of interest, a material exposure to high-risk assets or trading strategies, or a threat to the institution’s safety and soundness or to that of the U.S. financial system. The rules also exempt trading for customers in a fiduciary capacity or in riskless principal trades, subject to certain requirements.
The Volcker Rule also prohibits banking entities from owning and sponsoring hedge funds and private equity funds (covered funds), subject to certain exclusions. MUB sold the vast majority of its non-conforming private equity fund interests after the Volcker Rule was proposed.
The Volcker Rule also provides compliance requirements generally requiring banking entities to establish an internal compliance program reasonably designed to ensure and monitor compliance with the final rules. As a larger banking entity, the Company was required to establish a more detailed compliance program.

In July 2016, the agencies extended the deadline for compliance with the covered fund restrictions for legacy covered funds until July 21, 2017. This extension was the final of the one-year extensions that the agencies were authorized to grant. Although we anticipate increased compliance costs, we do not anticipate a material impact to our financial results as prohibited proprietary trading and covered fund investment activities are not significant to our financial results.
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
In January 2014, the BCBS issued an updated version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The BCBS guidance continues to set a minimum Basel III leverage ratio of 3%. In April 2016, the BCBS proposed, among other things, that for purposes of calculating the denominator of the leverage ratio, off-balance sheet exposures of banks to securitization transactions should be treated the same as such exposures are treated under the Basel Committee revisions to its securitization framework for risk-based capital. The Basel III Leverage Ratio will be subject to further calibration until 2017, with final implementation expected by January 2018. The BCBS is expected to collect data during this observation period to assess whether a minimum leverage ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using either common equity Tier 1 capital or total regulatory capital as the numerator.

Prompt Corrective Action. Under the OCC’s prompt corrective action regulations (established pursuant to Section 38 of the Federal Deposit Insurance Act), a bank is assigned to one of five capital categories ranging from “well-capitalized” to “critically under- capitalized.” Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must guarantee compliance with the plan subject to certain limits. The OCC has amended its prompt corrective action regulations to reflect the changes made to the regulatory capital requirements by the U.S. Basel III Rules.
For additional information regarding the regulatory capital positions of MUAH and MUB, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” in Part II, Item 7 of this Report on Form 10-K and Note 17 to our Consolidated Financial Statements in this Report on Form 10-K.
Comprehensive Capital Analysis and Review Program. Additionally, the Company is required to file an annual capital plan under the Federal Reserve’s CCAR program. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. In June 2016, the Federal Reserve announced that it had not objected to the capital plans of 30 bank holding companies participating in the CCAR program, including the Company. The Federal Reserve did object to the capital plans of two bank holding companies based on qualitative concerns and required a third bank holding company to submit a new capital plan to address certain weaknesses in its capital planning processes although it did not object to that firm’s plan. Depending on the circumstances, failure to attain a non-objection of a bank holding company’s CCAR filing from the Federal Reserve could have a variety of adverse consequences for the institution, including a requirement to augment capital, restrain growth or other adverse consequences. Early in 2017, the Federal Reserve adopted a final rule revising the capital plan and stress testing rules for bank holding companies which includes the elimination of the provision under the rule whereby the Federal Reserve Board may object to a capital plan on the basis of qualitative deficiencies in the firm’s capital planning process for bank holding companies with total consolidated assets of at least $50 billion, but less than $250 billion, and nonbank assets of less than $75 billion, and that are not U.S. global systemically important banks (large but noncomplex firms). Under the new rule these bank holding companies’ capital planning processes will be evaluated through the Federal Reserve Board’s regular ongoing supervisory activities.
Liquidity Coverage Ratio. In September 2014, the U.S. banking agencies adopted the final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standard which was included in the Basel III framework of the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rules (net cash outflow). In April 2016, the Federal Reserve finalized a rule to allow investment-grade, U.S. state general obligation and municipal securities to be counted as HQLA up to certain levels if they meet the same liquidity criteria that apply to corporate debt securities. An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR standard generally applies to all internationally active banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the final rule also applied a less stringent, modified LCR to BHCs that are not internationally active, but have more than $50 billion in total assets (such as the Company). Under the modified LCR rule, financial institutions must maintain, following a phase-in period, which ended on January 1, 2017, an LCR equal to at least 100% based on the entity’s total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. The Company is in compliance with the requirements of the modified LCR rule.
The Company may also become subject to a U.S. version of BCBS’ Net Stable Funding Ratio requirements which became final in October 2014 and which are designed to promote more medium- and long-term funding of the assets and activities of an institution over a one-year time horizon. In May 2016, federal banking agencies proposed a net stable funding ratio rule that will require large banking organizations to maintain a minimum level of stable funding relative to the liquidity of their assets, derivatives, and commitments, over a one-year period. The proposed rule would apply more stringent requirements to bank holding companies with at least $250 billion in total consolidated assets or at least $10 billion in on-balance sheet foreign exposure. Holding companies with less than such amounts of assets but at least $50 billion in assets would be subject to less stringent requirements. Comments on the proposed rule were due in August 2016, with anticipated effectiveness in January of 2018. In addition, in December 2016, the Federal Reserve Board approved a final rule requiring for the first time that large banking organizations publicly disclose their consolidated LCRs each quarter based on averages over the prior quarter. Firms are also required to disclose their consolidated HQLA amounts, broken down by HQLA category.
Other Federal Laws and Regulations Affecting Banks
There are additional requirements and restrictions in the laws of the U.S. and states in which MUB and its subsidiaries may conduct operations. The consumer lending and finance activities of MUB are also subject to extensive regulation under various state laws as well as the federal laws discussed above. Furthermore, due to BTMU’s controlling ownership of the Company, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of MUB and the Company in the future.
Deposit Insurance. Deposits of MUB are insured up to statutory limits (presently $250,000 per depositor) by the FDIC and, accordingly, are subject to deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and will be impacted by the overall economy and the stability of the banking industry as a whole.
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
Pursuant to the Dodd-Frank Act and related regulations, BHCs and insured depository institutions with $50 billion or more in assets are required to develop and annually file with the bank regulators resolution plans, or, so-called “living wills,” to facilitate the FDIC’s ability to liquidate such banks, in a prompt and orderly fashion, upon a failure. If the bank regulators determine that the resolution plan is not credible or would not facilitate the orderly resolution of the institution, they may require the institution to submit a revised resolution plan that addresses the deficiencies identified by the regulators. If the regulators determine that the revised plan remains deficient, they may determine to subject the institution to more stringent capital, leverage, or liquidity requirements or restrictions on growth, activities or operations and may impose other sanctions.
In September of 2016, the OCC adopted guidelines establishing standards for recovery planning by national banks with total consolidated assets of $50 billion or more, such as MUB. The guidelines require such larger banks to undertake recovery planning to be able to respond quickly to and recover from the financial effects of severe stress on the bank. The recovery plan should identify triggers that reflect the bank’s particular vulnerabilities and identify a wide range of credible options that the bank could undertake to restore financial strength and viability and provide that the bank will notify the OCC of any significant breach of a trigger and actions taken or to be taken in response. Banks with total assets of more than $100 billion but less than $750 billion, such as MUB, must comply with these new requirements within 12 months of January 1, 2017. The OCC is empowered to order enforcement of the guidelines and may assess civil money penalties against banks which fail to meet the standards in the guidelines.
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
Bank Secrecy Act and Office of Foreign Assets Control Regulation. The banking industry is subject to extensive regulatory controls and processes under the Bank Secrecy Act and related anti-money laundering laws. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. The U.S. has also imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These rules are administered by the OFAC. Included among the OFAC restrictions are prohibitions on engaging in financial transactions relating to a sanctioned country and prohibitions on transfers of blocked property and bank deposits subject to U.S. jurisdiction. Failure to comply with these requirements may adversely affect the Company’s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions and additionally could result in substantial monetary fines, penalties and other sanctions.
Affiliate Transactions. MUB and its subsidiaries are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on loans by MUB to, and other transactions with, its affiliates (including a requirement that such transactions with MUB be based on arm’s-length terms). Dividends payable by MUB to MUAH are subject to restrictions under a formula imposed by the OCC unless express approval is given by the OCC to exceed these limitations.
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
Regulation of MUSA
MUSA is registered as a broker-dealer with the SEC, the fifty states and the District of Columbia. Additionally, MUSA is registered with the Municipal Securities Rulemaking Board as a municipal securities dealer and with the National Futures Association (NFA) as a Swaps Firm and Futures Commission Merchant. In 2016, MUFG Securities (Canada) Ltd., a wholly-owned subsidiary of MUSA, received the approval of the Investment Industry Regulatory Organization of Canada to begin its operations.
Much of the regulation of broker-dealers has been delegated to self-regulatory organizations such as the Financial Industry Regulatory Authority, Inc. (FINRA) of which MUSA is a member.
The principal purpose of regulating broker-dealers is the protection of clients and the securities markets. The regulations cover all aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers and employees.
MUSA is subject to Rule 15c3-1 under the Securities Exchange Act of 1934 (the Uniform Net Capital Rule), Rule 15c3-3 (Customer Protection) and related SRO requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. The Customer Protection Rule provides requirements for customer cash reserves and the custody of customer securities.
The Uniform Net Capital Rule prohibits a broker-dealer subsidiary from paying cash dividends, or making unsecured advances or loans to its parent company or repaying subordinated loans to its parent company if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $250,000.
In addition to the net capital requirements as a self-clearing broker-dealer, MUSA is subject to cash deposit and collateral requirements with clearing houses, such as the Depository Trust & Clearing Corporation and Options Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.
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
During the calendar year ended December 31, 2016, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the calendar year ended December 31, 2016, the aggregate interest and fee income relating to these transactions was less than ¥130 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, BTMU receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the calendar year ended December 31, 2016, the average aggregate balance of deposits held in these accounts represented less than 0.09 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥7 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of December 31, 2016. For the calendar year ended December 31, 2016, the aggregate gross interest and fee income relating to these loan transactions was less than ¥50 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
We understand that BTMU will continue to participate in these types of transactions. Following the international relaxation of sanctions against Iran in January 2016, we understand that the balance of non-U.S. dollar correspondent accounts described above at BTMU has increased, but that BTMU recognizes that such transactions remain subject to compliance with applicable U.S. and Japanese regulations and remaining Japanese and international sanctions.
Financial Information
See our Consolidated Financial Statements beginning on page 88 of this Form 10-K for financial information about MUAH and its subsidiaries.
ITEM 1A.   RISK FACTORS
The following discussion sets forth material risk factors that could affect our financial condition and operations:
Industry Factors
In the past decade, U.S. and global economies experienced a serious recession, unprecedented volatility in the financial markets, significant deterioration in sectors of the U.S. and global consumer and business economies and a slow economic recovery, all of which presented challenges for the banking and financial services industry and for MUAH; the U.S. government responded to these circumstances in the U.S. with a variety of measures; while U.S. economic activity has shown improvement, there can be no assurance that this progress will continue or will not reverse; the U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions.
In the past decade, adverse financial and economic developments impacted the U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for MUAH. These developments included a general recession both globally and in the U.S. followed by a slow economic recovery and also contributed to unprecedented volatility in the financial markets.
In response, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to taper down certain aspects of this policy and has recently raised short-term interest rates. U.S. economic activity has shown improvement but there can be no assurance that this progress will continue or will not reverse.
The challenges to the level of economic activity in the U.S., and therefore to the banking industry, have also been exacerbated at times since the recession by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. These political developments led to a downgrade from “AAA” to “AA+” by one credit rating agency of the long-term sovereign credit rating of the United States debt, although other credit rating agencies did not take such action. Certain compromises between the Republican Congress and the Obama Administration were eventually reached which alleviated to some degree the concerns about the U.S. sovereign debt. However, there can be no assurance that the earlier political disagreements regarding the federal budget and the substantial federal deficits will not occur again in the future. Any such future disagreements, if not resolved, could result in further downgrades by the rating agencies with respect to the obligations of the U.S. federal government. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generating upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity; any such developments could also have adverse consequences for the securities repurchase business conducted by MUSA, which relies upon both the credit quality of bonds issued by the U.S. federal government and the smooth functioning of the markets using such bonds as collateral.
Difficult market conditions have adversely affected the U.S. banking industry
In the years following the recession, dramatic declines in the housing market in the U.S. in general, and in California in particular, with falling or sluggish home prices and increasing foreclosures, unemployment and under-employment, negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, residential and commercial real estate loans and small business and other commercial loans, in turn, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. These adverse economic conditions also led to an increased level of commercial and consumer delinquencies, reduced consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations for several years. Although the economic conditions in our markets, including California in particular, and in the U.S. generally have shown improvement in recent years, there can be no assurance that these conditions will continue to improve. In addition, turbulent political and economic conditions in foreign countries have in recent years negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•
Our ability to assess the creditworthiness of our customers and counterparties may be impaired if the applications and approaches we use to select, manage, and underwrite our customers and counterparties become less predictive of future behaviors.

•
We may not be able to accurately estimate credit exposure losses because the process we use to estimate these losses requires difficult, subjective, and complex judgments which may not be amenable to precise estimates, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans.

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

•
Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our broker-dealer, and asset management and trust businesses. MUSA is exposed to the price risk of such securities where it holds inventory to meet expected customer demand. MUAH's fee income may also decline as the asset management and trust business charges are based upon values of assets we manage and declines in values proportionately reduce our fees charged. MUSA's debt capital markets fee income would also be detrimentally impacted from sustained periods of fixed income price volatility.

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

•
Competition in our industry could intensify as a result of the increasing consolidation of financial services companies and the enhanced ability of banks to expand across state lines under the Dodd-Frank Act. For additional information, see “Substantial competition could adversely affect us” in Part I, Item 1A. “Risk Factors” in this Form 10-K.

•
We may incur goodwill impairment losses in future periods. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill Impairment Analysis” in Part II, Item 7. and Note 7 to our Consolidated Financial Statements included in this Form 10-K.

•
The current U.S. presidential administration has yet to issue detailed proposals regarding international trade. The possible effect of such proposals on international trade between the U.S. and other countries and on the level of economic activity in the U.S., as well as possible volatility in the financial markets generally, cannot be predicted.

The effects of changes or increases in, or supervisory enforcement of, banking, securities, or other laws and regulations or governmental fiscal or monetary policies could adversely affect us
We are subject to significant federal and state banking and securities regulation and supervision, which is primarily for the benefit and protection of our depositors and other customers and the Federal Deposit Insurance Fund and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This can be expected to continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of noncompliance, which could result in the imposition of significant penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.
In July 2010, President Obama signed into law the Dodd-Frank Act. The Dodd-Frank Act was adopted in response to the financial crisis that ensued in 2008. The Act, among other things, created a new CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, created a Financial Stability Oversight Council comprised of the heads of other regulatory agencies, has led to new capital requirements from U.S. federal banking agencies, placed new limits on electronic debit card interchange fees, and required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms.
This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. in this Form 10-K. Due to our size of over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further in “Supervision and Regulation” in Part I, Item 1. in this Form 10-K.
Following the financial crisis, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see “Supervision and Regulation - Regulatory Capital and Liquidity Standards” in Part I, Item I. in this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital” in Part II, Item 7. in this Form 10-K.
The need to maintain more and higher quality capital under the banking agencies capital rules, as well as greater liquidity, could limit the Company’s business activities, including lending, and its ability to expand, either organically or through acquisitions. It could also result in the Company taking steps to increase its capital or being limited in its ability to pay dividends or otherwise return capital to its shareholder, or selling or refraining from acquiring assets. In addition, the regulatory liquidity standards could require the Company to increase its holdings of highly liquid short-term investments, thereby reducing the Company’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective.
The capital rules of the U.S. federal banking agencies as well as the various other regulations referred to above, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business or lead us to stop, reduce or modify our offerings of various products.
Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, consider reducing or eliminating over time the role of the GSEs (Fannie Mae and Freddie Mac) in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business. In addition, any impact of such changes upon the credit quality of GSE’s and therefore, upon agency MBS securities held by MUAH could result in material reductions in valuations, as well as impacts upon the agency MBS trading business of MUSA.
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
Neither the presidential administration of the recently elected U.S. President, nor the Congress has promulgated detailed proposals with respect to the oversight and regulation of the financial services industry. There could be significant changes in existing laws and regulations relevant to the industry or the introduction of new laws and regulations. In addition, substantial reform of the federal taxation system in the U.S., including a reduction in corporate and personal tax rates, has been mentioned by representatives of the new Administration as an important objective.  While such reform could have positive effects on corporate profitability which could benefit the Company and its customers, there could be other potential adverse consequences such as a decrease in the value of tax credits on certain investments we may make. There could also be possible adverse consequences for the economy and the business climate, such as a large increase in federal deficits and increasing interest rates generally, including for the federal government’s borrowing costs. The potential long-run impact of these possible developments remains uncertain.
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
The need to account for assets at market prices may adversely affect our results of operations
We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate fair value. Because generally accepted accounting principles require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. During periods of adverse conditions in the capital markets, we may be required to recognize other-than-temporary impairments with respect to securities in our investment portfolio; such conditions could also result in mark-to-market losses in our trading portfolios at MUSA.
Fluctuations in interest rates on loans could adversely affect our business
Significant increases in market interest rates on loans or other fixed income investments, or the perception that an increase may occur, could adversely affect both our current loan and investment portfolios and our ability to originate new loans and our ability to grow. Any such increases in interest rates could also diminish the flow of corporate debt offerings in the securities markets generally and this could adversely impact the investment banking business of MUSA which focuses considerably on the sales of debt securities for its customers. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.

Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and the trading portfolio of MUSA and could also adversely impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For the past several years, the Federal Reserve’s highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) has placed downward pressure on the net interest margins of U.S. banks, including MUB. During December 2016, the Federal Reserve raised the target range for the federal funds rate to ½ to ¾ percent and indicated the possibility of gradual further increases in the federal funds rate. For additional information, see Part I, Item 1, - Business - Principal Federal Banking Agencies in this Report on Form 10-K.
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
Substantial competition could adversely affect us
Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. While we are part of MUFG, one of the largest global financial institutions, MUAH and MUB are separate entities from their parent and other affiliates, and our competition includes a number of large financial institutions operating in our U.S. markets that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from adverse economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than us, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of provisions of the Dodd-Frank Act which permit the establishment of new branches in states other than their home state by national banks, state banks and foreign banks to the same extent as banks located in the other states.
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
Company Factors
Adverse economic factors affecting certain industries we serve could adversely affect our business
We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors which have impacted the performance of our commercial real estate and commercial and industrial portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the recessionary environment and lack of liquidity in the financial markets as the financial crisis ensued in 2008. The home building and mortgage industries in California also were especially adversely impacted by the deterioration in residential real estate markets. Our commercial and industrial portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions. Volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. For further discussion, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in this Form 10-K. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. MUSA provides financing through repurchase transactions to mortgage real estate investment trusts (REITs) collateralized by U.S. agency-backed mortgages held by such trusts. MUSA also has established a trading business in U.S. agency-backed mortgages. A down-turn in the real estate sector in the U.S. could adversely impact the creditworthiness of these mortgage REITs, and could adversely impact MUSA’s business and results of operation. Conditions remain uncertain in various industries and could produce elevated levels of charge-offs.
A significant portion of our loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. California markets have experienced a strong recovery in home prices since the housing market crisis; however, home price growth has begun to moderate and some fundamentals of the housing market have remained soft through the recovery. A renewed downturn could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.
The mortgage industry has been in the midst of unprecedented change triggered by the recession. Lawmakers and regulators continue to take steps to protect residential mortgage borrowers and establish a common framework for response to the concerns of residential mortgage customers, especially related to default and foreclosure. Included in these measures has been litigation by 49 state attorneys general against the largest mortgage servicers in the U.S., enhanced federal regulatory guidance regarding foreclosure practices and other matters and legislation at the state level, including in California. These increased standards and restrictions have impacted the overall mortgage loan servicing industry in general, and have increased the cost of residential mortgage lending, required mortgage loan principal write-downs, and put downward pressure on property values.
Changes to the operating framework or functioning of the mortgage securities market in securities sponsored by U.S. Governmental instrumentalities could also have an adverse impact on our exposure to mortgage-backed assets in both our banking and securities businesses.
Industry-specific risks are beyond our control and could adversely affect our loan portfolio, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.
Adverse California economic conditions could adversely affect our business
At times in past years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. While California home prices and the California economy in general, have experienced a recovery in recent years, there can be no assurance that the recovery will continue. Recent growth in home prices in some California markets may be unsustainable relative to market fundamentals, and home price declines may occur.
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
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. For approximately the past five years, California experienced severe drought conditions. While rainfall levels have improved since 2015, there can be no assurance that the drought will not return with consequent difficulties for the California economy, particularly in the agricultural sector. In response to the drought, the State of California has imposed mandatory water usage reductions in cities and towns across the state. The long-run impact of this and other measures in response to the drought on the California economy cannot be predicted.
Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc.
BTMU, a wholly-owned subsidiary of MUFG, and MUFG own all of the outstanding shares of our common stock. As a result, BTMU and MUFG can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity securities; incurrence of debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to BTMU or MUFG.
A majority of our directors are independent of BTMU and are not officers or employees of MUAH or any of our affiliates, including BTMU. However, because of BTMU’s control over the election of our directors, it could at any time change the composition of our Board of Directors so that the Board would not have a majority of independent directors.
The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations
Adverse changes to our credit ratings, reputation or creditworthiness could have a negative effect on our operations. A substantial part of our operations have been historically funded independently of BTMU and MUFG, and we believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, in December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. As a result, although we make an effort to diversify our sources of liquidity, we will be required to maintain a minimum of TLAC-eligible debt due to BTMU. If BTMU and MUFG’s credit ratings or financial condition or business prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. For additional information, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in this Form 10-K.
BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese, U.S. and other regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action any such authority might take against BTMU or MUFG. For example, in June 2013, BTMU entered into a consent agreement with the NY DFS under which it made a civil monetary payment of $250 million to resolve issues relating to the clearing of certain U.S. dollar payments that were routed through its New York branch office from 2002 to 2007. In addition, in November 2014, BTMU entered into a consent agreement with the NY DFS under which it made a civil monetary payment of $315 million to resolve issues relating to instructions given to PricewaterhouseCoopers LLP and the disclosures made to the NY DFS in connection with BTMU's 2007 and 2008 voluntary investigation of BTMU's U.S. dollar clearing activity toward countries or parties subject to U.S. economic sanctions. Under the terms of the agreement with the NY DFS, BTMU agreed to take certain additional remedial actions. These remediation efforts are ongoing.
BTMU has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States, Europe and Asia, which are conducting investigations into past submissions made by panel members, including BTMU, to the bodies that set various interbank offered rates. BTMU is cooperating with these investigations and has been conducting an internal investigation. MUB is not a member of any of these panels. In addition, BTMU and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters. BTMU has also been named as a defendant in a number of civil lawsuits, including putative class actions, in the United States and Canada alleging foreign exchange market misconduct. While there have been various procedural and potentially substantive developments in these civil lawsuits, it is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as an affiliate of MUFG.

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
Since both MUAH and BTMU compete in U.S. banking markets, ownership interests in MUFG’s common stock held by certain of our directors or officers, or services provided by those individuals as a director or officer or other employee of BTMU, could create or appear to create potential conflicts of interest. In addition, a number of the executive officers of MUAH and MUB also serve as executive officers of BTMU’s U.S. branch operations, which could increase or appear to increase the risks of potential conflicts of interests with MUFG and BTMU. While the corporate governance policies adopted by MUAH, MUB, MUFG and BTMU address such potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.
Restrictions on dividends and other distributions could limit amounts payable to us
As a holding company, a portion of our cash flow may come from dividends our bank and non-bank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without regulatory approval. Our securities broker-dealer subsidiary, MUSA, is also subject to regulatory net capital rules which limit its ability to pay dividends. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.
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

Integration of an acquired business can be complex and costly; if we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected
Effective July 1, 2016, MUAH became the IHC for BTMU’s operations in the U.S. (other than its branches) and became subject to enhanced risk management and governance standards. These enhanced prudential standards, as well as the addition of the securities business of MUSA and other businesses to the Company, could pose additional challenges for our risk management and governance oversight functions.
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
In May, 2016, the federal banking agencies proposed for public comment a rule to prohibit incentive-based compensation arrangements that encourage inappropriate risks at covered financial institutions. Over time, this proposed rule, if adopted, could have the effect of making it more difficult for banks to attract and retain skilled personnel.
In 2016, Wells Fargo Bank, N.A., announced that it had entered into a settlement with various regulators regarding customer abuses in its retail branch network which may have arisen at least in part from incentive compensation arrangements related to cross-selling of products and services. Substantial litigation against

Wells Fargo Bank has reportedly ensued in the aftermath of this announcement. The federal bank regulators are conducting a horizontal examination of large and mid-sized banks in the U.S. in which they have issued requests for information on sales practices and incentive compensation programs at such banks. The increased regulatory focus on these subjects could lead to additional regulations and compliance costs which could impact the retail banking industry in the U.S.
The challenging operating environment and current operational initiatives may strain our available resources
There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement projects, adoption of the U.S. Basel III and other enhanced capital and liquidity guidelines, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.
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
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate and provide credit ratings of the securities of MUAH and the securities and deposits of MUB and also provide entity ratings for MUAH, MUB and MUSA. Their ratings of our long-term and short-term debt obligations and of our deposits and the entity ratings are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, changes to credit rating methodologies and the ongoing assessment of our current and expected satisfaction of various rating criteria, no assurance can be given that we will maintain our current ratings. If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in Part II, Item 7. of this Form 10-K.
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
We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks
We are subject to many types of operational risks throughout our organization. Operational risk is the risk to our financial position and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. of this Form 10-K. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects , including a project to enhance our data collection and analysis capabilities for regulatory and financial reporting purposes; increased reliance on internally developed models for risk and finance management, including models associated with regulatory capital requirements; risks from cyber-security breaches or attacks; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears in Part I, Item 1A. in this Form 10-K under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
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
We depend on the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which are not reliable. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure, including disruptions from natural disasters or other causes. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers, could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition. Although we carefully review the risk management standards and processes of our important third party service providers, there can be no assurance that the risk management efforts of our providers will be successful in preventing all cyber incidents.
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
In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as at other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation. Even if cyber-attacks and similar tactics are not directed specifically at MUB or our third-party service providers, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including MUB. For additional information regarding our obligations to provide for the security of our customers' data, see "Supervision and Regulation - Other Federal Laws and Regulations Affecting Banks - Customer Information Security" in this Form 10-K.
Under the applicable Federal regulatory guidance, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, the financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. A financial institution which fails to observe the regulatory guidance could be subject to various regulatory sanctions, including financial penalties.
The Federal bank regulators have also issued a cyber-security assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cyber-security risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cyber-security risk. The second part of the assessment tool is cyber-security maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators utilize the assessment tool as part of their examination process when evaluating financial institutions’ cyber-security preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism. Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management conducted an initial cyber-security assessment using this tool and expects to perform additional periodic assessments to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.
In the fall of 2016, the federal banking agencies issued an advance notice of proposed rulemaking on enhanced cyber risk management standards which would be applicable to bank holding companies and banks with total consolidated assets of $50 billion or more, such as MUAH and MUB. If such rules are eventually adopted, they could have the effect of increasing the operating costs of entities subject to them and could expose such entities to the risk of regulatory directives or sanctions if the enhanced standards are not met.
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
Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk (including, but not limited to, technology and model risk), legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk, and strategic risk (including risks to our financial position and resilience arising from adverse business decisions or poorly implemented decisions or lack of responsiveness to industry changes and the operating environment), among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. In the banking industry’s complex and rapidly evolving operating environment, certain risks, especially operational risk and strategic risk, can present significant challenges to our risk management framework. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event. Implementation of the IHC described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview - Formation of the U.S. Intermediate Holding Company” of this Form 10-K, could increase our risk management challenges in light of the new customer relationships and lines of business, structural and operational changes, and enhanced governance and risk management standards, among other reasons.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud
All of our issued and outstanding shares of common stock are owned by MUFG and BTMU. As such, we are not required to file periodic reports with the SEC pursuant to the Exchange Act; however, we have elected to voluntarily register our common stock under the Exchange Act and for so long as we maintain that registration in effect we will be required to continue to file such periodic reports with the SEC in accordance with a reduced disclosure format permitted for certain wholly-owned subsidiaries.
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
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, valuation of financial instruments, hedge accounting, transfer pricing, pension obligations, goodwill impairment analysis, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses or sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any of these could adversely affect our business, results of operations, and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
MUAH's headquarters is located at 1251 Avenue of the Americas, in New York, New York. The Company leases approximately 362,000 square feet of space at this location. The Company also owns or leases significant administrative or operational facilities in the San Francisco, Los Angeles and New York areas, with total square footage of approximately 5.6 million square feet. In total, the Company owns or leases approximately 12.3 million square feet of space across all of its locations, which includes its branch network. For additional information regarding leases and rental payments, see Note 5 to our Consolidated Financial Statements included in this Form 10-K.
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

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On November 4, 2008, we became a wholly-owned subsidiary of BTMU and our common stock was delisted from the New York Stock Exchange. All of our issued and outstanding shares of common stock are now held by BTMU and MUFG, and there is presently no established public trading market for our common stock.
ITEM 6.   SELECTED FINANCIAL DATA
Item 6. to this Form 10-K begins on page 40 of this report.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. to this Form 10-K begins on page 43 of this report.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A. to this Form 10-K begins on page 67 of this report.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. to this Form 10-K begins on page 88 of this report.
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures.   As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that these disclosure controls and procedures were effective.
Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting is presented on page 173. The Report of Independent Registered Public Accounting Firm is presented on page 175. During the quarter ended December 31, 2016, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 9B.   OTHER INFORMATION
None.

PART III
ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information called for by this item has been omitted pursuant to General Instruction I(2) of Form 10-K.
Code of Ethics
We have adopted a Code of Ethics applicable to senior financial officers, including our Chief Executive Officer, Chief Financial Officer and Controller & Chief Accounting Officer. A copy of this Code of Ethics is posted on our website. To the extent required by SEC rules, we intend to disclose promptly any amendment to, or waiver from any provision of, the Code of Ethics applicable to senior financial officers on our website. Our website address is www.unionbank.com.
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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The following is a description of the fees billed to MUAH by Deloitte & Touche LLP for 2016 and 2015. All fees were pre-approved by our Audit & Finance Committee.

(Dollars in thousands)	2016	2015
Audit Fees(1)	$8,081	$8,959
Audit-Related Fees(2)	1,930	1,231
Tax Fees(3)	762	1,342
All Other Fees(4)	—	5
Total	$10,773	$11,537

(1)
Audit fees relate to services rendered in connection with the annual audit of MUAH's consolidated financial statements, quarterly reviews of financial statements included in MUAH's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of MUAH's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. Audit fees also include fees for subsidiaries’ audits.

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of MUAH's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors' reports and audits of employee benefit plans.

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2016 and 2015 were $119 thousand and $268 thousand, respectively. For 2016 and 2015, fees related to tax advice and planning were $643 thousand and $1,074 thousand, respectively. For 2016 and 2015, this included tax advisory services on various State of California matters.

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
Pre-approval of Services by Deloitte & Touche LLP
The Audit & Finance Committee has adopted a policy for pre-approval of audit and permitted non-audit services by Deloitte & Touche LLP. The Audit & Finance Committee will periodically consider and, if appropriate, approve, the provision of audit services by its independent registered public accounting firm and consider and, if appropriate, pre-approve, the provision of certain defined audit and non-audit services. The policy provides that:

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

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm are set forth beginning on page 88 of this Form 10-K.
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
ITEM 16.  FORM 10-K SUMMARY
Not applicable.

MUFG Americas Holdings Corporation and Subsidiaries

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Results of operations:
Net interest income	$3,053	$2,892	$2,905	$2,716	$2,598
Noninterest income	2,225	1,850	1,470	1,492	1,330
Total revenue	5,278	4,742	4,375	4,208	3,928
Noninterest expense	3,782	3,747	3,256	3,160	2,933
Pre-tax, pre-provision income(1)	1,496	995	1,119	1,048	995
(Reversal of) provision for credit losses	155	227	8	(34)	1
Income before income taxes and including noncontrolling interests	1,341	768	1,111	1,082	994
Income tax expense	419	169	348	351	298
Net income including noncontrolling interests	922	599	763	731	696
Deduct: Net loss from noncontrolling interests	68	45	19	18	19
Net income attributable to MUAH	$990	$644	$782	$749	$715
Balance sheet (period average):
Total assets	$150,901	$152,423	$147,550	$129,627	$122,432
Total securities	23,625	23,418	22,579	22,563	23,216
Securities borrowed or purchased under resale agreements	24,546	32,503	32,135	27,733	26,672
Total loans held for investment	80,174	78,690	74,023	66,043	57,082
Earning assets	138,335	140,303	133,893	121,589	110,981
Total deposits	84,626	83,175	81,988	76,714	65,743
Securities loaned or sold under repurchase agreements	26,631	31,424	31,560	28,033	26,957
MUAH stockholders' equity	17,003	16,112	15,350	12,868	12,350
Performance ratios:
Return on average assets(2)	0.66%	0.42%	0.53%	0.58%	0.58%
Return on average MUAH stockholders' equity(2)	5.82	4.00	5.10	5.82	5.79
Return on average MUAH tangible common equity(2)(3)	7.39	5.26	6.81	8.24	7.93
Efficiency ratio(4)	71.65	79.02	74.41	75.09	74.67
Adjusted efficiency ratio(5)	65.58	71.26	68.95	68.54	69.83
Net interest margin(2)(6)	2.23	2.08	2.19	2.25	2.36
Net loans charged off to average total loans held for investment (2)	0.30	0.03	0.02	0.05	0.24
Performance ratios excluding MUSA (7):
Return on average assets(2)	0.78%	0.52%	0.67%	0.73%	0.75%
Return on average MUAH stockholders' equity(2)	5.67	3.89	5.03	5.71	5.75
Return on average MUAH tangible common equity(2)(3)	7.28	5.18	6.76	8.13	7.91
Efficiency ratio(4)	71.07	78.55	73.53	74.40	73.59
Adjusted efficiency ratio(5)	64.21	69.96	67.58	67.40	68.43
Net interest margin(2)(6)	2.72	2.71	2.87	2.91	3.14

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

	As of December 31,
	2016	2015	2014	2013	2012
Balance sheet (end of period):
Total assets	$148,144	$153,070	$148,897	$140,026	$129,133
Total securities	24,478	24,517	22,034	22,348	22,455
Securities borrowed or purchased under resale agreements	19,747	31,072	30,035	27,361	25,743
Total loans held for investment	77,551	79,257	78,502	69,852	61,394
Nonperforming assets	692	573	411	499	616
Core deposits(8)	80,482	76,054	76,666	69,155	63,769
Total deposits	86,947	84,300	86,004	80,101	74,304
Securities loaned or sold under repurchase agreements	24,616	29,141	30,056	27,624	26,759
Long-term debt	11,410	13,648	7,963	8,625	7,195
MUAH stockholders' equity	17,233	16,378	15,548	14,597	12,723
Credit ratios:
Allowance for loan losses to total loans held for investment(9)	0.82%	0.91%	0.69%	0.82%	1.20%
Allowance for loan losses to nonaccrual loans(9)	92.69	130.86	144.03	129.34	145.92
Allowance for credit losses to total loans held for investment(10)	1.03	1.12	0.88	1.00	1.40
Allowance for credit losses to nonaccrual loans(10)	116.20	160.74	184.49	158.53	169.96
Nonperforming assets to total loans held for investment and OREO	0.89	0.72	0.52	0.71	1.00
Nonperforming assets to total assets	0.47	0.37	0.28	0.36	0.48
Nonaccrual loans to total loans held for investment	0.89	0.70	0.48	0.63	0.82
Capital ratios:
Regulatory:
Common Equity Tier 1 risk-based capital ratio(11)(14)	14.77%	13.63%	n/a	n/a	n/a
Tier 1 risk-based capital ratio(11)(14)	14.77	13.64	12.79	12.41	11.91
Total risk-based capital ratio(11)(14)	16.45	15.56	14.74	14.61	13.34
Tier 1 leverage ratio(11)(14)	9.92	11.40	11.25	11.27	11.18
Other:
Tangible common equity ratio(12)	9.58%	8.69%	8.38%	8.19%	7.57%
Tier 1 common capital ratio(11)(14)	n/a	n/a	12.74	12.34	11.83
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized; transitional)(11)(14)	n/a	n/a	12.85	n/a	n/a
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(11)(13)(14)	14.73	13.46	12.56	11.78	n/a

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

(1)
Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(2)	Annualized.

(3)
Return on tangible common equity, a non-GAAP financial measure, is net income excluding intangible asset amortization divided by average tangible common equity. Management believes that this ratio provides useful supplemental information regarding the Company's business results. The methodology for determining tangible common equity may differ among companies. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-K for further information.

(4)	The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding staff costs associated with fees from affiliates - support services, foreclosed asset expense and other credit costs, certain costs related to productivity initiatives, LIHC investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, intangible asset amortization, and a contract termination fee) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of fees from affiliates - support services, productivity initiatives related to the sale of certain premises, accretion related to privatization-related fair value adjustments, other credit costs, impairment on private equity investments and gains on sale of fixed assets. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-K for further information.

(6)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(7)
These performance ratios, which are non-GAAP financial measures, do not include MUFG Securities Americas Inc. (MUSA), MUAH's broker-dealer subsidiary. Management believes these ratios provide useful supplemental information regarding the results of the Company's banking business. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-K for further information.

(8)	Core deposits exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000 and certain other deposits not considered to be core customer relationships.

(9)	The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(10)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(11)
The capital ratios as of December 31, 2014 and prior periods are calculated under U.S. Basel I rules. The capital ratios displayed as of December 31,2016 and 2015 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

(14)
Ratios calculated at December 31, 2016 reflect the designation of MUAH as the U.S. Intermediate Holding Company (IHC) of MUFG on July 1, 2016. Prior period ratios have not been revised to include the transferred IHC entities.

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
The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2016, 2015 and 2014 should be read together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of their consolidated subsidiaries, or to all of them together.
Formation of the U.S. Intermediate Holding Company
The financial information included for all periods presented in this Form 10-K reflects the designation of MUFG Americas Holdings Corporation (MUAH) as the U.S. Intermediate Holding Company (IHC) of its ultimate parent, MUFG on July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards. The IHC formation resulted in the transfer of interests in substantially all of MUFG’s U.S. subsidiaries to MUAH. The Company issued 7,991,449 shares to BTMU and MUFG in exchange for the subsidiaries interests. The subsidiaries include MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA), Inc.), a registered broker-dealer, and various other non-bank subsidiaries. MUSA engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions. The assets received and liabilities assumed were transferred at their carrying amount, and consisted largely of securities borrowed and securities purchased under agreements to resell and securities loaned and securities sold under agreements to repurchase. All financial statements and related information for prior periods have been revised to include the results of the transferred IHC entities. Interests in MUFG's remaining U.S. subsidiaries will be transferred to MUAH by July 1, 2017.
Management's Discussion and Analysis includes non-GAAP financial measures which management believes provide useful supplemental information regarding the Company's business results. Certain financial measures have been adjusted for the results of MUSA. Management believes these ratios provide useful supplemental information on the results of MUAH's banking business. For a reconciliation of our non-GAAP financial measures, see the caption "Non-GAAP Financial Measures" in Part II, Item 7. of this Form 10-K.
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
The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches). The Company began providing these services and facilities on July 1, 2014, when BTMU integrated its U.S. branch banking operations, including its employees, under the Bank's operations.

The Bank and BTMU participate in a master services agreement whereby the Bank earns fee income in exchange for services and facilities provided.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale Banking, Investment Banking & Markets and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $148.1 billion at December 31, 2016.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU and MUFG.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2016 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In 2016, revenue was comprised of 58% net interest income and 42% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights

Net income attributable to MUAH was $990 million in 2016, an increase of $346 million from 2015, which was driven primarily by growth in total revenue. Net interest income increased $161 million, or 6%, due to expansion in the net interest margin, partially offset by a decrease in earning assets. Noninterest income increased $375 million, or 20%, due in part to an increase in fees from affiliates. Noninterest expense was stable compared with the prior year, increasing $35 million, or 1%. An increase in the effective tax rate in 2016 to 31% compared with 22% in 2015 partially offset these revenue increases.

The provision for credit losses was $155 million in 2016 compared with $227 million in 2015, reflecting losses in the commercial loan portfolio, primarily the PEP portfolio, resulting from the decline in oil and natural gas prices during 2015 and the first quarter of 2016. The PEP portfolio stabilized during the second half of 2016. PEP loan commitments, including loans outstanding, decreased to $2.7 billion at December 31, 2016 compared with $5.8 billion at December 31, 2015 as a result of charge-offs, transfers of PEP loans to held for sale, paydowns and payoffs. Aside from the oil and gas sector, credit quality continued to be stable during 2016. See "Concentration of Risk" within the "Risk Management" section of this Management's Discussion and Analysis for additional information about our oil and gas loan exposures.

Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 14.77%, 14.77% and 16.45%, respectively, at December 31, 2016. The Tier 1 leverage ratio was 9.92% at December 31, 2016. The Company's risk-based capital ratios increased during 2016 as a result of a decrease in risk-weighted assets and net income earned during the year.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2016			December 31, 2015			December 31, 2014
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)
Assets
Loans held for investment(2)
Commercial and industrial(3)	$29,286	$976	3.33%	$29,126	$906	3.11%	$25,321	$822	3.25%
Commercial mortgage(3)	14,842	525	3.54	13,876	508	3.66	13,559	508	3.75
Construction(3)	2,234	82	3.65	2,054	76	3.71	1,256	40	3.20
Lease financing	1,855	62	3.36	1,934	67	3.46	2,445	106	4.32
Residential mortgage	28,226	933	3.31	28,138	957	3.40	27,449	988	3.60
Home equity and other consumer	3,449	176	5.09	3,122	137	4.38	3,181	129	4.08
Loans, before purchased credit-impaired loans	79,892	2,754	3.45	78,250	2,651	3.39	73,211	2,593	3.54
Purchased credit-impaired loans	282	93	33.06	440	151	34.46	812	273	33.54
Total loans held for investment	80,174	2,847	3.55	78,690	2,802	3.56	74,023	2,866	3.87
Securities	23,625	503	2.13	23,418	483	2.06	22,579	471	2.09
Securities borrowed or purchased under resale agreements	24,546	196	0.80	32,503	112	0.34	32,135	68	0.21
Interest bearing deposits in banks	3,020	16	0.53	2,618	6	0.24	2,898	7	0.25
Federal funds sold	16	—	0.56	18	—	0.30	122	—	0.06
Trading account assets	6,538	172	2.63	2,796	53	1.90	1,844	54	2.91
Other earning assets	416	11	2.66	260	6	2.44	292	3	0.90
Total earning assets	138,335	3,745	2.71	140,303	3,462	2.47	133,893	3,469	2.59
Allowance for loan losses	(766)			(544)			(561)
Cash and due from banks	1,857			1,915			1,830
Premises and equipment, net	615			631			638
Other assets(4)	10,860			10,118			11,750
Total assets	$150,901			$152,423			$147,550
Liabilities
Interest bearing deposits:
Transaction and money market	$38,273	$116	0.30	$38,330	$114	0.30	$38,517	$137	0.36
Savings	5,802	3	0.05	5,624	3	0.06	5,573	5	0.09
Time	6,921	75	1.09	8,305	83	1.00	10,211	96	0.94
Total interest bearing deposits	50,996	194	0.38	52,259	200	0.38	54,301	238	0.44
Commercial paper and other short-term borrowings	5,204	32	0.62	5,530	13	0.33	5,383	59	1.10
Securities loaned or sold under repurchase agreements	26,631	140	0.52	31,424	52	0.17	31,560	21	0.07
Long-term debt	11,904	240	2.01	10,445	250	2.34	8,549	190	2.22
Total borrowed funds	43,739	412	0.94	47,399	315	0.66	45,492	270	0.59
Trading account liabilities	2,662	57	2.13	2,615	30	1.14	1,294	33	2.58
Total interest bearing liabilities	97,397	663	0.68	102,273	545	0.53	101,087	541	0.53
Noninterest bearing deposits	33,630			30,916			27,687
Other liabilities(5)	2,694			2,912			3,180
Total liabilities	133,721			136,101			131,954
Equity
MUAH stockholders' equity	17,003			16,112			15,350
Noncontrolling interests	177			210			246
Total equity	17,180			16,322			15,596
Total liabilities and equity	$150,901			$152,423			$147,550
Net interest income/spread (taxable-equivalent basis)		3,082	2.03%		2,917	1.94%		2,928	2.06%
Impact of noninterest bearing deposits			0.17			0.12			0.11
Impact of other noninterest bearing sources			0.03			0.02			0.02
Net interest margin			2.23			2.08			2.19
Less: taxable-equivalent adjustment		29			25			23
Net interest income		$3,053			$2,892			$2,905

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)
Average balances on loans outstanding include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(3)
Beginning in the second quarter of 2016, the effect of interest rate hedges on commercial loans was reflected in each loan category. Previously, the entire effect of the interest rate hedges was included in commercial and industrial interest income. Prior period amounts have been reclassified to conform to current presentation.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income increased during 2016 compared with 2015 due to expansion of the net interest margin, partially offset by a decrease in earning assets. The net interest margin increased 15 basis points to 2.23% due mainly to an increase in yields on commercial and industrial loans, securities borrowed or purchased under resale agreements and trading assets, and the impact of growth in noninterest bearing deposits. Excluding MUSA, the net interest margin was 2.72% during 2016 compared with 2.71% during 2015, as the increase in yields on commercial and industrial loans were largely offset by a decrease in the higher-yielding PCI loan balance. Earning assets decreased as a result of a decrease in securities borrowed or purchased under resale agreements, partially offset by increases in trading assets and loans held for investment, primarily commercial mortgage loans.
Analysis of Changes in Net Interest Income
The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2016, 2015 and 2014. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees of $29 million, $38 million and $54 million for the years ended 2016, 2015 and 2014, respectively, are included in this table.

	For the Years Ended December 31,
	2016 versus 2015			2015 versus 2014
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income (1)
Loans held for investment:
Commercial and industrial	$5	$65	$70	$120	$(36)	$84
Commercial mortgage	34	(17)	17	12	(12)	—
Construction	7	(1)	6	29	7	36
Lease financing	(3)	(2)	(5)	(20)	(19)	(39)
Residential mortgage	3	(27)	(24)	25	(56)	(31)
Home equity and other consumer loans	15	24	39	(2)	10	8
Loans, before purchased credit-impaired loans			103			58
Purchased credit-impaired loans	(52)	(6)	(58)	(129)	7	(122)
Total loans held for investment			45			(64)
Securities	4	16	20	19	(7)	12
Securities borrowed or purchased under resale agreements	(33)	117	84	1	43	44
Interest bearing deposits in banks	1	9	10	(1)	—	(1)
Federal funds sold	—	—	—	—	—	—
Trading account assets	93	26	119	22	(23)	(1)
Other earning assets	4	1	5	—	3	3
Total earning assets			283			(7)
Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	2	—	2	(1)	(22)	(23)
Savings	—	—	—	—	(2)	(2)
Time	(15)	7	(8)	(19)	6	(13)
Total interest bearing deposits			(6)			(38)
Commercial paper and other short-term borrowings	(1)	20	19	2	(48)	(46)
Securities loaned or sold under repurchase agreements	(9)	97	88	—	31	31
Long-term debt	24	(34)	(10)	48	12	60
Total borrowed funds			97			45
Trading account liabilities	1	26	27	22	(25)	(3)
Total interest bearing liabilities			118			4
Changes in net interest income			$165			$(11)

(1)	Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the years ended December 31, 2016, 2015 and 2014.
Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2016 versus 2015		2015 versus 2014
(Dollars in millions)	2016	2015	2014	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$192	$195	$203	$(3)	(2)%	$(8)	(4)%
Trust and investment management fees	120	111	106	9	8	5	5
Trading account activities	105	62	51	43	69	11	22
Securities gains, net	69	20	18	49	245	2	11
Credit facility fees	108	117	125	(9)	(8)	(8)	(6)
Brokerage commissions and fees	64	79	79	(15)	(19)	—	—
Card processing fees, net	39	33	34	6	18	(1)	(3)
Investment banking and syndication fees	312	319	323	(7)	(2)	(4)	(1)
Fees from affiliates	957	763	320	194	134	443	nm
Other investment income	(5)	9	48	(14)	(156)	(39)	(81)
Other, net	264	142	163	122	86	(21)	13
Total noninterest income	$2,225	$1,850	$1,470	$375	20%	$380	26%

nm     not meaningful

Noninterest income in 2016 increased $375 million, or 20%, compared with 2015 primarily due to increases in fees from affiliates, trading account activities, securities gains, and increased Other, net due to lower FDIC indemnification asset amortization expense and a gain on sale of the Bank's legacy principal branch and administrative office in the fourth quarter of 2016.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded the following income and expenses related to the support services provided to BTMU:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Fees from affiliates - support services	$621	$546	$206
Staff costs associated with fees from affiliates - support services	$577	$507	$193
The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services, with associated costs included within noninterest expense. BTMU integrated its U.S. branch banking operations, including its employees, under the Bank's operations on July 1, 2014. Fees from affiliates and related costs in 2016 and 2015 reflect four quarters of income and costs from the integration - whereas 2014 reflects only two quarters of such income and costs.

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2016 versus 2015		2015 versus 2014
(Dollars in millions)	2016	2015	2014	Amount	Percent	Amount	Percent
Salaries and other compensation	$2,036	$2,014	$1,657	$22	1%	$357	22%
Employee benefits	319	400	302	(81)	(20)	98	32
Salaries and employee benefits	2,355	2,414	1,959	(59)	(2)	455	23
Net occupancy and equipment	325	335	313	(10)	(3)	22	7
Professional and outside services	369	318	275	51	16	43	16
Intangible asset amortization	28	42	52	(14)	(33)	(10)	(19)
Regulatory assessments	72	53	59	19	36	(6)	(10)
Software	154	120	95	34	28	25	26
LIHC investment amortization	8	15	12	(7)	(47)	3	25
Advertising and public relations	37	38	40	(1)	(3)	(2)	(5)
Communications	57	57	51	—	—	6	12
Data processing	31	31	32	—	—	(1)	(3)
Other	346	324	368	22	7	(44)	(12)
Total noninterest expense	$3,782	$3,747	$3,256	$35	1%	$491	15%

Noninterest expense increased slightly in 2016 largely due to increases in professional and outside services expenses and software expenses. Professional and outsides services expense increased due to in part to expenses related to information security and regulatory compliance efforts. Software expense increased as a result of increased investment in software to support various business activities. These increases were partially offset by a decrease in pension expense.

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Income before income taxes and including noncontrolling interests	$1,341	$768	$1,111
Income tax expense	419	169	348
Effective tax rate	31%	22%	31%

Income tax expense and the effective tax rate include both federal and state income taxes. In 2016, income tax expense was $419 million with an effective tax rate of 31%, compared with an expense of $169 million and a rate of 22% in 2015. The effective tax rate was lower in 2015 due to the combination of higher federal income tax credits and lower pretax income.
For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 18 to our Consolidated Financial Statements included in this Form 10-K.

Comparison of 2015 to 2014
Net income for 2015 was $644 million, compared with $782 million in 2014. The decrease of $138 million was largely driven by an increase in the provision for credit losses and increases in salaries and employee benefits, professional and outside services and software expenses. An increase in fees from affiliates and a lower effective tax rate partially offset these expense increases.
The $227 million provision for credit losses in 2015 was substantially due to the continued decline in oil and natural gas prices during 2015, which resulted in negative credit migration in the oil and gas sector of our loan portfolio, primarily within PEP.
Net interest income decreased $13 million in 2015 compared with 2014 despite a $6.4 billion increase in average earning assets due to a decline in interest income on our PCI portfolio and a decrease in the net interest margin. The decrease in interest income on our PCI portfolio resulted from the diminishing size of the PCI portfolio and the effects of early payoffs on certain commercial mortgage loans in 2014 that resulted from improving industry conditions. The net interest margin declined due to the decline in PCI interest income and the repricing of loans in a lower interest rate environment in 2015. Excluding MUSA, the net interest margin decreased to 2.71% in 2015 from 2.87% in 2014 due to the decline in PCI interest income and the decline in yields on loans held for investment. An increase during 2015 in the average notional amount of received fixed interest rate swaps used to hedge floating rate commercial loans partially offset the impact of declining yields. Average earning assets increased in 2015 primarily due to growth in the commercial and industrial loan portfolio.
Noninterest income increased $380 million, or 26%, compared with 2014, primarily due to fee income from affiliates. BTMU integrated its U.S. branch banking operations, including its employees, under the Bank's operations on July 1, 2014. A full year of fees from affiliates was included in 2015. This increase was partially offset by a decrease in other investment income primarily due to losses on equity investments. Other, net includes higher operating lease income in 2014 largely offset by a loss on sale of a portfolio of operating lease assets in the fourth quarter of 2014.

Noninterest expense increased $491 million, or 15%, compared with 2014, primarily due to increased salaries and employee benefit costs from the integration of BTMU’s U.S. branch banking operations, and higher professional and outside services and software expenses. Professional and outside services increased during 2015 due in part to expenses associated with various regulatory compliance initiatives. The increase in software expense reflected implementation of various technology initiatives. Other noninterest expense decreased due primarily to higher operating lease equipment depreciation expense during 2014 from the operating lease assets sold in the fourth quarter of 2014.

For the year ended December 31, 2015, the Company recorded $763 million in fee income from the integration, including $546 million related to support services provided by the Company to BTMU. Noninterest expense related to the support services was $507 million for the year ended December 31, 2015, primarily comprised of salaries and employee benefits. The remaining fee income was recognized through revenue sharing agreements with BTMU, with associated costs included within noninterest expense. For additional information, see “Noninterest Income and Noninterest Expense” in this Form 10-K.

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

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 3 to our Consolidated Financial Statements in this Form 10-K.

Analysis of Securities
The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2016. Equity securities do not have a stated maturity and are included in the total column only. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
Securities Available for Sale

	December 31, 2016
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Asset Liability Management securities:
U.S. Treasury	$—	—%	$344	1.96%	$2,281	1.58%	$—	—%	$2,625	1.63%
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	—	11	2.35	326	1.94	6,477	2.23	6,814	2.22
Privately issued	—	—	2	3.53	—	—	331	3.26	333	3.26
Privately issued - commercial mortgage-backed securities	—	—	—	—	—	—	666	3.35	666	3.35
Collateralized loan obligations	—	—	—	—	1,371	2.34	848	2.38	2,219	2.36
Other	1	3.30	1	3.43	5	7.48	—	—	7	6.27
Total Asset Liability Management securities	1	3.72	358	1.99	3,983	1.88	8,322	2.38	12,664	2.21
Other debt securities:
Direct bank purchase bonds	4	1.46	369	1.62	810	2.53	418	3.06	1,601	2.46
Other	—	—	82	2.46	—	—	26	4.85	108	3.02
Equity securities	—	—	—	—	—	—	—	—	5	—
Total securities available for sale	$5	1.78%	$809	1.87%	$4,793	1.99%	$8,766	2.42%	$14,378	2.24%

Securities Held to Maturity

	December 31, 2016
	Maturities
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$492	1.71%	$—	—%	$—	—%	$492	1.71%
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	50	—	109	2.99	8,142	2.45	8,301	2.44
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	50	1.65	850	2.19	745	2.04	1,645	2.10
Total securities held to maturity	$592	1.56%	$959	2.28%	$8,887	2.41%	$10,438	2.35%

Our securities portfolio at December 31, 2016 included ALM securities with a fair value of $22.7 billion. These securities have an expected weighted average life of 4.55 years at December 31, 2016.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Loans held for investment:
Commercial and industrial	$25,337	$30,214	$28,046	$23,877	$21,181
Commercial mortgage	14,547	13,904	14,016	13,092	9,939
Construction	2,283	2,297	1,794	905	627
Lease financing	1,819	1,911	2,027	2,045	2,110
Total commercial portfolio	43,986	48,326	45,883	39,919	33,857
Residential mortgage	29,836	27,344	28,977	25,547	22,705
Home equity and other consumer loans	3,492	3,251	3,117	3,280	3,647
Total consumer portfolio	33,328	30,595	32,094	28,827	26,352
Total loans held for investment, before purchased credit-impaired loans	77,314	78,921	77,977	68,746	60,209
Purchased credit-impaired loans	237	336	525	1,106	1,185
Total loans held for investment	$77,551	$79,257	$78,502	$69,852	$61,394

The decrease in the commercial and industrial portfolio as of December 31, 2016 compared with December 31, 2015 included reductions in the oil and gas portfolio. See "Concentration of Risk" within the "Risk Management" section of this Management's Discussion and Analysis for additional information about our oil and gas loan exposures. The residential mortgage portfolio increased as a result of organic growth.

Loan Maturities
The following table presents our loans held for investment by contractual maturity.

	December 31, 2016
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment:
Commercial and industrial	$5,844	$16,129	$3,364	$25,337
Commercial mortgage	1,432	5,200	7,915	14,547
Construction	1,084	1,102	97	2,283
Lease financing	321	802	696	1,819
Total commercial portfolio	8,681	23,233	12,072	43,986
Residential mortgage	2	72	29,762	29,836
Home equity and other consumer loans	114	943	2,435	3,492
Total consumer portfolio	116	1,015	32,197	33,328
Total loans held for investment, before purchased credit-impaired loans	8,797	24,248	44,269	77,314
Purchased credit-impaired loans	41	68	128	237
Total loans held for investment	$8,838	$24,316	$44,397	$77,551
Total fixed rate loans held for investment due after one year				$13,723
Total variable rate loans held for investment due after one year				54,990
Total loans held for investment due after one year				$68,713

Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings, where such outstandings exceeded one percent of total assets as of December 31, 2016, were $3.1 billion for Japan. These cross-border outstandings are based on category and legal residence of ultimate risk and are primarily comprised of securities financing arrangements from MUSA. At December 31, 2015, the Company's cross-border outstandings for Canada were $1.2 billion, which was comprised primarily of loans and trading account assets.
Deposits
The table below presents our deposits as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$5,093	$4,474	$619	14%
Money market	34,591	33,896	695	2
Total interest bearing transaction and money market accounts	39,684	38,370	1,314	3
Savings	5,928	5,687	241	4
Time	5,681	7,780	(2,099)	(27)
Total interest bearing deposits	51,293	51,837	(544)	(1)
Noninterest bearing deposits	35,654	32,463	3,191	10
Total deposits	$86,947	$84,300	$2,647	3%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,938	$2,976	$(38)	(1)%
Time	1,918	2,512	(594)	(24)
Total brokered deposits	$4,856	$5,488	$(632)	(12)%
Core Deposits:
Total deposits	$86,947	$84,300	$2,647	3%
Less: total brokered deposits	4,856	5,488	(632)	(12)
Less: total foreign deposits and nonbrokered domestic time deposits of over $250,000	1,609	2,758	(1,149)	(42)
Total core deposits	$80,482	$76,054	$4,428	6%
Total deposits and core deposits were up $2.6 billion and $4.4 billion, respectively, from December 31, 2015, substantially due to deposit growth within the Transaction Banking and Regional Bank segments. Core deposits as a percentage of total deposits were 93% and 90% at December 31, 2016 and 2015, respectively.
The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2016
Three months or less	$1,009
Over three months through six months	459
Over six months through twelve months	570
Over twelve months	604
Total domestic time deposits of $100,000 and over	$2,642
We offer CDs and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits are held by customers, both public and private. Non-U.S. time deposits were $0.2 billion and $0.3 billion at December 31, 2016 and 2015, respectively. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.

Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. These balances are almost entirely attributable to MUSA, and are included in the Company's balance sheet as a result of the transfer of MUFG's interest in MUSA to the Company. Because the yield characteristics of these balances differ significantly from MUB's assets and liabilities, the Company has provided certain non-GAAP measures excluding MUSA. See "Non-GAAP Financial Measures" within this Management's Discussion and Analysis for additional information.

Securities borrowed or purchased under resale agreements were $19.7 billion and $31.1 billion at December 31, 2016 and December 31, 2015, respectively. The following table provides certain information about securities loaned or sold under repurchase agreements.

(Dollars in millions)	December 31, 2016	December 31, 2015
Balance at period end	$24,616	$29,141
Weighted average interest rate at period end	0.62%	0.33%
Maximum outstanding at any month end	$30,922	$34,101
Average balance during the year	$26,631	$31,424
Weighted average interest rate during the year	0.52%	0.17%

Capital Management
Capital Adequacy and Capital Management
A strong capital position is essential to the Company's business strategy. The Company has established a Capital Management Policy, which sets forth, among other things, the principles and guidelines used for capital planning, issuance, usage and distributions, including internal capital goals; the quantitative and qualitative guidelines for dividends and stock repurchases; and the strategies for addressing potential capital shortfalls. The Capital Management Policy sets forth the enterprise-wide capital objectives, which include requirements to maintain capital adequate for the Company's material risks, to maintain access to funding to meet obligations to creditors and counterparties, to provide for effective support of organic growth, and to consider the quality and efficiency of various capital forms while maintaining a strong capital position. Capital is generated principally from the retention of earnings and from capital contributions received from BTMU and MUFG.
Regulatory Capital
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of December 31, 2016, management believes the capital ratios of MUAH and MUB met all regulatory requirements of "well-capitalized" institutions.
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
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of December 31, 2016.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of December 31, 2016 and December 31, 2015.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	December 31, 2016	December 31, 2015(1)
Capital Components
Common Equity Tier 1 capital	$14,757	$12,920
Tier 1 capital	14,757	12,923
Tier 2 capital	1,674	1,824
Total risk-based capital	$16,431	$14,747
Risk-weighted assets	$99,904	$94,775
Average total assets for leverage capital purposes	$148,794	$113,364

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer(2)
(Dollars in millions)	December 31, 2016		December 31, 2015(1)		December 31, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,757	14.77%	$12,920	13.63%	≥	$5,120	5.125%
Tier 1 capital (to risk-weighted assets)	14,757	14.77	12,923	13.64	≥	6,619	6.625
Total capital (to risk-weighted assets)	16,431	16.45	14,747	15.56	≥	8,617	8.625
Tier 1 leverage(3)	14,757	9.92	12,923	11.40	≥	5,952	4.000

(1)	Prior period amounts and ratios have not been revised to include the transferred IHC entities.

(2)	Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.

(3)	Tier 1 capital divided by quarterly average assets (excluding certain deductions).

The formation of the IHC on July 1, 2016 resulted in the issuance of common stock to BTMU and MUFG and the transfer of interests in substantially all of MUFG's U.S. subsidiaries to MUAH, thus increasing the Company's Common Equity Tier 1 capital and total assets. The assets acquired were predominantly from MUSA, and are generally comprised of securities purchased under resale agreements collateralized by U.S. government-sponsored agency RMBS and securities issued by the U.S. Treasury. Accordingly, their impact to average total assets used in the computation of the Tier 1 leverage ratio was more significant than the impact to risk-weighted assets.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of December 31, 2016 and December 31, 2015.

MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	December 31, 2016	December 31, 2015
Capital Components
Common Equity Tier 1 capital	$13,056	$12,384
Tier 1 capital	13,056	12,384
Tier 2 capital	1,504	1,619
Total risk-based capital	$14,560	$14,003
Risk-weighted assets	$89,382	$93,930
Average total assets for leverage capital purposes	$113,939	$112,243

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	December 31, 2016		December 31, 2015		December 31, 2016
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,056	14.61%	$12,384	13.18%	≥	$4,581	5.125%	≥	$5,810	6.5%
Tier 1 capital (to risk-weighted assets)	13,056	14.61	12,384	13.18	≥	5,922	6.625	≥	7,151	8.0
Total capital (to risk-weighted assets)	14,560	16.29	14,003	14.91	≥	7,709	8.625	≥	8,938	10.0
Tier 1 leverage(2)	13,056	11.46	12,384	11.03	≥	4,558	4.000	≥	5,697	5.0

(1)Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain deductions).
In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at December 31, 2016. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
(Dollars in millions)
Total MUAH stockholders' equity	$17,233	$16,378
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(223)	(190)
Deferred tax liabilities related to goodwill and intangible assets	79	39
Tangible common equity (a)	$13,864	$13,002
Total assets	$148,144	$153,070
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(223)	(190)
Deferred tax liabilities related to goodwill and intangible assets	79	39
Tangible assets (b)	$144,775	$149,694
Tangible common equity ratio (a)/(b)	9.58%	8.69%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2016 and December 31, 2015 was estimated to be 14.73% and 13.46%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both December 31, 2016 and December 31, 2015.

The following tables summarize the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2016:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	December 31, 2016	December 31, 2015
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$14,757	$12,920
Other	(58)	(61)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$14,699	$12,859

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$99,904	$94,775
Adjustments	(137)	756
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$99,767	$95,531
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	14.73%	13.46%

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
Risk Management Structure
Board Committees
Risk Committee
The Risk Committee of the Board of Directors is broadly responsible for oversight of (1) risk management, (2) compliance with legal and regulatory requirements, and (3) the credit, operational and other material risks to which the Company may be exposed. The Risk Committee is responsible for risk management oversight in the key areas outlined below, and has the authority to direct corrective and remedial actions.
The Risk Committee generally oversees the Company’s risk management and the enterprise level risk appetite frameworks and establishes guidelines for reporting and escalating risk issues.
The Risk Committee provides oversight of management’s control over the following risk categories: credit, market, liquidity, operational (including modeling and technology), compliance, reputation and strategic risks. The Risk Committee also reviews and assesses risks from the viewpoint of protecting the overall safety and soundness of the Company.
Human Capital Committee

The Human Capital Committee oversees the Company’s compensation and risk review processes in line with competitive market practice and regulatory guidance associated with responsible risk management practices. The Human Capital Committee reviews the CRO’s risk assessment of the Company’s annual incentive compensation plan to assure that it is consistent with the Company’s stated risk appetite and regulatory guidance.
Audit & Finance Committee
The Audit & Finance Committee of the Board of Directors is responsible for oversight of liquidity and interest rate risk. The Audit & Finance Committee also oversees the IAA and CEA, both of which provide the Audit & Finance Committee with independent assessments of risk.
Management Committees
The ECA provides direction on major corporate policies including strategic, financial, risk management, infrastructure, regulatory and governance policies. The ECA has established and delegated authority to the ARC whose responsibilities include managing balance sheets and operations, reviewing risk management policies, and overseeing the risk management framework and all risks on an integrated basis. The ARC oversees areas of risk with and through its sub-committees, including: Credit Risk Committee; Market Risk Management Committee; Liquidity Risk and Interest Rate Risk Committee; Compliance Risk Committee; Information Risk Committee; Reputation Risk Committee; and Operational Risk Management Committee.

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
We have a Credit Risk Committee, chaired by the head of the Credit Strategies Group and composed of the Chief Credit Officers responsible for our loan portfolio segments and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Forum, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officers and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.
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
Allowance and Related Provision for Credit Losses
The allowance for loan losses was $639 million at December 31, 2016 compared with $723 million at December 31, 2015. Our ratio of allowance for loan losses to total loans held for investment was 0.82% as of December 31, 2016 and 0.91% as of December 31, 2015. The $158 million provision for loan losses during the year ended December 31, 2016 was largely due to losses in the commercial loan portfolio, primarily the PEP portfolio, resulting from the decline in oil and natural gas prices during 2015 and the first quarter of 2016. The PEP portfolio stabilized during the second half of 2016. The provision also included the impact of refinements made to the loss factors within the commercial portfolio in the fourth quarter of 2016. Net loans charged-off during 2016 totaled $244 million, substantially comprised of PEP loans, including $98 million of charge-offs related to the transfer of $560 million of PEP loans to held for sale. Net loans charged off to average total loans held for investment increased to 0.30% for the year ended December 31, 2016 compared with 0.03% for the year ended December 31, 2015.

The unallocated allowance for loan losses at December 31, 2016 decreased to zero from $20 million at December 31, 2015 due to precipitation in California bringing moderate relief to drought conditions.

Nonaccrual loans were $689 million at December 31, 2016 compared with $552 million at December 31, 2015. The increase in nonaccrual loans outstanding during 2016 was primarily driven by an increase in certain loans in the oil and gas portfolio during the year, partially offset by the transfer of PEP loans to held for sale. Our ratio of nonaccrual loans to total loans held for investment increased to 0.89% at December 31, 2016 from 0.70% at December 31, 2015. Our ratio of allowance for loan losses to nonaccrual loans decreased to 92.69% at December 31, 2016 from 130.86% at December 31, 2015. PEP criticized loans outstanding decreased to $1.0 billion at December 31, 2016 from $1.2 billion at December 31, 2015, reflecting the stabilization of the PEP portfolio, transfers of PEP loans to held for sale, charge-offs of certain PEP loans held for investment and paydowns and payoffs. For further discussion see Part I, Item 1A. "Risk Factors- Adverse economic factors affecting certain industries we serve could adversely affect our business" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Concentration of Risk" in this Form 10-K. Criticized credits are those that have regulatory risk ratings of “special mention,” “substandard” or “doubtful.” Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, could jeopardize repayment of the loan and result in further downgrade. Adversely classified credits are those that are internally risk rated as substandard or doubtful. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full collection of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

The following table reflects the related allowance for loan losses allocated to a loan category at year- end for the indicated years and the percentage of the allocation to the year-end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2016		2015		2014		2013		2012
Commercial and industrial	$436	1.72%	$542	1.79%	$351	1.25%	$301	1.26%	$302	1.43%
Commercial mortgage	83	0.57	88	0.64	99	0.71	107	0.82	125	1.21
Construction	15	0.66	14	0.59	9	0.50	6	0.63	6	0.91
Lease financing	18	0.99	9	0.48	9	0.45	8	0.40	69	3.27
Total commercial portfolio	552	1.25	653	1.35	468	1.02	422	1.17	502	1.25
Residential	36	0.12	31	0.11	38	0.13	49	0.19	80	0.35
Home equity and other consumer loans	47	1.35	18	0.56	11	0.35	20	0.62	44	1.18
Total consumer portfolio	83	0.25	49	0.16	49	0.15	69	0.24	124	0.47
Total allocated allowance, excluding purchased credit-impaired loans	635	0.82	702	0.89	517	0.66	491	0.78	626	0.91
Unallocated	—		20		20		77		110
Allowance for loan losses, excluding allowance on purchased credit-impaired loans	635	0.82	722	0.91	537	0.69	568	0.83	736	1.22
Allowance for loan losses on purchased credit-impaired loans	4	1.69	1	0.26	3	0.57	1	0.10	1	0.26
Total allowance for loan losses	$639	0.82%	$723	0.91%	$540	0.69%	$569	0.81%	$737	1.20%

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Allowance for loan losses, beginning of period	$723	$540	$569	$737	$855
(Reversal of) provision for loan losses	158	213	(14)	(59)	13
Other	2	(2)	(3)	—	—
Loans charged-off:
Commercial and industrial	(146)	(24)	(34)	(38)	(62)
Commercial and industrial - transfer to held for sale	(113)	—	—	(75)	—
Commercial mortgage	—	(4)	(4)	(7)	(15)
Construction	—	—	—	(1)	(11)
Total commercial portfolio	(259)	(28)	(38)	(121)	(88)
Residential mortgage	3	(1)	(3)	(13)	(49)
Home equity and other consumer loans	(15)	(7)	(8)	(17)	(46)
Total consumer portfolio	(12)	(8)	(11)	(30)	(95)
Purchased credit-impaired loans	—	(12)	(1)	(3)	(13)
Total loans charged-off	(271)	(48)	(50)	(154)	(196)
Recoveries of loans previously charged-off:
Commercial and industrial	20	16	27	21	25
Commercial mortgage	4	1	3	6	18
Construction	—	—	3	1	9
Lease financing	—	—	—	1	5
Total commercial portfolio	24	17	33	29	57
Home equity and other consumer loans	2	2	4	4	3
Total consumer portfolio	2	2	4	4	3
Purchased credit-impaired loans	1	1	1	12	5
Total recoveries of loans previously charged-off	27	20	38	45	65
Net loans recovered (charged-off)	(244)	(28)	(12)	(109)	(131)
Ending balance of allowance for loan losses	639	723	540	569	737
Allowance for losses on unfunded credit commitments	162	165	152	134	117
Total allowance for credit losses	$801	$888	$692	$703	$854

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
The following table sets forth the components of nonperforming assets and TDRs:

	December 31,
(Dollars in millions)	2016	2015	2014	2013	2012
Nonaccrual loans:
Commercial and industrial	$457	$284	$55	$44	$48
Commercial mortgage	31	37	40	51	65
Total commercial portfolio	488	321	95	95	113
Residential mortgage	171	190	231	286	306
Home equity and other consumer loans	26	35	40	46	56
Total consumer portfolio	197	225	271	332	362
Total nonaccrual loans, before purchased credit-impaired loans	685	546	366	427	475
Purchased credit-impaired loans	4	6	9	15	30
Total nonaccrual loans	689	552	375	442	505
OREO	3	21	36	57	111
Total nonperforming assets	$692	$573	$411	$499	$616
Troubled debt restructurings:
Accruing	$215	$413	$283	$367	$401
Nonaccruing (included in total nonaccrual loans above)	384	409	184	225	209
Total troubled debt restructurings	$599	$822	$467	$592	$610

Total nonperforming assets as of December 31, 2016 were $692 million, or 0.47% of total assets, compared with $573 million, or 0.37% of total assets, at December 31, 2015. The increase in nonperforming assets of $119 million from December 31, 2015 to December 31, 2016 was driven primarily by a decline in customer credit quality within the oil and gas sector of our commercial portfolio, partially offset by improvements in credit quality within the consumer portfolio as a result of early payoffs, as well as the return of previously reported past due loans to current payment status.
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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2016 and 2015. See Note 4 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2016	2015	2016	2015
Commercial and industrial	$321	$499	1.27%	1.65%
Commercial mortgage	9	16	0.06	0.11
Total commercial portfolio	330	515	0.75	1.06
Residential mortgage	239	276	0.80	1.01
Home equity and other consumer loans	30	31	0.86	0.97
Total consumer portfolio	269	307	0.81	1.01
Total restructured loans, excluding purchased credit-impaired loans	$599	$822	0.77%	1.04%

Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $10 million and $2 million at December 31, 2016 and 2015, respectively. These amounts exclude PCI loans, which are generally accounted for within loan pools, of $13 million and $16 million at December 31, 2016 and 2015, respectively. The past due status of individual loans included within PCI loan pools is not a meaningful indicator of credit quality, as potential credit losses are measured at the loan pool level against prior expectations of cash flow performance.

Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, oil and gas, and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at either December 31, 2016 or December 31, 2015.
The Company's credit exposure within the oil and gas industry is substantially all within its commercial loan portfolio. To a much smaller extent, the Company also holds private equity investments issued by entities within the oil and gas industry. The following tables provide further information on the sectors within our oil and gas loan portfolio:

	December 31, 2016		December 31, 2015
Oil and Gas Portfolio Sectors	Percentage of Loan Commitments	Percentage of Loans Outstanding	Percentage of Loan Commitments	Percentage of Loans Outstanding
Petroleum exploration and production	63%	65%	78%	81%
Transportation	14	11	11	14
Service	8	9	2	3
Other	15	15	9	2

	December 31, 2016			December 31, 2015
(Dollars in millions)	Total	Criticized	Nonaccrual	Total	Criticized	Nonaccrual
Total Oil and Gas Portfolio
Loan commitments	$4,254	$1,754	$320	$7,351	$2,156	$175
Loans outstanding(1)	2,002	1,056	320	3,654	1,226	175
Allowance for credit losses	198			329
Allowance for loan losses	169			297
Petroleum Exploration and Production Sector of Portfolio
Loan commitments	$2,661	$1,704	$320	$5,768	$2,156	$175
Loans outstanding(1)	1,291	1,027	320	2,943	1,226	175
Allowance for credit losses	184			319
Allowance for loan losses	159			291

(1)	Excludes loans held for sale. Loans held for sale are accounted for at lower of aggregate cost or fair value, with valuation changes included as adjustments to noninterest income.

As of December 31, 2016 and December 31, 2015, approximately 75% and 82%, respectively, of our PEP portfolio, which includes natural gas, was comprised of reserve-based commitments. Reserve-based lending typically consists of loans collateralized with oil and gas reserves. The Company periodically resets its forward-looking view of oil and natural gas prices used to calculate a borrower's reserve value as part of its assessment of the commitment amount.

As of December 31, 2016 and December 31, 2015, respectively, approximately 74% and 75% of our oil and gas commitments consisted of Shared National Credits, which are loans or commitments with a total size of $20 million or more that are shared among three or more unaffiliated banks. We were the lead agent for 32% and 27% of these commitments as of December 31, 2016 and December 31, 2015, respectively. Second lien and junior commitments were de minimis at December 31, 2016.

The allowance for loan losses for the oil and gas sector is primarily comprised of formulaic and specific reserves based on internal ratings. Charge-offs within the oil and gas portfolio were $225 million for the year ended December 31, 2016 and de minimis for the year ended December 31, 2015. The Company manages risk on this portfolio by proactively risk rating and downgrading loans based on revised cash flow expectations and collateral assessments.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2016, 52% of the Company’s construction loan portfolio was concentrated in California, 13% to borrowers in New York and 5% to borrowers in Colorado. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2016, 61% of the Company’s commercial mortgage loans were made to borrowers located in California, 8% to borrowers in New York, and 7% to borrowers in Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At December 31, 2016, payment terms on 40% of our residential mortgage loans require a monthly payment that covers the full amount of interest due, but do not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 32% of these home equity loans and lines were supported by first liens on residential properties at both December 31, 2016 and December 31, 2015, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 4 to our consolidated financial statements included in this Form 10-K for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2016.
As of December 31, 2016, our sovereign and non-sovereign debt exposure to European countries was not material.
Interest Foregone
If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $30 million of interest income in 2016. For loans that were on nonaccrual status during 2016 and accounted for as cash basis nonaccrual loans, we recognized interest income of $20 million.
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

ARC, composed of selected senior officers of the Company, supports the MRM Policy setting process by striving to ensure that the Company has an effective process to identify, monitor, measure and manage market risk as required by the MRM Policy. ARC provides broad and strategic guidance for market risk management by defining the risk and return direction for the Company. MRMC approves the trading policies that govern the Company’s activities. ALCO is responsible for the approval of specific interest rate risk management programs, including those related to interest rate hedging, investment securities and wholesale funding of MUAH, along with approval of capital policies.
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

(Dollars in millions)	December 31, 2016
Effect on net interest income:
Increase 200 basis points	$18.5
as a percentage of base case net interest income	0.61%
Decrease 100 basis points	$(19.1)
as a percentage of base case net interest income	(0.63)%
An increase in rates increases net interest income. During 2016, the Company’s asset sensitive profile decreased due to changes in balance sheet composition and forecasted balance sheet activity over the next twelve months, reflecting, in part, the inclusion of the transferred IHC entities in our interest rate sensitivity simulation beginning in the third quarter of 2016, as well as the impact of recent rate increases on certain components of the balance sheet. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At December 31, 2016 and 2015, our ALM securities portfolio fair values were $22.7 billion and $22.9 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.6 years at December 31, 2016. At December 31, 2016, approximately $3.5 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2016, we purchased $9.0 billion and sold $4.8 billion of securities, as part of our investment portfolio strategy, while $4.2 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 4.0 years at December 31, 2016, compared with 3.4 years at December 31, 2015. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 4.0 years suggests an expected price decrease of approximately 4.0% for an immediate 1.0% parallel increase in interest rates.
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
ALM and Other Risk Management Derivatives
Since December 31, 2015, the notional amount of the ALM derivatives portfolio decreased by $0.3 billion as we added $4.5 billion and terminated $4.8 billion total receive fixed interest rate swap contracts to hedge floating rate commercial loans and short-term borrowings. The gross positive fair value of ALM derivatives decreased during 2016 primarily as a result of changes in interest rate swap rates.
Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 13 to our Consolidated Financial Statements in this Form 10-K.

(Dollars in millions)	December 31, 2016	December 31, 2015	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$15,959	$16,291	$(332)
Total ALM derivatives	15,959	16,291	(332)
Other risk management derivatives	1,045	2,107	(1,062)
Total ALM and other risk management derivatives	$17,004	$18,398	$(1,394)
Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$22	$75	$(53)
Gross negative fair value	199	16	183
Positive (negative) fair value of ALM derivatives, net	(177)	59	(236)
Other risk management derivatives:
Gross positive fair value	3	14	(11)
Gross negative fair value	90	2	88
Positive (negative) fair value of other risk management derivatives, net	(87)	12	(99)
Positive (negative) fair value of ALM and other risk management derivatives, net	$(264)	$71	$(335)

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
The following table sets forth the average, high and low 10-day, 99% confidence level VaR for our trading activities for the six months ended December 31, 2016. The transferred IHC entities were included in our VaR calculations beginning in the third quarter of 2016.

(Dollars in millions)	December 31, 2016
Average VaR	$7.9
High VaR	10.7
Low VaR	6.2
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. Similarly, we continue to generate most of our securities trading income from customer-related transactions.

The following table provides the fair value of our trading account portfolio as of December 31, 2016 and 2015 and the change in fair value between December 31, 2016 and 2015.

(Dollars in millions)	December 31, 2016	December 31, 2015	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$1,730	$1,429	$301
Corporate bonds	841	828	13
Mortgage-backed securities	5,221	—	5,221
Derivatives (including netting adjustment)	851	916	(65)
Other	299	561	(262)
Trading account assets	$8,942	$3,734	$5,208

Fair value of trading account liabilities:
U.S. Treasury securities	$1,973	$2,469	$(496)
Corporate bonds	298	412	(114)
Derivatives (including netting adjustment)	576	773	(197)
Other	58	58	—
Trading account liabilities	$2,905	$3,712	$(807)

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$149,229	$100,991	$48,238
Commodity contracts	2,825	3,775	(950)
Foreign exchange contracts	5,981	5,043	938
Equity contracts	2,385	3,351	(966)
Other contracts	4	37	(33)
Total	$160,424	$113,197	$47,227
Fair value of positions held for trading purposes:
Gross positive fair value	$1,601	$1,750	$(149)
Gross negative fair value	1,395	1,632	(237)
Positive fair value of positions, net	$206	$118	$88

Notional amounts at December 31, 2016 included $0.9 billion, $0.7 billion and $2.3 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
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

Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Although we make an effort to diversify our sources of liquidity, as discussed below, we will be required to maintain a minimum amount of TLAC-eligible debt due to BTMU beginning January 1, 2019. Various tools are used to measure and monitor liquidity, including forecasting of the sources and uses of cash flows over multiple time horizons and stress testing of the forecasts under various scenarios. Stress testing, which incorporates both institution-specific, and systemic market scenarios, as well as a combination scenario that adversely affects the Company's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Company maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources, adjusting asset growth and financing or selling assets.
We maintain a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities decreased by $1.1 billion to $19.2 billion at December 31, 2016 from $20.3 billion at December 31, 2015. As of December 31, 2016, the Bank had $0.7 billion of short-term borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $29.7 billion.

Our primary funding sources are core customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Core deposits, which exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships, provide us with a sizable source of relatively stable and low-cost funds. At December 31, 2016, our core deposits totaled $80.5 billion and our total loan-to-total core deposit ratio was 96.4% Total deposits were up $2.6 billion from $84.3 billion at December 31, 2015 to $86.9 billion at December 31, 2016.

The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at December 31, 2016. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. As of December 31, 2016, the parent company’s liquidity exceeded 20 months.

MUAH issues debt securities through a $3.6 billion shelf registration statement with the SEC. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the shelf registration statement. As of December 31, 2016, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

MUAH also borrows, on a long-term basis, from BTMU. At December 31, 2016, MUAH’s total debt outstanding to BTMU totaled $845 million. This compares to $300 million on December 31, 2015. MUAH maintains a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes. At December 31, 2016 and December 31, 2015, this line of credit was undrawn.

MUAH’s subsidiaries also may borrow on a long-term basis from BTMU and affiliates. In total, as of December 31, 2016, the Company had total long-term debt issued to BTMU and affiliates of $6.0 billion including $935 million of subordinated debt with a capital component.

In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The final rule includes an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or BTMU (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is designed to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019. The Company expects to restructure existing debt issued to BTMU and replace a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to BTMU or MUFG in order to comply with the new rules. See "Supervision and Regulation—Dodd-Frank Act and Related Regulations" in Part I, Item 1. of this Form 10-K.
The Company’s total wholesale funding included $10.8 billion of long term debt (excluding nonrecourse debt) and $2.4 billion of short-term debt at December 31, 2016. For additional information regarding our outstanding debt, refer to Note 10 and Note 11 to our Consolidated Financial Statements included in this Form 10-K. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of December 31, 2016:

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

For information regarding this rule, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards—Liquidity Coverage Ratio" in Part I, Item 1. of this Form 10-K and "The effects of changes or increases in, or supervisory enforcement of, banking, securities or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in Part I, Item 1A. "Risk Factors" of this Form 10-K.
Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. This definition includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber-attacks. See "We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks" in Part I, Item 1A. "Risk Factors" of this Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.
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

The following table presents, as of December 31, 2016, our significant and determinable contractual obligations by payment date, except for obligations under our pension and post-retirement plans, which are included in Note 16 to our Consolidated Financial Statements included in this Form 10-K.

	December 31, 2016
(Dollars in millions)	One Year or Less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$3,730	$1,630	$319	$2	$5,681
Long-term debt	1,009	6,260	1,937	2,175	11,381
Contractual interest payments(1)	231	287	165	123	806
Operating leases (premises)	163	267	195	386	1,011
Purchase obligations	111	95	20	—	226
Total debt and operating leases	$5,244	$8,539	$2,636	$2,686	$19,105

(1)
Includes accrued interest and future contractual interest obligations. Interest on foreign denominated time deposits were converted to USD based on the December 31, 2016 spot rate. Floating rate debts are assumed to have the same rates as of December 31, 2016.

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
Business Segments
We have five reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, Investment Banking & Markets and MUFG Securities Americas Inc. For a more detailed description of these reportable segments, refer to Note 23 to our consolidated financial statements included in this Form 10-K. In January 2017, the management of MUFG Americas announced a realignment of its business model in the Americas, which includes MUAH. The realignment consolidates the customer base of the Investment Banking and Markets segment, including its products and services, into the activities performed within various other operating segments. The Company will evaluate this change as part of its evaluation of business segments during the first quarter of 2017.
Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Beginning with the second quarter of 2016, the Company revised its methodology for allocating certain indirect costs to the segments. Beginning with the third quarter of

2016, the Company revised its funds transfer pricing methodology related to certain deposits. Prior period results have been updated to reflect these changes in methodology. Certain of the transferred IHC entities are not measured using a "market view" perspective. For a description of these methodologies, see Note 23 to our Consolidated Financial Statements included in this Form 10-K.
Regional Bank
The Regional Bank offers a wide range of financial products and services to individuals and businesses on the West Coast. Capabilities are delivered through a network of retail and private banking offices, digital channels, relationship managers, call centers and ATMs.
Consumers have access to checking and deposit accounts, residential mortgage loans, consumer loans, home equity lines of credit, credit cards, bill and loan payment services, and merchant services.
Commercial clients with up to $500 million in annual revenue have access to commercial and asset-based loans, and professional real estate developers are offered financing solutions for existing properties and construction projects. Through partnerships with other areas of the bank, these clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.
The Wealth Markets Division serves corporate, institutional, non-profit and individual clients. Products and services include wealth planning, trust and estate services, investment and asset management, and brokerage.
The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Years Ended December 31,			2016 vs 2015 Increase (Decrease)
(Dollars in millions)	2016	2015	2014	Amount	Percent
Results of operations—Market View
Net interest income	$1,923	$1,896	$2,057	$27	1%
Noninterest income	469	451	431	18	4
Total revenue	2,392	2,347	2,488	45	2
Noninterest expense	1,750	1,839	1,714	(89)	(5)
(Reversal of) provision for credit losses	30	13	—	17	131
Income before income taxes and including noncontrolling interests	612	495	774	117	24
Income tax expense	172	123	242	49	40
Net income attributable to MUAH	$440	$372	$532	$68	18%
Average balances—Market View
Total loans held for investment	$58,285	$56,767	$54,757	$1,518	3%
Total assets	62,633	61,375	59,250	1,258	2
Total deposits	52,455	50,810	49,927	1,645	3

Net interest income increased slightly in 2016 as the impact of higher average loan and deposit balances were partially offset by declining loan yields. Noninterest income increased in 2016 due to an increase in trading account activities. Noninterest expense decreased during 2016 due to a reduction in allocated costs, the impact of expense reduction measures which reduced headcount, and a contract termination fee during the second quarter of 2015. These decreases were partially offset by increases in FDIC insurance costs and expenses for regulatory compliance efforts.
The provision for credit losses in 2016 reflects the impact of losses recorded in the commercial loan portfolio and the inclusion of the retail credit card portfolio that MUAH purchased in the third quarter of 2016. The 2016 provision also includes the impact of refinements to the loss factors within the commercial loan portfolio.
2015 net interest income decreased compared with 2014 due to a decrease in income on PCI loans and lower loan yields. These decreases were partially offset by higher average loan balances due to growth in commercial and industrial, commercial mortgage and residential mortgage loan balances. Noninterest expense increased during 2015 due largely to an increase in allocated costs.

U.S. Wholesale Banking
U.S. Wholesale Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $500 million. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Wholesale Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
The following table sets forth the results for the U.S. Wholesale Banking segment:

U.S. Wholesale Banking
	For the Years Ended December 31,			2016 vs 2015 Increase (Decrease)
(Dollars in millions)	2016	2015	2014	Amount	Percent
Results of operations—Market View
Net interest income	$417	$418	$368	$(1)	—%
Noninterest income	285	135	186	150	111
Total revenue	702	553	554	149	27
Noninterest expense	199	211	180	(12)	(6)
(Reversal of) provision for credit losses	50	206	(18)	(156)	(76)
Income before income taxes and including noncontrolling interests	453	136	392	317	233
Income tax expense	178	54	154	124	230
Net income attributable to MUAH	$275	$82	$238	$193	235%
Average balances—Market View
Total loans held for investment	$12,969	$12,807	$10,668	$162	1%
Total assets	14,390	13,983	11,894	407	3
Total deposits	8,938	8,738	7,629	200	2

Net interest income was flat in 2016 compared with 2015 as average loan and deposit balances did not change significantly during the year and declining yields in certain segments of the loan portfolio were offset by a higher funds transfer pricing credit on deposit balances. Noninterest income was higher due largely to increases in trading account activities and transaction referral fees earned from a related party. Noninterest expense decreased due to lower salaries and employee benefits expense resulting from lower headcount. The provision for credit losses in 2016 was due to increased reserves for the oil and gas portfolio during the first half of the year, which stabilized during the second half of 2016. The 2016 provision also includes the impact of refinements to the loss factors within the commercial loan portfolio.
Net interest income was higher during 2015 compared with 2014 due to higher average loan balances and a higher funds transfer pricing credit from higher average deposit balances. Noninterest income was lower due to decreases in syndication fees and credit facility fees. The increased provision for credit losses in 2015 was primarily due to increased reserves within the oil and gas portfolio.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Years Ended December 31,			2016 vs 2015 Increase (Decrease)
(Dollars in millions)	2016	2015	2014	Amount	Percent
Results of operations—Market View
Net interest income	$486	$441	$423	$45	10%
Noninterest income	167	169	158	(2)	(1)
Total revenue	653	610	581	43	7
Noninterest expense	461	437	381	24	5
(Reversal of) provision for credit losses	—	1	(3)	(1)	(100)
Income before income taxes and including noncontrolling interests	192	172	203	20	12
Income tax expense	75	67	79	8	12
Net income attributable to MUAH	$117	$105	$124	$12	11%
Average balances—Market View
Total loans held for investment	$53	$55	$126	$(2)	(4)%
Total assets	1,907	1,815	1,636	92	5
Total deposits	37,130	36,009	33,759	1,121	3

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income during 2016 was driven by higher average deposit balances and an increase in the funds transfer pricing credit rate. The increase in noninterest expense during 2016 included the impact of an increase in FDIC insurance costs, fixed asset impairments and customer product development activities.
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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Years Ended December 31,			2016 vs 2015 Increase (Decrease)
(Dollars in millions)	2016	2015	2014	Amount	Percent
Results of operations—Market View
Net interest income	$213	$249	$250	$(36)	(14)%
Noninterest income	349	294	461	55	19
Total revenue	562	543	711	19	3
Noninterest expense	223	243	390	(20)	(8)
(Reversal of) provision for credit losses	53	(22)	43	75	341
Income before income taxes and including noncontrolling interests	286	322	278	(36)	(11)
Income tax expense	22	59	66	(37)	(63)
Deduct: net loss from noncontrolling interests	1	—	—	1	100
Net income attributable to MUAH	$265	$263	$212	$2	1%
Average balances—Market View
Total loans held for investment	$10,124	$10,305	$9,505	$(181)	(2)%
Total assets	14,284	13,899	14,281	385	3
Total deposits	685	784	971	(99)	(13)

The decrease in net interest income was due to lower loan yields in 2016. Noninterest income increased during 2016 due to increases in trading account activities and transaction referral fees earned from a related party. Noninterest expense was lower in 2016 primarily due to lower salaries and benefits expense resulting from lower headcount. The provision for credit losses for 2016 was due to the deterioration in credit quality of certain customers affected by low energy prices.
Net interest income declined in 2015 compared with 2014 due to a decline in loan yields, which more than offset the increase in average loan balances. Noninterest income was lower in 2015 due to a decline in syndication fees, lower trading account activities, and losses on equity investments. The reversal of provision for credit losses during 2015 resulted from a net overall improvement in customer credit quality and paydowns of certain exposures.

MUFG Securities Americas Inc.
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment:

MUSA
	For the Years Ended December 31,			2016 vs 2015 Increase (Decrease)
(Dollars in millions)	2016	2015	2014	Amount	Percent
Results of operations—Market View
Net interest income	$164	$72	$55	$92	128%
Noninterest income	302	300	255	2	1
Total revenue	466	372	310	94	25
Noninterest expense	362	315	266	47	15
(Reversal of) provision for credit losses	—	—	—	—	—
Income before income taxes and including noncontrolling interests	104	57	44	47	82
Income tax expense	42	22	17	20	91
Net income attributable to MUAH	$62	$35	$27	$27	77%
Average balances—Market View
Total loans held for investment	$—	$—	$—	$—	—%
Total assets	31,518	35,702	34,348	(4,184)	(12)
Total deposits	—	—	—	—	—

Net interest income increased in 2016 due to higher yields on securities borrowed and purchased under resale agreements and higher balances and yields on trading account assets. Noninterest expense increased due to increases in salaries and employee benefits expense resulting from increased headcount and affiliate revenue sharing expense.
Net interest income increased during 2015 compared with 2014 due to higher yields on securities borrowed and purchased under resale agreements. Noninterest income was higher due to increases in income from capital markets transactions, included within investment banking fees, and trading account activities. Noninterest expense increased due to increases in salaries and employee benefits expense resulting from increased headcount.

Other
"Other" includes the Asian Corporate Banking segment, which offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan or other Asian countries; Corporate Treasury, which is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios; and certain corporate activities of the Company.
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
The following table sets forth the results for Other:

Other
	For the Years Ended December 31,			2016 vs 2015 Increase (Decrease)
(Dollars in millions)	2016	2015	2014	Amount	Percent
Results of operations—Market View
Net interest income	$(150)	$(184)	$(248)	$34	18%
Noninterest income	653	501	(21)	152	30
Total revenue	503	317	(269)	186	59
Noninterest expense	787	702	325	85	12
(Reversal of) provision for credit losses	22	29	(14)	(7)	(24)
Income (loss) before income taxes and including noncontrolling interests	(306)	(414)	(580)	108	26
Income tax expense (benefit)	(70)	(156)	(210)	86	55
Net income (loss) including noncontrolling interest	(236)	(258)	(370)	22	9
Deduct: net loss from noncontrolling interests	67	45	19	22	49
Net income attributable to MUAH	$(169)	$(213)	$(351)	$44	21%
Average balances—Market View
Total loans held for investment	$(1,257)	$(1,244)	$(1,033)	$(13)	(1)%
Total assets	26,169	25,649	26,141	520	2
Total deposits	(14,582)	(13,166)	(10,298)	(1,416)	(11)

Critical Accounting Estimates
MUAH's consolidated financial statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. We use historical loss factors, adjusted for current conditions, to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from the loss factors that we use. Other significant estimates that we use include the valuation of certain derivatives and securities, the assumptions used in measuring our transfer pricing revenue, pension obligations, goodwill impairment, and assumptions regarding our effective tax rates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. All of our significant accounting policies are identified in Note 1 to our Consolidated Financial Statements included in this Form 10-K. Our most critical accounting policies include the allowance for credit losses, valuation of financial instruments, hedge accounting, transfer pricing revenue, pension obligations, goodwill impairment analysis and income taxes.
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
The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015.

	December 31, 2016		December 31, 2015
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$99	—%	$39	—%
Level 2	21,952	95	17,145	95
Level 3	1,830	8	1,832	10
Netting Adjustment(1)	(770)	(3)	(909)	(5)
Total	$23,111	100%	$18,107	100%
As a percentage of total Company assets		15%		12%
Liabilities:
Level 1	$49	2%	$44	1%
Level 2	3,792	123	4,319	113
Level 3	287	9	337	9
Netting Adjustment(1)	(1,047)	(34)	(872)	(23)
Total	$3,081	100%	$3,828	100%
As a percentage of total Company liabilities		2%		2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
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
The following table shows the calculation of return on average MUAH tangible common equity for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Net income attributable to MUAH	$990	$644	$782
Add: intangible asset amortization, net of tax	17	26	32
Net income attributable to MUAH, excluding intangible asset amortization (a)	$1,007	$670	$814
Average MUAH stockholders' equity	17,003	16,112	15,350
Less: Goodwill	3,225	3,225	3,227
Less: Intangible assets, except mortgage servicing rights	196	212	262
Less: Deferred tax liabilities related to goodwill and intangible assets	(47)	(52)	(102)
Tangible common equity (b)	$13,629	$12,727	$11,963
Return on average MUAH tangible common equity (1) (a)/(b)	7.39%	5.26%	6.81%

(1)     Annualized.

The following table shows performance ratios excluding MUSA for the years ended December 31, 2016, 2015 and 2014. Management believes these ratios provide useful supplemental information on the results of MUAH's banking business.

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Performance ratios excluding MUSA:
Net income attributable to MUAH	$990	$644	$782
Less: Net income (loss) attributable to MUSA	63	35	24
MUAH net income, excluding MUSA (c)	$927	$609	$758
Average total assets	150,901	152,423	147,550
Less: Average total assets attributable to MUSA	31,518	35,702	34,348
Average total assets excluding MUSA (d)	$119,383	$116,721	$113,202
Return on average assets, excluding MUSA (1) (c)/(d)	0.78%	0.52%	0.67%

Average MUAH stockholders' equity	17,003	16,112	15,350
Less: Average MUSA stockholders' equity	669	469	265
Average MUAH stockholders' equity, excluding MUSA (e)	$16,334	$15,643	$15,085
Return on average MUAH stockholders' equity, excluding MUSA (1) (c)/(e)	5.67%	3.89%	5.03%

Net income attributable to MUAH, excluding intangible asset amortization	1,007	670	814
Less: Net income (loss) attributable to MUSA	63	35	24
Net income attributable to MUAH excluding MUSA and intangible asset amortization (f)	$944	$635	$790

Average MUAH tangible common equity	13,629	12,727	11,963
Less: Average MUSA stockholders' equity	669	469	265
Average tangible common equity, excluding MUSA (g)	$12,960	$12,258	$11,698
Return on average MUAH tangible common equity(1)(f)/(g)	7.28%	5.18%	6.76%

(1)     Annualized.
The following table shows the calculation of the net interest margin excluding MUSA for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Net interest income (taxable equivalent basis)	$3,082	$2,917	$2,928
Less: Net interest income (taxable-equivalent basis) attributable to MUSA	164	72	55
Net interest income (taxable-equivalent basis) excluding MUSA (a)	$2,918	$2,845	$2,873
Total average earning assets	138,335	140,303	133,893
Less: Total average earning assets attributable to MUSA	31,022	35,417	33,774
Total average earning assets excluding MUSA (b)	$107,313	$104,886	$100,119
Net interest margin excluding MUSA (a)/(b)(1)	2.72%	2.71%	2.87%

(1)	Annualized.

The adjusted efficiency ratio and the adjusted efficiency ratio excluding MUSA are non-GAAP financial measures used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following tables show the calculation of this ratio for the years ended December 31, 2016, 2015 and 2014.

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Noninterest Expense	$3,782	$3,747	$3,256
Less: Staff costs associated with fees from affiliates - support services	577	507	193
Less: Foreclosed asset expense and other credit costs	1	(4)	(2)
Less: Productivity initiative costs	60	82	13
Less: LIHC investment amortization expense	8	15	13
Less: Expenses of the LIHC consolidated VIEs	68	45	32
Less: Merger and business integration costs	18	29	84
Less: Net adjustments related to privatization transaction	17	30	41
Less: Intangible asset amortization	13	14	12
Less: Contract termination fee	1	23	—
Noninterest expense, as adjusted (a)	$3,019	$3,006	$2,870
Total Revenue	$5,278	$4,742	$4,375
Add: Net interest income taxable-equivalent adjustment	29	25	21
Less: Fees from affiliates - support services	621	546	206
Less: Productivity initiative gains	71	—	(1)
Less: Accretion related to privatization-related fair value adjustments	11	8	18
Less: Other credit costs	5	—	11
Less: Impairment on private equity investments	(8)	(4)	—
Less: Gains on sale of fixed assets	3	—	—
Total revenue, as adjusted (b)	$4,604	$4,217	$4,162
Adjusted efficiency ratio (a)/(b)	65.58%	71.26%	68.95%

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Noninterest Expense, as adjusted	$3,019	$3,006	$2,870
Less: Noninterest expense attributable to MUSA	362	315	266
Noninterest expense, as adjusted excluding MUSA (c)	$2,657	$2,691	$2,604
Total Revenue, as adjusted	4,604	4,217	4,162
Less: Total revenue attributable to MUSA	466	372	310
Total revenue, as adjusted excluding MUSA (d)	$4,138	$3,845	$3,852
Adjusted efficiency ratio excluding MUSA (c)/(d)	64.21%	69.96%	67.58%

Financial Statements and Supplementary Data
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Interest Income
Loans	$2,839	$2,797	$2,863
Securities	483	463	453
Securities borrowed or purchased under resale agreements	195	112	68
Trading assets	172	53	49
Other	27	12	13
Total interest income	3,716	3,437	3,446
Interest Expense
Deposits	194	200	238
Commercial paper and other short-term borrowings	32	13	59
Long-term debt	240	250	190
Securities loaned or sold under repurchase agreements	140	52	21
Trading liabilities	57	30	33
Total interest expense	663	545	541
Net Interest Income	3,053	2,892	2,905
(Reversal of) provision for credit losses	155	227	8
Net interest income after (reversal of) provision for credit losses	2,898	2,665	2,897
Noninterest Income
Service charges on deposit accounts	192	195	203
Trust and investment management fees	120	111	106
Trading account activities	105	62	51
Securities gains, net	69	20	18
Credit facility fees	108	117	125
Brokerage commissions and fees	64	79	79
Card processing fees, net	39	33	34
Investment banking and syndication fees	312	319	323
Fees from affiliates	957	763	320
Other, net	259	151	211
Total noninterest income	2,225	1,850	1,470
Noninterest Expense
Salaries and employee benefits	2,355	2,414	1,959
Net occupancy and equipment	325	335	313
Professional and outside services	369	318	275
Software	154	120	95
Regulatory assessments	72	53	59
Intangible asset amortization	28	42	52
Other	479	465	503
Total noninterest expense	3,782	3,747	3,256
Income before income taxes and including noncontrolling interests	1,341	768	1,111
Income tax expense	419	169	348
Net Income Including Noncontrolling Interests	922	599	763
Deduct: Net loss from noncontrolling interests	68	45	19
Net Income Attributable to MUAH	$990	$644	$782
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Net Income Attributable to MUAH	$990	$644	$782
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(115)	12	23
Net change in unrealized gains (losses) on investment securities	(56)	(6)	183
Foreign currency translation adjustment	2	(14)	(5)
Pension and other postretirement benefit adjustments	23	(13)	(285)
Total other comprehensive income (loss)	(146)	(21)	(84)
Comprehensive Income (Loss) Attributable to MUAH	844	623	698
Comprehensive loss from noncontrolling interests	(68)	(45)	(19)
Total Comprehensive Income (Loss)	$776	$578	$679
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except for per share amount)	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$1,909	$2,058
Interest bearing deposits in banks	3,844	2,749
Total cash and cash equivalents	5,753	4,807
Securities borrowed or purchased under resale agreements	19,747	31,072
Trading account assets (includes $1,122 at December 31, 2016 and $426 at December 31, 2015 pledged as collateral that may be repledged)	8,942	3,734
Securities available for sale (includes $148 at December 31, 2016 and $205 at December 31, 2015 pledged as collateral that may be repledged)	14,141	14,359
Securities held to maturity (Fair value $10,316 at December 31, 2016 and $10,207 at December 31, 2015)	10,337	10,158
Loans held for investment	77,551	79,257
Allowance for loan losses	(639)	(723)
Loans held for investment, net	76,912	78,534
Premises and equipment, net	591	644
Goodwill	3,225	3,225
Other assets	8,496	6,537
Total assets	$148,144	$153,070
Liabilities
Deposits:
Noninterest bearing	$35,654	$32,463
Interest bearing	51,293	51,837
Total deposits	86,947	84,300
Securities loaned or sold under repurchase agreements	24,616	29,141
Commercial paper and other short-term borrowings	2,360	3,425
Long-term debt	11,410	13,648
Trading account liabilities	2,905	3,712
Other liabilities	2,520	2,251
Total liabilities	130,758	136,477
Commitments, contingencies and guarantees—See Note 21
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 144,322,280 shares issued and outstanding as of December 31, 2016 and December 31, 2015	144	144
Additional paid-in capital	7,884	7,868
Retained earnings	10,101	9,116
Accumulated other comprehensive loss	(896)	(750)
Total MUAH stockholders' equity	17,233	16,378
Noncontrolling interests	153	215
Total equity	17,386	16,593
Total liabilities and equity	$148,144	$153,070
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	MUAH Stockholders' Equity
(Dollars in millions, except shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2013	$144	$7,418	$7,681	$(645)	$287	$14,885
Net income (loss)—2014	—	—	782	—	(19)	763
Other comprehensive income (loss), net of tax	—	—	—	(84)	—	(84)
Compensation—restricted stock units	—	10	—	—	—	10
Capital contribution	—	231	—	—	—	231
Other	—	1	10	—	(4)	7
Net change	—	242	792	(84)	(23)	927
BALANCE DECEMBER 31, 2014	$144	$7,660	$8,473	$(729)	$264	$15,812
Net income (loss)—2015	—	—	644	—	(45)	599
Other comprehensive income (loss), net of tax	—	—	—	(21)	—	(21)
Compensation—restricted stock units	—	9	—	—	—	9
Capital Contribution	—	200	—	—	—	200
Other	—	(1)	(1)	—	(4)	(6)
Net change	—	208	643	(21)	(49)	781
BALANCE DECEMBER 31, 2015	$144	$7,868	$9,116	$(750)	$215	$16,593
Net income (loss)—2016	—	—	990	—	(68)	922
Other comprehensive income (loss), net of tax	—	—	—	(146)	—	(146)
Compensation—restricted stock units	—	13	(3)	—	—	10
Other	—	3	(2)	—	6	7
Net change	—	16	985	(146)	(62)	793
BALANCE DECEMBER 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$922	$599	$763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	155	227	8
Depreciation, amortization and accretion, net	325	401	477
Stock-based compensation—restricted stock units	67	54	34
Deferred income taxes	79	(20)	97
Net gains on sales of securities	(69)	(20)	(18)
Loss on sale of equipment under operating lease	—	—	196
Net decrease (increase) in securities borrowed or purchased under resale agreements	11,325	(1,037)	(2,674)
Net increase (decrease) in securities loaned or sold under repurchase agreements	(4,525)	(915)	2,432
Net decrease (increase) in trading account assets	(5,208)	(804)	(626)
Net decrease (increase) in other assets	(923)	243	(119)
Net increase (decrease) in trading account liabilities	(807)	2,061	471
Net increase (decrease) in other liabilities	(98)	(18)	148
Loans originated for sale	(1,358)	(1,294)	(841)
Net proceeds from sale of loans originated for sale	1,332	1,157	839
Pension and other benefits adjustment	(147)	(106)	(80)
Other, net	15	(16)	26
Total adjustments	163	(87)	370
Net cash provided by (used in) operating activities	1,085	512	1,133
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,842	1,985	1,376
Proceeds from paydowns and maturities of securities available for sale	2,171	2,025	2,377
Purchases of securities available for sale	(6,666)	(4,768)	(1,317)
Proceeds from paydowns and maturities of securities held to maturity	2,257	2,682	1,047
Purchases of securities held to maturity	(2,447)	(4,511)	(2,845)
Proceeds from sales of loans	1,526	1,338	292
Net decrease (increase) in loans	(519)	(2,130)	(9,497)
Proceeds from the sale of equity investments	—	81	—
Purchases of equity investments	—	(25)	(232)
Proceeds from the sale of operating lease equipment	—	40	410
Purchases of other investments	(717)	(615)	(649)
Other, net	148	(243)	(144)
Net cash provided by (used in) investing activities	595	(4,141)	(9,182)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	2,606	(1,750)	5,903
Net increase (decrease) in commercial paper and other short-term borrowings	(1,065)	(1,369)	759
Capital contribution from MUFG	—	200	200
Proceeds from issuance of long-term debt	795	6,320	1,334
Repayment of long-term debt	(3,082)	(936)	(422)
Other, net	6	(61)	(25)
Change in noncontrolling interests	6	(4)	(4)
Net cash provided by (used in) financing activities	(734)	2,400	7,745
Net change in cash and cash equivalents	946	(1,229)	(304)
Cash and cash equivalents at beginning of period	4,807	6,036	6,338
Effect of exchange rate changes on cash	$—	$—	$2
Cash and cash equivalents at end of period	$5,753	$4,807	$6,036
Cash Paid During the Period For:
Interest	$626	$468	$540
Income taxes, net	159	157	73
Supplemental Cash Flow Disclosures:
Transfer of assets and liabilities from BTMU(1):
Carrying amount of assets acquired	—	—	70
Carrying amount of liabilities assumed	—	—	31
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	1,976	1,207	203
Transfer of loans held for investment to OREO	6	24	28
Dispositions:
Equipment under operating lease	—	—	2,769
Short-term and long-term debt assumed	—	—	2,526

(1)	For additional information on the transfer of assets and liabilities from BTMU, refer to Note 22 to these consolidated financial statements.
See accompanying notes to consolidated financial statements.

Notes to Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
Introduction
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA), Inc.). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches).
On November 4, 2008, the Company became a privately held company (privatization transaction). On July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards, the Company was designated the U.S. Intermediate Holding Company (IHC) of its ultimate parent, MUFG. The IHC formation resulted in the transfer of interests in substantially all of MUFG’s U.S. subsidiaries to MUAH. The Company issued 7,991,449 shares to BTMU and MUFG in exchange for the subsidiaries interests. The subsidiaries include MUSA, a registered broker-dealer, and various other non-bank subsidiaries. The assets received and liabilities assumed were transferred at their carrying amounts, and all prior periods have been revised to include the results of the transferred IHC entities. All of the Company's issued and outstanding shares of common stock are owned by BTMU and MUFG.
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
The Company accounts for equity investments over which it exerts significant influence using the equity method of accounting. Non-marketable equity investments where the Company does not exert significant influence are accounted for at cost or using the proportional amortization method. Investments accounted for under the equity method, proportional amortization method, and cost method are included in other assets.
The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (GAAP). The policies that materially affect the determination of financial position, results of operations and cash flows are summarized below.
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the allowance for credit losses (Note 4), goodwill impairment (Note 6), fair value of financial instruments (Note 12), hedge accounting (Note 13), pension accounting (Note 16), income taxes (Note 18), and transfer pricing (Note 22).
Cash and Cash Equivalents
Cash and cash equivalents include cash and due from banks, interest bearing deposits in banks, and federal funds sold.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”) do not qualify for sale accounting and therefore are not recognized on the transferee's balance sheet. Transactions involving these agreements are accounted for as collateralized financings. These agreements are recorded at the amounts at which the securities were acquired or sold and are carried at amortized cost. The Company generally obtains possession of collateral with a market value equal to or in excess of the principal amount financed under reverse repurchase agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. Accrued interest associated with reverse repurchase agreements and repurchase agreements is included in other assets and other liabilities, respectively. Interest associated with reverse repurchase agreements and repurchase agreements is recorded as interest income and interest expense, respectively. The Company generally enters into reverse repurchase and repurchase agreements under legally enforceable master repurchase agreements that give the Company, in the event of counterparty default, the right to liquidate securities held and offset receivables and payables with the same counterparty. The Company offsets reverse repurchase and repurchase agreements with the same counterparty where they have a legally enforceable master netting agreement and the transactions have the same maturity date.
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
Securities
Securities are classified based on management's intent and are recorded on the consolidated balance sheet as of the trade date, when acquired in a regular-way trade. Debt securities for which management has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities and equity securities with readily determinable fair values that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of AOCI in stockholders' equity until realized.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
A TDR is a restructuring of a loan in which the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan subject to such a restructuring is accounted for as a TDR. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or extending the maturity date of the loan without corresponding compensation or additional support. The Company measures impairment of a TDR using the methodology described for individually impaired loans (see "Allowance for Loan Losses" below). For the consumer portfolio segment, TDRs are initially placed on nonaccrual and

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

typically, a minimum of six consecutive months of sustained performance is required before returning to accrual status. For the commercial portfolio segment, the Company generally determines accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, demonstrated performance by the borrower under the previous terms.
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
Subsequent to acquisition of purchased credit-impaired loans, estimates of cash flows expected to be collected are updated each reporting period based on assumptions that are reflective of current market conditions. If there is a probable decrease in cash flows expected to be collected (other than due to decreases in interest rate indices or changes in prepayments), the Company charges the provision for credit losses, resulting in an increase to the allowance for loan losses. If there is a probable and significant increase in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment over the remaining life of the pool of loans, which also has the effect of reclassifying a portion of the nonaccretable difference to accretable yield. The impact of changes in variable interest rates is recognized prospectively as adjustments to interest income.
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
The Company primarily offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases and leverage leases are recorded based on the amount of minimum lease payments receivable, unguaranteed residual value accruing to the benefit of the lessor, unamortized initial direct costs, and are reduced for any unearned income. Leveraged leases are recorded net of any nonrecourse debt.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Long-lived assets that are held for use are evaluated periodically for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is determined if the expected undiscounted future cash flows of a long-lived asset or group of assets is lower than its carrying amount. In the event of impairment, the Company recognizes a loss for the difference between the carrying amount and the fair value of the asset through noninterest expense. Restoration of a previously recognized impairment loss is prohibited. Gain or loss recorded on long-lived assets classified as held for sale is recorded through noninterest income.
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
Goodwill is assessed for impairment at least annually at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the first step of the quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, a second step is required to measure the amount of impairment by comparing the implied fair value of the goodwill assigned to the reporting unit with the carrying amount of that goodwill. Goodwill impairment is recognized through noninterest expense as a direct write down to its carrying amount and subsequent reversals of goodwill impairment are prohibited.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Transfer Pricing
Employees of the Company perform management and support services to BTMU in connection with the operation and administration of BTMU’s businesses in the Americas. In consideration for the services provided, BTMU pays the Company fees under a master services agreement, which reflects market-based pricing for those services. The Company recognizes transfer pricing revenue when delivery (performance) has occurred or services have been rendered. Revenue is typically recognized based on the gross amount billed to BTMU without netting the associated costs to perform those services. Gross presentation is typically deemed appropriate in these instances as the Company acts as a principal when providing these services directly to BTMU.
Operating Leases
The Company enters into a variety of lease contracts generally for premises and equipment as a lessee. Lease contracts that do not transfer substantially all of the benefits and risks of ownership and do not meet the

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Business Combinations
The Company accounts for all business combinations using the acquisition method of accounting. Assets and liabilities acquired are recorded at fair value at the acquisition date, with the excess of purchase price over the fair value of the net assets acquired (including identifiable intangibles) recorded as goodwill. Management may further adjust the acquisition date fair values for a period of up to one year from the date of acquisition. The recognition at the acquisition date of an allowance for loan losses is not carried over or recorded as of acquisition date, as credit-related factors are incorporated directly into the fair value measurement of the loans. For combinations between entities under common control, assets and liabilities acquired are recorded at book value at the transfer date.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the ASU requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning on January 1, 2018, with early adoption permitted in 2017. The Company plans to apply the modified retrospective method upon adoption on January 1, 2018. As part of our implementation progress to date, we have completed the impact assessment phase and are evaluating potential changes to processes and controls. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

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

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases. The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. The Company plans to adopt the ASU on January 1, 2019. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations. The Company has recently begun the planning phase for this project and management is in the initial stage of policy development and issue identification. During the next quarter, management will evaluate technology solutions and assess accounting for the current lease portfolio under the new ASU.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Classification of Certain Cash Receipts and Cash

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows.  The ASU is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted. Management does not expect the adoption of this guidance to have a significant impact on the statement of cash flows.

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

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and the amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for interim and annual periods beginning on January 1, 2018 using a retrospective transition method. Early adoption is permitted. Management does not expect the adoption of this guidance to have a significant impact on the statement of cash flows.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which specifies when a set of assets and activities constitutes a business.  The ASU adds a “screen” to determine when a set is not a business, thus reducing the number of transactions deemed businesses.  Specifically, if the fair value of the gross assets acquired is concentrated in a single identifiable asset (or a group of similar identifiable assets), the set is not deemed a business. Otherwise, to be considered a business, a set must include at least one input and a substantive process that together significantly contribute to the ability to create outputs.  Although outputs are not required to be a business, the ASU narrows the definition of an output and limits the instances where sets that lack outputs are deemed businesses.  The ASU is effective for interim and annual periods prospectively beginning on January 1, 2018, with early adoption permitted.  Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Amendments to SEC Paragraphs Pursuant to Staff Announcements at EITF Meetings

In January 2017, the FASB issued ASU 2017-03, Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings. The amendments clarify the SEC staff’s expectations about the extent of disclosures registrants should make about the effects of ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-02, Leases, and ASU 2016-13, Measurement of Credit Losses on Financial Instruments, particularly where the registrant cannot reasonably estimate the ASU’s anticipated impact on the financial statements. The amendments also clarify the SEC staff’s view that the use of the proportional amortization method must be consistently applied and it may not be extended, by analogy, to other investments that are not investments in qualified affordable housing projects. The ASU is effective upon issuance. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU removes Step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments, a goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The ASU will be effective for MUAH beginning January 1, 2020 on a prospective basis. Early adoption is permitted for any

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

impairment tests performed after January 1, 2017. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of
Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets (issued as part of ASU 2014-09), and provide guidance on partial sales of nonfinancial assets. The ASU clarifies that the unit of account under ASU 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an “in substance nonfinancial asset” is within the scope of ASC 610-20. The ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASU is effective upon the adoption of ASU 2014-09, which the Company plans to adopt beginning January 1, 2018. It allows an entity use either a retrospective or modified retrospective approach. Management is assessing the impact of this guidance on the Company’s financial position and results of operations.

Note 2—Correction of Prior Period Amounts

During the first quarter of 2016, the Company corrected a prior period error related to the recognition of income associated with two LIHC investment fund structures. This error affected historical periods beginning in 2010 through December 31, 2015. The Company recognized certain noninterest income amounts related to transactions with the two LIHC investment fund structures. These amounts should not have been recorded in earnings until the investments were liquidated or deconsolidated. This error was not material to any of the Company's previously issued financial statements. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), the consolidated balance sheets as of December 31, 2015 and the consolidated statements of changes in stockholder's equity for the years ended 2015, 2014 and 2013 have been adjusted to reflect the correction of this error.

The following tables show the affected line items within the consolidated financial statements presented in this Form 10-K:

	December 31, 2015
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Other assets	$6,527	$10	$6,537
Other liabilities	2,257	(6)	2,251
Retained earnings	9,134	(18)	9,116
Noncontrolling interests	181	34	215

	December 31, 2014
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Retained earnings	$8,491	$(18)	$8,473
Noncontrolling interests	230	34	264

	December 31, 2013
(Dollars in millions)	As Previously Reported	Adjustment	As Corrected
Retained earnings	$7,699	$(18)	$7,681
Noncontrolling interests	253	34	287

Note 3—Securities (Continued)

Note 3—Securities
Securities Available for Sale
At December 31, 2016 and 2015, the amortized cost, gross unrealized gains, gross unrealized losses, and fair values of securities available for sale are presented below.

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,625	$1	$121	$2,505
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,814	3	122	6,695
Privately issued	333	1	7	327
Privately issued - commercial mortgage-backed securities	666	4	6	664
Collateralized loan obligations	2,219	4	5	2,218
Other	7	—	—	7
Asset Liability Management securities	12,664	13	261	12,416
Other debt securities:
Direct bank purchase bonds	1,601	41	29	1,613
Other	108	—	1	107
Equity securities	5	—	—	5
Total securities available for sale	$14,378	$54	$291	$14,141

	December 31, 2015
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$596	$1	$3	$594
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,298	1	98	7,201
Privately issued	150	2	1	151
Privately issued - commercial mortgage-backed securities	1,566	5	25	1,546
Collateralized loan obligations	3,266	1	34	3,233
Other	7	—	—	7
Asset Liability Management securities	12,883	10	161	12,732
Other debt securities:
Direct bank purchase bonds	1,549	45	22	1,572
Other	47	—	—	47
Equity securities	6	2	—	8
Total securities available for sale	$14,485	$57	$183	$14,359

Note 3—Securities (Continued)

The Company's securities available for sale with a continuous unrealized loss position at December 31, 2016 and 2015 are shown below, identified for periods less than 12 months and 12 months or more.

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,257	$121	$—	$—	$2,257	$121
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	5,501	113	667	9	6,168	122
Privately issued	249	6	29	1	278	7
Privately issued - commercial mortgage-backed securities	415	6	11	—	426	6
Collateralized loan obligations	75	—	1,077	5	1,152	5
Other	—	—	1	—	1	—
Asset Liability Management securities	8,497	246	1,785	15	10,282	261
Other debt securities:
Direct bank purchase bonds	386	12	499	17	885	29
Other	36	1	—	—	36	1
Equity securities	—	—	5	—	5	—
Total securities available for sale	$8,919	$259	$2,289	$32	$11,208	$291

	December 31, 2015
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$295	$3	$—	$—	$295	$3
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	4,692	57	2,278	41	6,970	98
Privately issued	39	—	38	1	77	1
Privately issued - commercial mortgage-backed securities	1,154	24	65	1	1,219	25
Collateralized loan obligations	1,497	11	1,290	23	2,787	34
Asset Liability Management securities	7,677	95	3,671	66	11,348	161
Other debt securities:
Direct bank purchase bonds	157	4	686	18	843	22
Other	2	—	—	—	2	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$7,836	$99	$4,362	$84	$12,198	$183
At December 31, 2016, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At December 31, 2016, the Company expects to recover the entire amortized cost

Note 3—Securities (Continued)

basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2016, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2016, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2016
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$345	$2,160	$—	$2,505
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	11	324	6,360	6,695
Privately issued	—	1	—	326	327
Privately issued - commercial mortgage-backed securities	—	—	—	664	664
Collateralized loan obligations	—	—	1,369	849	2,218
Other	1	1	5	—	7
Asset Liability Management securities	1	358	3,858	8,199	12,416
Other debt securities:
Direct bank purchase bonds	4	369	816	424	1,613
Other	—	82	—	25	107
Total debt securities available for sale	$5	$809	$4,674	$8,648	$14,136

Note 3—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the years ended December 31, 2016, 2015 and 2014 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Gross realized gains	$69	$20	$18
Gross realized losses	—	1	—
Securities Held to Maturity
At December 31, 2016 and 2015, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$492	$—	$—	$492	$5	$—	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,301	3	41	8,263	34	96	8,201
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,645	—	63	1,582	43	7	1,618
Total securities held to maturity	$10,438	$3	$104	$10,337	$82	$103	$10,316

	December 31, 2015
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$489	$—	$—	$489	$4	$—	$493
U.S. government-sponsored agencies	220	—	—	220	—	4	216
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,831	4	53	7,782	49	41	7,790
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,740	—	73	1,667	46	5	1,708
Total securities held to maturity	$10,280	$4	$126	$10,158	$99	$50	$10,207

Amortized cost is defined as the original purchase cost, adjusted for any accretion or amortization of a purchase discount or premium, less principal payments and any impairment previously recognized in earnings. The carrying amount is the sum of the amortized cost and the amount recognized in OCI. The amount recognized in OCI primarily reflects the unrealized gain or loss at date of transfer from available for sale to the held to maturity classification, net of amortization, which is recorded in interest income on securities.

Note 3—Securities (Continued)

The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2016 and 2015 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$—	$—	$—	$—	$—	$—	$—	$—	$—
U.S. government-sponsored agencies	—	—	—	—	—	—	—	—	—
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	4,492	—	92	1,386	41	4	5,878	41	96
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	111	—	1	1,448	63	6	1,559	63	7
Total securities held to maturity	$4,603	$—	$93	$2,834	$104	$10	$7,437	$104	$103

	December 31, 2015
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government-sponsored agencies	$196	$—	$4	$—	$—	$—	$196	$—	$4
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	3,297	—	39	1,705	53	2	5,002	53	41
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	197	—	1	1,428	73	4	1,625	73	5
Total securities held to maturity	$3,690	$—	$44	$3,133	$126	$6	$6,823	$126	$50

Note 3—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2016
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$492	$497	$—	$—	$—	$—	$492	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	50	50	109	111	8,104	8,040	8,263	8,201
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	50	806	838	727	730	1,582	1,618
Total securities held to maturity	$591	$597	$915	$949	$8,831	$8,770	$10,337	$10,316

Securities Pledged and Received as Collateral
At December 31, 2016 and December 31, 2015, the Company pledged $12.1 billion and $5.4 billion, respectively, of available for sale and trading securities as collateral, of which $1.3 billion and $0.6 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short term borrowings and to secure public and trust department deposits.
At December 31, 2016 and December 31, 2015, the Company received $31.6 billion and $37.0 billion, respectively, of collateral, of which $31.6 billion and $37.0 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $30.5 billion and $35.6 billion at December 31, 2016 and December 31, 2015, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Note 4—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at December 31, 2016 and 2015.

	December 31,
(Dollars in millions)	2016	2015
Loans held for investment:
Commercial and industrial	$25,337	$30,214
Commercial mortgage	14,547	13,904
Construction	2,283	2,297
Lease financing	1,819	1,911
Total commercial portfolio	43,986	48,326
Residential mortgage	29,836	27,344
Home equity and other consumer loans	3,492	3,251
Total consumer portfolio	33,328	30,595
Total loans held for investment, before purchased credit-impaired loans	77,314	78,921
Purchased credit-impaired loans(1)	237	336
Total loans held for investment(2)	77,551	79,257
Allowance for loan losses	(639)	(723)
Loans held for investment, net	$76,912	$78,534

(1)
Includes $11 million and $19 million as of December 31, 2016 and December 31, 2015, respectively, of loans for which the Company will be reimbursed a portion of any future losses under the terms of the FDIC loss share agreements.

(2)Includes $180 million and $102 million at December 31, 2016 and December 31, 2015, respectively, for net unamortized (discounts)
and premiums and deferred (fees) and costs.

Allowance for Loan Losses
The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$653	$49	$1	$20	$723
(Reversal of) provision for loan losses	132	44	2	(20)	158
Other	2	—	—	—	2
Loans charged-off	(259)	(12)	—	—	(271)
Recoveries of loans previously charged-off	24	2	1	—	27
Allowance for loan losses, end of period	$552	$83	$4	$—	$639

	For the Year Ended December 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$468	$49	$3	$20	$540
(Reversal of) provision for loan losses	198	6	9	—	213
Other	(2)	—	—	—	(2)
Loans charged-off	(28)	(8)	(12)	—	(48)
Recoveries of loans previously charged-off	17	2	1	—	20
Allowance for loan losses, end of period	$653	$49	$1	$20	$723

Note 4—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2014
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses, beginning of period	$422	$69	$1	$77	$569
(Reversal of) provision for loan losses	54	(13)	2	(57)	(14)
Other	(3)	—	—	—	(3)
Loans charged-off	(38)	(11)	(1)	—	(50)
Recoveries of loans previously charged-off	33	4	1	—	38
Allowance for loan losses, end of period	$468	$49	$3	$20	$540
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2016 and 2015.

	December 31, 2016
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$147	$17	$—	$—	$164
Collectively evaluated for impairment	405	66	—	—	471
Purchased credit-impaired loans	—	—	4	—	4
Total allowance for loan losses	$552	$83	$4	$—	$639
Loans held for investment:
Individually evaluated for impairment	$516	$269	$1	$—	$786
Collectively evaluated for impairment	43,470	33,059	—	—	76,529
Purchased credit-impaired loans	—	—	236	—	236
Total loans held for investment	$43,986	$33,328	$237	$—	$77,551

	December 31, 2015
(Dollars in millions)	Commercial	Consumer	Purchased Credit- Impaired	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$101	$13	$—	$—	$114
Collectively evaluated for impairment	552	36	—	20	608
Purchased credit-impaired loans	—	—	1	—	1
Total allowance for loan losses	$653	$49	$1	$20	$723
Loans held for investment:
Individually evaluated for impairment	$525	$307	$1	$—	$833
Collectively evaluated for impairment	47,801	30,288	—	—	78,089
Purchased credit-impaired loans	—	—	335	—	335
Total loans held for investment	$48,326	$30,595	$336	$—	$79,257

Note 4—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2016 and 2015.

	December 31,
(Dollars in millions)	2016	2015
Commercial and industrial	$457	$284
Commercial mortgage	31	37
Total commercial portfolio	488	321
Residential mortgage	171	190
Home equity and other consumer loans	26	35
Total consumer portfolio	197	225
Total nonaccrual loans, before purchased credit-impaired loans	685	546
Purchased credit-impaired loans	4	6
Total nonaccrual loans	$689	$552
Troubled debt restructured loans that continue to accrue interest	$215	$413
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$384	$409

The following tables show an aging of the balance of loans held for investment, excluding PCI loans, by class as of December 31, 2016 and 2015.

	December 31, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,049	$53	$54	$107	$27,156
Commercial mortgage	14,503	33	11	44	14,547
Construction	2,283	—	—	—	2,283
Total commercial portfolio	43,835	86	65	151	43,986
Residential mortgage	29,691	104	41	145	29,836
Home equity and other consumer loans	3,450	26	16	42	3,492
Total consumer portfolio	33,141	130	57	187	33,328
Total loans held for investment, excluding purchased credit-impaired loans	$76,976	$216	$122	$338	$77,314

	December 31, 2015
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$32,104	$15	$6	$21	$32,125
Commercial mortgage	13,880	17	7	24	13,904
Construction	2,292	5	—	5	2,297
Total commercial portfolio	48,276	37	13	50	48,326
Residential mortgage	27,206	92	46	138	27,344
Home equity and other consumer loans	3,225	14	12	26	3,251
Total consumer portfolio	30,431	106	58	164	30,595
Total loans held for investment, excluding purchased credit-impaired loans	$78,707	$143	$71	$214	$78,921
Loans 90 days or more past due and still accruing totaled $10 million and $2 million at December 31, 2016 and 2015, respectively. PCI loans that were 90 days or more past due and still accruing totaled $13 million and $16 million at December 31, 2016 and 2015.

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

	December 31, 2016
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,028	$860	$1,087	$26,975
Commercial mortgage	14,121	157	160	14,438
Construction	2,162	121	—	2,283
Total commercial portfolio	41,311	1,138	1,247	43,696
Purchased credit-impaired loans	31	4	38	73
Total	$41,342	$1,142	$1,285	$43,769

	December 31, 2015
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$29,836	$844	$1,283	$31,963
Commercial mortgage	13,470	139	149	13,758
Construction	2,240	57	—	2,297
Total commercial portfolio	45,546	1,040	1,432	48,018
Purchased credit-impaired loans	40	12	61	113
Total	$45,586	$1,052	$1,493	$48,131

At December 31, 2016 and December 31, 2015, the commercial portfolio included $1.1 billion and $1.2 billion, respectively, in criticized loans within the oil and gas industry sector of the portfolio. Criticized loans include both special mention and classified loans.
The Company monitors the credit quality of its consumer portfolio segment and consumer loans within the PCI loans segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment and PCI loans segment, which excludes $11 million and $19 million of loans covered by FDIC loss share agreements, at December 31, 2016 and 2015, respectively.

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$29,665	$171	$29,836
Home equity and other consumer loans	3,466	26	3,492
Total consumer portfolio	33,131	197	33,328
Purchased credit-impaired loans	105	—	105
Total	$33,236	$197	$33,433

	December 31, 2015
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$27,154	$190	$27,344
Home equity and other consumer loans	3,216	35	3,251
Total consumer portfolio	30,370	225	30,595
Purchased credit-impaired loans	148	—	148
Total	$30,518	$225	$30,743
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
The following tables summarize the loans in the consumer portfolio segment and consumer loans within the PCI loans segment monitored for credit quality based on refreshed FICO scores and refreshed LTV ratios at December 31, 2016 and 2015. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	December 31, 2016
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$23,564	$5,559	$436	$29,559
Home equity and other consumer loans	2,363	962	110	3,435
Total consumer portfolio	25,927	6,521	546	32,994
Purchased credit-impaired loans	43	53	9	105
Total	$25,970	$6,574	$555	$33,099
Percentage of total	78%	20%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31, 2015
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$21,209	$5,412	$488	$27,109
Home equity and other consumer loans	2,276	818	85	3,179
Total consumer portfolio	23,485	6,230	573	30,288
Purchased credit-impaired loans	60	76	12	148
Total	$23,545	$6,306	$585	$30,436
Percentage of total	77%	21%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$28,479	$1,023	$13	$44	$29,559
Home equity loans	2,136	205	41	43	2,425
Total consumer portfolio	30,615	1,228	54	87	31,984
Purchased credit-impaired loans	92	8	3	1	104
Total	$30,707	$1,236	$57	$88	$32,088
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2015
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$26,143	$804	$52	$110	$27,109
Home equity loans	2,190	217	83	55	2,545
Total consumer portfolio	28,333	1,021	135	165	29,654
Purchased credit-impaired loans	106	32	9	—	147
Total	$28,439	$1,053	$144	$165	$29,801
Percentage of total	95%	4%	—%	1%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.
Troubled Debt Restructurings
The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2016 and 2015. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $59 million and $98 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2016 and 2015, respectively.

Note 4—Loans and Allowance for Loan Losses (Continued)

	December 31,
(Dollars in millions)	2016	2015
Commercial and industrial	$321	$499
Commercial mortgage	9	16
Total commercial portfolio	330	515
Residential mortgage	239	276
Home equity and other consumer loans	30	31
Total consumer portfolio	269	307
Total restructured loans, excluding purchased credit-impaired loans	$599	$822

In 2016, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications in the year ended December 31, 2016 and December 31, 2015 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.
The following table provides the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the years ended December 31, 2016 and 2015.

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$327	$326	$495	$495
Commercial mortgage	10	10	9	9
Total commercial portfolio	337	336	504	504
Residential mortgage	11	11	18	18
Home equity and other consumer loans	5	5	7	7
Total consumer portfolio	16	16	25	25
Total	$353	$352	$529	$529

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.
The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2016 and 2015, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

	December 31,
(Dollars in millions)	2016	2015
Commercial and industrial	$57	$25
Commercial mortgage	—	3
Total commercial portfolio	57	28
Residential mortgage	4	4
Home equity and other consumer loans	2	—
Total consumer portfolio	6	4
Total	$63	$32

Note 4—Loans and Allowance for Loan Losses (Continued)

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
The following tables show information about impaired loans by class as of December 31, 2016 and 2015.

	December 31, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$463	$36	$499	$146	$552	$54
Commercial mortgage	8	9	17	1	8	9
Total commercial portfolio	471	45	516	147	560	63
Residential mortgage	164	75	239	17	178	89
Home equity and other consumer loans	10	20	30	—	11	30
Total consumer portfolio	174	95	269	17	189	119
Total, excluding purchased credit-impaired loans	645	140	785	164	749	182
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$646	$140	$786	$164	$750	$182

	December 31, 2015
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$363	$142	$505	$100	$377	$144
Commercial mortgage	14	6	20	1	15	9
Total commercial portfolio	377	148	525	101	392	153
Residential mortgage	183	93	276	13	199	109
Home equity and other consumer loans	9	22	31	—	10	35
Total consumer portfolio	192	115	307	13	209	144
Total, excluding purchased credit-impaired loans	569	263	832	114	601	297
Purchased credit-impaired loans	1	—	1	—	1	—
Total	$570	$263	$833	$114	$602	$297

Note 4—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2016, 2015 and 2014 for the commercial, consumer and PCI loans portfolio segments.

	Years Ended December 31,
	2016		2015		2014
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$530	$4	$241	$6	$188	$5
Commercial mortgage	17	1	28	1	36	2
Construction	—	—	—	—	—	—
Total commercial portfolio	547	5	269	7	224	7
Residential mortgage	258	8	294	9	310	10
Home equity and other consumer loans	31	2	30	2	27	2
Total consumer portfolio	289	10	324	11	337	12
Total, excluding purchased credit-impaired loans	836	15	593	18	561	19
Purchased credit-impaired loans	1	—	2	—	2	—
Total	$837	$15	$595	$18	$563	$19
The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during 2016, 2015 and 2014 for the commercial and consumer loans portfolio segments.

	Years Ended December 31,
	2016		2015		2014
(Dollars in millions)	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$1,632	$1,182	$397	$511	$203	$292
Consumer portfolio	344	344	810	827	—	—
Total	$1,976	$1,526	$1,207	$1,338	$203	$292
Loans Acquired in Business Combinations
The Company accounts for certain loans acquired in business combinations in accordance with accounting guidance related to loans acquired with deteriorated credit quality (PCI loans). The following table presents the outstanding balances and carrying amounts of the Company's PCI loans at December 31, 2016 and 2015.

(Dollars in millions)	December 31, 2016	December 31, 2015
Total outstanding balance	$393	$567
Carrying amount	233	330

Note 4—Loans and Allowance for Loan Losses (Continued)

The accretable yield for PCI loans for the years ended December 31, 2016, 2015, and 2014 was as follows:

	For the Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Accretable yield, beginning of period	$195	$288	$378
Additions	—	—	—
Accretion	(96)	(151)	(268)
Reclassifications from nonaccretable difference during the period	55	58	178
Accretable yield, end of period	$154	$195	$288
Loan Concentrations
The Company's most significant concentrations of credit risk within its loan portfolio include residential mortgage loans, commercial real estate loans, and commercial and industrial loans made to the financial and insurance industry, power and utilities industry, oil and gas industry, and manufacturing industry. At December 31, 2016, the Company had $29.8 billion in residential mortgage loans, primarily in California. The Company had $16.4 billion in loans made to the commercial real estate industry and an additional $5.1 billion in unfunded commitments. At December 31, 2016, the Company had $4.8 billion in loans made to the financial and insurance industry and an additional $5.2 billion in unfunded commitments. At December 31, 2016, the Company had $4.1 billion in loans made to the power and utilities industry and an additional $6.1 billion in unfunded commitments. At December 31, 2016, the Company had $2.0 billion in loans made to the oil and gas industry and an additional $2.3 billion in unfunded commitments. At December 31, 2016, the Company had $4.0 billion in loans made to the manufacturing industry and an additional $3.2 billion in unfunded commitments.
Note 5—Premises and Equipment and Other Assets
Premises and Equipment
Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2016 and 2015, the amounts were as follows:

	December 31,
	2016			2015
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$120	$—	$120	$140	$—	$140
Premises	473	(275)	198	599	(341)	258
Leasehold improvements	405	(255)	150	357	(239)	118
Furniture, fixtures and equipment	637	(514)	123	688	(560)	128
Total	$1,635	$(1,044)	$591	$1,784	$(1,140)	$644
Rental, depreciation and amortization expenses were as follows:

	For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Rental expense of premises	$128	$134	$120
Less: rental income	15	24	9
Net rental expense	$113	$110	$111
Depreciation and amortization of premises and equipment	$92	$99	$105

Note 5—Premises and Equipment and Other Assets (Continued)

Future minimum lease payments at December 31, 2016 were as follows:

(Dollars in millions)	2016
Years ending December 31,:
2017	$148
2018	135
2019	113
2020	101
2021	86
Thereafter	398
Total minimum lease payments	$981
Minimum rental income due in the future under subleases	$10
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
At December 31, 2016 and 2015, the Company had a liability of $4 million and $6 million, respectively, for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated in cases where management has sufficient information to estimate the obligation's fair value.
Other Assets
The following table shows the balances of other assets as of December 31, 2016 and 2015.

(Dollars in millions)	December 31, 2016	December 31, 2015
Other investments	$3,468	$3,171
Software	441	370
Intangible assets	246	206
OREO	3	21
Other	4,338	2,769
Total other assets	$8,496	$6,537

Note 6—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2016 and 2015 are shown in the table below.

(Dollars in millions)	2016	2015
Goodwill, beginning of year	$3,225	$3,225
Net change from business combinations	—	—
Goodwill, end of year	$3,225	$3,225

Note 6—Goodwill and Other Intangible Assets (Continued)

For impairment testing, goodwill was assigned to the following operating segments at December 31, 2016 and 2015:

(Dollars in millions)	2016	2015
Regional Bank	$2,134	$2,126
U.S. Wholesale Banking	410	407
Transaction Banking	251	251
Investment Banking & Markets	430	427
Asian Corporate Banking	—	14
Goodwill, end of year	$3,225	$3,225
The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test was performed as of April 1, 2016 and 2015. The Company also performed an impairment test of goodwill as of October 1, 2015 as a result of the realignment of the Company’s business model and resulting consolidation of the previous Commercial Banking segment into the new segments. Goodwill was reassigned to the new reporting units using a relative fair value allocation. Based on these tests, we concluded that goodwill allocated to our reporting units was not impaired at December 31, 2016 or 2015. Fair values of the Company's reporting units exceeded their carrying amounts and did not generally represent a significant risk of goodwill impairment based on current projections and valuations.
Intangible Assets
The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2016 and 2015.

	December 31, 2016			December 31, 2015
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$565	$(516)	$49	$565	$(497)	$68
Trade names	113	(26)	87	114	(24)	90
Customer relationships	118	(34)	84	57	(30)	27
Other	41	(15)	26	40	(19)	21
Total intangible assets with a definite useful life	$837	$(591)	$246	$776	$(570)	$206
Total amortization expense for 2016, 2015 and 2014 was $28 million, $42 million and $52 million, respectively.
Estimated future amortization expense at December 31, 2016 is as follows:

(Dollars in millions)	Core Deposit Intangibles	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31, :
2017	$14	$3	$10	$4	$31
2018	7	3	9	4	23
2019	7	3	9	4	23
2020	5	3	9	3	20
2021	4	3	9	3	19
Thereafter	12	72	38	8	130
Total estimated amortization expense	$49	$87	$84	$26	$246

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at December 31, 2016 and 2015.

	December 31, 2016
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$112	$112	$—	$—
Leasing investments	—	641	174	815	54	54
Total consolidated VIEs	$—	$641	$286	$927	$54	$54

	December 31, 2015
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$9	$—	$178	$187	$—	$—
Leasing investments	21	694	197	912	59	59
Total consolidated VIEs	$30	$694	$375	$1,099	$59	$59

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
Leasing Investments
The Company has leasing investments primarily in the wind energy, rail and coal industries. The Company is considered the primary beneficiary and has consolidated these investments because the Company has the power to direct the activities of these entities that significantly impact the entities’ economic performances. The Company also has the right to receive potentially significant benefits or the obligation to absorb potentially significant losses of these investments.
Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at December 31, 2016 and 2015. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During 2016, 2015, and 2014, the Company had noncash increases in unfunded commitments on LIHC investments of $125 million, $177 million and $226 million, respectively, included within other liabilities.

Note 7—Variable Interest Entities (Continued)

		December 31, 2016
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$168	$1,164	$1,357	$381	$381	$1,357
Leasing investments	1	12	47	1,751	1,811	66	66	1,833
Other investments	—	—	24	26	50	—	—	81
Total unconsolidated VIEs	$1	$37	$239	$2,941	$3,218	$447	$447	$3,271

	December 31, 2015
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$220	$1,166	$1,411	$424	$424	$1,411
Leasing investments	5	15	91	1,418	1,529	65	65	1,608
Other investments	—	—	49	10	59	—	—	60
Total unconsolidated VIEs	$5	$40	$360	$2,594	$2,999	$489	$489	$3,079
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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$8	$15	$11
Amortization of LIHC investments included in income tax expense	129	118	116
Tax credits and other tax benefits from LIHC investments included in income tax expense	188	175	164

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

Note 8—Deposits
The aggregate amount of time deposits that meet or exceed the FDIC insurance limit was $1.9 billion and $3.1 billion at December 31, 2016 and 2015, respectively.
At December 31, 2016, the Company had $5.7 billion in interest bearing time deposits. Maturity information for all interest bearing time deposits is summarized below.

(Dollars in millions)	December 31, 2016
Due in one year or less	$3,730
Due after one year through two years	1,295
Due after two years through three years	335
Due after three years through four years	126
Due after four years through five years	193
Due after five years	2
Total	$5,681

Note 9—Securities Financing Arrangements
The Company enters into derivative transactions, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions. The Company executes these transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. In certain cases the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty.

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

Note 9—Securities Financing Arrangements (Continued)

The following tables present the offsetting of financial assets and liabilities as of December 31, 2016 and December 31, 2015:

	December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,626	$770	$856	$20	$—	$836
Securities borrowed or purchased under resale agreements	31,386	11,639	19,747	19,657	—	90
Total	$33,012	$12,409	$20,603	$19,677	$—	$926
Financial Liabilities:
Derivative liabilities	$1,684	$1,047	$637	$176	$5	$456
Securities loaned or sold under repurchase agreements	36,255	11,639	24,616	23,812	—	804
Total	$37,939	$12,686	$25,253	$23,988	$5	$1,260

	December 31, 2015
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,839	$909	$930	$67	$—	$863
Securities borrowed or purchased under resale agreements	36,521	5,449	31,072	30,946	—	126
Total	$38,360	$6,358	$32,002	$31,013	$—	$989
Financial Liabilities:
Derivative liabilities	$1,649	$872	$777	$179	$—	$598
Securities loaned or sold under repurchase agreements	34,590	5,449	29,141	28,360	—	781
Total	$36,239	$6,321	$29,918	$28,539	$—	$1,379

Note 9—Securities Financing Arrangements (Continued)

The following tables present the gross obligations for securities sold under agreements to repurchase, and securities loaned by remaining contractual maturity and class of collateral pledged as of December 31, 2016 and December 31, 2015:

	December 31, 2016
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$11,419	$1,523	$712	$316	$13,970
U.S. agency securities	42	30	—	—	72
Other sovereign government obligations	—	—	16	—	16
Asset-backed securities	20	15	66	—	101
Mortgage-backed securities	8,792	4,450	4,750	—	17,992
Corporate bonds	405	800	909	—	2,114
Municipal securities	74	65	299	—	438
Equities	452	275	164	—	891
Total	$21,204	$7,158	$6,916	$316	$35,594
Securities loaned:
Corporate bonds	$8	$—	$—	$—	$8
Equities	562	—	91	—	653
Total	$570	$—	$91	$—	$661

	December 31, 2015
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury	$8,415	$2,449	$2,048	$—	$12,912
U.S. agency securities	302	1	—	—	303
Other sovereign government obligations	6	—	—	—	6
Asset-backed securities	113	13	7	—	133
Mortgage-backed securities	6,915	6,800	2,286	400	16,401
Corporate bonds	527	467	408	—	1,402
Municipal securities	25	153	100	—	278
Equities	150	774	178	—	1,102
Total	$16,453	$10,657	$5,027	$400	$32,537
Securities loaned:
U.S. Treasury	$2	$—	$—	$—	$2
Mortgage-backed securities	—	—	1,026	—	1,026
Equities	549	277	199	—	1,025
Total	$551	$277	$1,225	$—	$2,053

The Company enters into reverse repurchase agreements, repurchase agreements and securities borrow and loan transactions. Under these agreements and transactions, the Company either receives or provides collateral. The Company receives collateral in the form of securities in connection with reverse repurchase agreements and securities borrowed transactions. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities

Note 9—Securities Financing Arrangements (Continued)

lending transactions. For additional information related to securities pledged and received as collateral, refer to Note 3 to these consolidated financial statements.

Note 10—Commercial Paper and Other Short-Term Borrowings
The following is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2016	December 31, 2015
Debt issued by MUB
Federal funds purchased, with weighted average interest rates of 0.50% and 0.11% at December 31, 2016 and December 31, 2015, respectively	$26	$8
Commercial paper, with a weighted average interest rate of 0.55% and 0.24% at December 31, 2016 and December 31, 2015, respectively	263	994
Federal Home Loan Bank advances, with a weighted average interest rate of 0.59% at December 31, 2016	700	—
Total debt issued by MUB	989	1,002
Debt issued by other MUAH subsidiaries
Short-term debt due to BTMU, with weighted average interest rates of 0.49% and 0.64% at December 31, 2016 and December 31, 2015, respectively	679	1,525
Short-term debt due to affiliates, with weighted average interest rates of (0.04)% and 0.28% at December 31, 2016 and December 31, 2015, respectively	692	898
Total debt issued by other MUAH subsidiaries	1,371	2,423
Total commercial paper and other short-term borrowings	$2,360	$3,425
In September 2008, the Company established a $500 million, three-year unsecured revolving credit facility with BTMU. This credit facility was renewed and expires in July 2019. For additional information regarding the Company's revolving credit facility with BTMU, see Note 22 to our Consolidated Financial Statements included in this Form 10-K.
At December 31, 2016, federal funds purchased and Federal Home Loan Bank advances both had a weighted average remaining maturity of 3 days. The commercial paper outstanding had a weighted average remaining maturity of 70 days. The short-term debt due to BTMU had a weighted average remaining maturity of 45 days and the short-term debt due to affiliates had a weighted average remaining maturity of 33 days.
Short-term debt due to BTMU consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to $1.4 billion. Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At December 31, 2016, MUSA had JPY 81 billion ($692 million USD equivalent) drawn under this facility.

Note 11—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	December 31, 2016	December 31, 2015
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.46% at December 31, 2016 and 0.91% at December 31, 2015	$250	$250
Fixed rate 1.625% notes due February 2018	449	450
Fixed rate 2.25% notes due February 2020	997	1,000
Fixed rate 3.50% notes due June 2022	397	398
Fixed rate 3.00% notes due February 2025	496	498
Senior debt due to BTMU:
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 1.82% at December 31, 2016	545	—
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 2.38% at December 31, 2016 and 1.98% at December 31, 2015	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 2.66% at December 31, 2016 and 2.21% at December 31, 2015	36	36
Total debt issued by MUAH	3,470	2,932
Debt issued by MUB
Senior debt:
Fixed rate FHLB of San Francisco advances due February 2016. These notes had a combined weighted-average rate of 2.50% at December 31, 2015	—	500
Fixed rate 3.00% notes due June 2016	—	700
Fixed rate 1.50% notes due September 2016	—	499
Floating rate notes due September 2016. These notes, which bear interest at 0.75% above 3-month LIBOR, had a rate of 1.35% at December 31, 2015	—	500
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.28% at December 31, 2016 and 0.73% at December 31, 2015	250	250
Fixed rate 2.125% notes due June 2017	500	499
Fixed rate 2.625% notes due September 2018	999	1,000
Fixed rate 2.250% notes due May 2019	500	502
Senior debt to BTMU(3):
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.47% at December 31, 2016 and 1.09% at December 31, 2015	1,000	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.49% at December 31, 2016 and 1.11% at December 31, 2015	1,500	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.65% at December 31, 2016 and 1.27% at December 31, 2015	1,000	1,000
Subordinated debt:
Fixed rate 5.95% notes due May 2016	—	703
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 2.20% at December 31, 2016 and 1.80% at December 31, 2015	750	750
Other	58	14
Total debt issued by MUB	6,557	9,417

Note 11—Long-Term Debt (Continued)

Debt issued by other MUAH subsidiaries
Senior Debt due to BTMU:
Various floating rate borrowings due between November 2020 and April 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 0.99% at December 31, 2016	250	—
Various fixed rate borrowings due between September 2019 and May 2023 with a weighted-average interest rate of 2.15% (between 1.71% and 2.44%) at December 31, 2016 and 2.10% (between 1.71% and 2.44%) at December 31, 2015	384	452
Subordinated Debt due to Affiliate:
Various floating rate borrowings due between March 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 2.68% (between 2.61% and 2.77%) at December 31, 2016 and 1.91% (between 1.59% and 1.99%) at December 31, 2015	185	220
Nonrecourse Debt due to BTMU:
Various floating rate nonrecourse borrowings due to BTMU between June 2017 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 1.67% (between 0.25% and 2.41%) at December 31, 2016 and 1.72% (between 0.68% and 2.08%) at December 31, 2015	127	169
Nonrecourse Debt:
Fixed rate nonrecourse borrowings due December 2026 which had an interest rate of 5.34% at December 31, 2016 and a weighted average interest rate of 5.65% (between 5.34% and 8.67%) at December 31, 2015	39	46
Various floating rate nonrecourse borrowings due between July 2017 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 2.04% (between 0.85% and 2.73%) at December 31, 2016 and 1.82% (between 1.46% and 2.53%) at December 31, 2015	398	412
Total debt issued by other MUAH subsidiaries	1,383	1,299
Total long-term debt	$11,410	$13,648
Senior Debt
Certain of the debt issuances are repayable prior to maturity at the Company’s option at a redemption price equal to 100% of par plus accrued interest.
MUAH senior debt is issued under MUAH’s shelf registration statement with the SEC. In January 2015, MUAH filed a new shelf registration statement authorizing issuance of a total of $3.6 billion of debt and other securities, effectively terminating the prior shelf registration statement. In February 2015, MUAH issued an aggregate of $2.2 billion of senior notes from the new shelf registration statement. As of December 31, 2016, $1.4 billion of debt or other securities were available for issuance.
MUB senior debt is issued as part of MUB’s $12 billion bank note program under which MUB may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. At December 31, 2016 there is $5.9 billion available for issuance under the program.
MUAH Senior Debt due to BTMU

During the third quarter of 2016, MUAH borrowed $545 million from BTMU in the form of a senior loan. MUAH may prepay the loan prior to the stated maturity date in whole or in part and in an amount of not less than $500,000. BTMU may accelerate the payment of the loan, in the case of certain events of default.

MUB Senior Debt due to BTMU

MUB senior debt due to BTMU is an unsecured obligation. MUB may prepay the senior debt prior to the stated maturity date in whole or in part and in an amount of not less than $500,000. In the case of an event of default in respect to the BTMU Loan (which events are limited to certain bankruptcy or insolvency related events), BTMU may accelerate the payment of the BTMU Loan.

Note 11—Long-Term Debt (Continued)

Senior Debt due to BTMU by other MUAH subsidiaries

MUAH’s subsidiaries also borrow on a long-term basis from BTMU. At December 31, 2016, $250 million of senior debt issued to BTMU was floating rate and linked to customer deposits maintained at BTMU’s New York Branch. An additional $384 million was fixed rate, amortizing funding tied to specific assets owned by MUAH’s subsidiaries.

FHLB Senior Debt
The Bank borrows periodically from the FHLB on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. As of December 31, 2016 and December 31, 2015, the Bank had $44.3 billion and $57.1 billion of pledged loans and securities, respectively, as collateral for short-term and medium-term advances from the Federal Reserve Bank and FHLB.
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
Valuation Processes. The Company has established a valuation committee to oversee its valuation framework for measuring fair value and to establish valuation policies and procedures. The valuation committee's responsibilities include reviewing fair value measurements and categorizations within the fair value hierarchy and monitoring the use of pricing sources, mark-to-model valuations, dealer quotes, and other valuation processes. The valuation committee reports to the Company's Disclosure & Accounting Committee and meets at least quarterly.
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
Mortgage Servicing Rights: The fair value of the Company's mortgage servicing rights asset is determined using a discounted cash flow model with significant unobservable inputs, primarily influenced by forecasted future servicing revenues and prepayment speed assumptions. Mortgage servicing rights assets that are adjusted to fair value are classified as Level 3.
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
Trading Account Liabilities:    Trading account liabilities are recorded at fair value and primarily consist of securities sold, not yet purchased and derivatives. See discussion above on derivatives valuation. Securities sold, not yet purchased consist of U.S. Treasury, U.S. government-sponsored agencies, state and municipal, sovereign government obligations, corporate bonds, ABS and equities and are classified as Level 2, which utilize the same valuation methodology as securities available for sale.
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

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Premises and Equipment:    Premises and equipment are valued at the time they are identified as impaired. Fair value is determined using market pricing for similar assets, adjusted for management judgment. Premises and equipment that are adjusted to fair value are classified as Level 3.
Intangible Assets: Intangible assets are valued at the time they are identified as impaired. Fair value is determined using market pricing for similar assets, adjusted for management judgment. Intangible assets that are adjusted to fair value are classified as Level 3.
Software: Software is valued at the time it is identified as impaired. Fair value is determined using market pricing for similar assets, adjusted for management judgment. Software that is adjusted to fair value is classified as Level 3.
            Consolidated LIHC VIE: The fair value of consolidated LIHC VIE investments was determined using a discounted cash flow analysis. Consolidated LIHC VIE are generally classified as Level 3.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015, by major category and by valuation hierarchy level.

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,730	$—	$—	$1,730
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	18	—	—	18
Commercial Paper	—	1	—	—	1
Other sovereign government obligations	—	16	—	—	16
Corporate bonds	—	841	—	—	841
Asset-backed securities	—	106	—	—	106
Mortgage-backed securities	—	5,221	—	—	5,221
Equities	85	—	—	—	85
Interest rate derivative contracts	7	1,065	2	(343)	731
Commodity derivative contracts	—	144	1	(106)	39
Foreign exchange derivative contracts	1	215	1	(138)	79
Equity derivative contracts	1	—	164	(163)	2
Total trading account assets	94	9,430	168	(750)	8,942
Securities available for sale:
U.S. Treasury	—	2,505	—	—	2,505
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	6,695	—	—	6,695
Privately issued	—	327	—	—	327
Privately issued - commercial mortgage-backed securities	—	664	—	—	664
Collateralized loan obligations	—	2,218	—	—	2,218
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,613	—	1,613
Other	—	82	25	—	107
Equity securities	5	—	—	—	5
Total securities available for sale	5	12,498	1,638	—	14,141
Other assets:
Mortgage servicing rights			23		23
Interest rate hedging contracts		22	—	(20)	2
Other derivative contracts		2	1		3
Total other assets	—	24	24	(20)	28
Total assets	$99	$21,952	$1,830	$(770)	$23,111
Percentage of total	—%	95%	8%	(3)%	100%
Percentage of total Company assets	—%	15%	1%	(1)%	15%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	—	1,973	—	—	1,973
Other sovereign government obligations	—	11	—	—	11
Corporate bonds	—	298	—	—	298
Equities	47	—	—	—	47
Trading derivatives:
Interest rate derivative contracts	1	987	—	(718)	270
Commodity derivative contracts	—	111	1	(68)	44
Foreign exchange derivative contracts	1	129	1	(33)	98
Equity derivative contracts	—	—	164	—	164
Total trading account liabilities	49	3,509	166	(819)	2,905
Other liabilities:
FDIC clawback liability	—	—	115	—	115
Interest rate hedging contracts	—	199	—	(199)	—
Other derivative contracts	—	84	6	(29)	61
Total other liabilities	—	283	121	(228)	176
Total liabilities	$49	$3,792	$287	$(1,047)	$3,081
Percentage of total	2%	123%	9%	(34)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,429	$—	$—	$1,429
U.S. government-sponsored agency securities	—	363	—	—	363
State and municipal securities	—	5	—	—	5
Commercial paper	—	25	—	—	25
Other sovereign government obligations	—	5	—	—	5
Corporate bonds	—	828	—	—	828
Asset-backed securities	—	133	—	—	133
Equities	30	—	—	—	30
Interest rate derivative contracts	—	998	4	(163)	839
Commodity derivative contracts	—	408	1	(384)	25
Foreign exchange derivative contracts	1	115	1	(70)	47
Equity derivative contracts	—	—	222	(217)	5
Total trading account assets	31	4,309	228	(834)	3,734
Securities available for sale:
U.S. Treasury	—	594	—	—	594
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,201	—	—	7,201
Privately issued	—	151	—	—	151
Privately issued - commercial mortgage-backed securities	—	1,546	—	—	1,546
Collateralized loan obligations	—	3,233	—	—	3,233
Other	—	22	—	—	22
Other debt securities:
Direct bank purchase bonds	—	—	1,572	—	1,572
Other	—	1	31	—	32
Equity securities	8	—	—	—	8
Total securities available for sale	8	12,748	1,603	—	14,359
Other assets:
Interest rate hedging contracts	—	75	—	(71)	4
Other derivative contracts	—	13	1	(4)	10
Total other assets	—	88	1	(75)	14
Total assets	$39	$17,145	$1,832	$(909)	$18,107
Percentage of total	—%	95%	10%	(5)%	100%
Percentage of total Company assets	—%	11%	1%	—%	12%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,469	$—	$—	$2,469
Other sovereign government obligations	—	16	—	—	16
Corporate bonds	—	412	—	—	412
Equities	42	—	—	—	42
Trading derivatives:
Interest rate derivative contracts	1	947	—	(775)	173
Commodity derivative contracts	—	368	1	(61)	308
Foreign exchange derivative contracts	1	91	1	(22)	71
Equity derivative contracts	—	—	221	—	221
Total trading account liabilities	44	4,303	223	(858)	3,712
Other liabilities:
FDIC clawback liability	—	—	112	—	112
Interest rate hedging contracts	—	16	—	(14)	2
Other derivative contracts	—	—	2	—	2
Total other liabilities	—	16	114	(14)	116
Total liabilities	$44	$4,319	$337	$(872)	$3,828
Percentage of total	1%	113%	9%	(23)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015. Level 3 available for sale securities at December 31, 2016 primarily consist of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Year Ended
	December 31, 2016
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$228	$1,603	$1	$(223)	$(114)
Total gains (losses) (realized/unrealized):
Included in income before taxes	31	—	3	(32)	(7)
Included in other comprehensive income	—	(13)	—	—	—
Purchases/additions	—	286	7	—	—
Settlements	(91)	(238)	—	89	—
Transfers in (out) of level 3	—	—	13	—	—
Asset (liability) balance, end of period	$168	$1,638	$24	$(166)	$(121)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$31	$—	$3	$(32)	$(7)

	For the Year Ended
	December 31, 2015
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$311	$1,790	$2	$(305)	$(107)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(29)	—	(1)	27	(7)
Included in other comprehensive income	—	1	—	—	—
Purchases/additions	2	148	—	—	—
Sales	—	—	—	(2)	—
Settlements	(56)	(324)	—	57	—
Transfers in (out) of level 3	$—	$(12)	$—	$—	$—
Asset (liability) balance, end of period	$228	$1,603	$1	$(223)	$(114)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(29)	$—	$(1)	$27	$(7)
The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2016.

	December 31, 2016
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,613	Return on equity	Market-required return on capital	8.0 - 10.0%	9.7%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	28.9%
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

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2016 and 2015 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2016				Gain (Loss) For the Year Ended December 31, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$181	$—	$—	$181	$(249)
Other assets:
Loans held for sale	25	—	—	25	—
OREO	1	—	—	1	(1)
Private equity investments	10	—	—	10	(12)
Software	13	—	—	13	(5)
Intangible assets	—	—	—	—	(1)
Consolidated LIHC VIE	112	—	—	112	(35)
Total	$342	$—	$—	$342	$(303)

	December 31, 2015				Gain (Loss) For the Year Ended December 31, 2015
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$154	$—	$—	$154	$(95)
Premises and equipment	—	—	—	—	(6)
Other assets:
Loans held for sale	18	—	—	18	(3)
OREO	6	—	—	6	(2)
Private equity investments	7	—	—	7	(5)
Intangible assets	2	—	—	2	(4)
Total	$187	$—	$—	$187	$(115)
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

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Financial instruments for which their carrying amounts do not approximate fair value include securities held to maturity, loans, interest bearing deposits with stated maturities, certain other short-term borrowings, long-term debt, off-balance sheet instruments and securities borrowed/loaned or purchased under resale agreements.
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
Securities Borrowed/Loaned or Purchased/Sold Under Resale Agreements: The carrying amounts of securities borrowed/loaned or purchased under resale agreement were assumed to approximate their fair value due to their limited duration.

Note 12—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of December 31, 2016 and 2015.

	December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,753	$5,753	$5,753	$—	$—
Securities borrowed or purchased under resale agreements	19,747	19,747	—	19,747	—
Securities held to maturity	10,337	10,316	—	10,316	—
Loans held for investment (1)	75,112	76,257	—	—	76,257
Liabilities
Deposits	$86,947	$86,930	$—	$86,930	$—
Commercial paper and other short-term borrowings	2,360	2,360	—	2,360	—
Securities loaned or sold under repurchase agreements	24,616	24,616	—	24,616	—
Long-term debt	11,410	11,411	—	11,411	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$221	$221	$—	$—	$221

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2015
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,807	$4,807	$4,807	$—	$—
Securities borrowed or purchased under resale agreements	31,072	31,072	—	31,072	—
Securities held to maturity	10,158	10,207	—	10,207	—
Loans held for investment (1)	76,634	78,124	—	—	78,124
Other assets	16	17	—	—	17
Liabilities
Deposits	$84,300	$84,335	$—	$84,335	$—
Commercial paper and other short-term borrowings	3,425	3,425	—	3,425	—
Securities loaned or sold under repurchase agreements	29,141	29,141	—	29,141	—
Long-term debt	13,648	13,650	—	13,650	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$243	$243	$—	$—	$243

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of December 31, 2016 and December 31, 2015, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2016			December 31, 2015
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Cash flow hedges
Interest rate contracts	$15,459	$19	$199	$15,791	$70	$16
Fair value hedges
Interest rate contracts	500	3	—	500	5	—
Not designated as hedging instruments:
Trading
Interest rate contracts	149,229	1,074	988	100,991	1,002	948
Commodity contracts	2,825	145	112	3,775	409	369
Foreign exchange contracts	5,981	217	131	5,541	117	93
Equity contracts	2,385	165	164	3,351	222	221
Other contracts	4	—	—	37	—	—
Total Trading	160,424	1,601	1,395	113,695	1,750	1,631
Other risk management	1,045	3	90	2,107	14	2
Total derivative instruments	$177,428	$1,626	$1,684	$132,093	$1,839	$1,649

We recognized net losses of $19 million, de minimis net gains, and net losses of $2 million on other risk management derivatives for the years ended December 31, 2016, 2015 and 2014 respectively, which are included in other noninterest income.
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

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
The Company uses interest rate swaps to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans, and to a lesser extent, to hedge interest rate risk on rollover debt.
The Company used interest rate swaps with a notional amount of $15.2 billion at December 31, 2016 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received (or paid) under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. The Company used interest rate swaps with a notional amount of $309 million at December 31, 2016 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At December 31, 2016, the weighted average remaining life of the active cash flow hedges was 3.67 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At December 31, 2016, the Company expects to reclassify approximately $90 million of income from AOCI to net interest income during the year ending December 31, 2017. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to December 31, 2016.
The following tables present the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholders' equity for derivatives designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Years Ended December 31,				For the Years Ended December 31,				For the Years Ended December 31,
(Dollars in millions)	2016	2015	2014	Location	2016	2015	2014	Location	2016	2015	2014
Derivatives in cash flow hedging relationships
				Interest income	$170	$168	$114
Interest rate contracts	$(26)	$185	$130	Interest expense	(3)	(4)	(23)	Noninterest expense	$—	$2	$—
Total	$(26)	$185	$130		$167	$164	$91		$—	$2	$—

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

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(2)	$2	$—
Total	$(2)	$2	$—

	For the Year Ended December 31, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$2	$(2)	$—
Total	$2	$(2)	$—

	For the Year Ended December 31, 2014
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$2	$(1)	$1
Total	$2	$(1)	$1
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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the twelve months ended December 31, 2016, 2015 and 2014:

	Gain (Loss) Recognized in Income on Derivative Instruments
	For the Years Ended
(Dollars in millions)	December 31, 2016	December 31, 2015	December 31, 2014
Trading derivatives:
Interest rate contracts	$137	$13	$28
Equity contracts	40	47	(5)
Foreign exchange contracts	39	27	19
Commodity contracts	2	3	8
Other contracts	—	—	1
Total	$218	$90	$51

Note 13—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Master Repurchase Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, refer to Note 9 to these consolidated financial statements.

Note 14—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2014
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$130	$(52)	$78
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(91)	36	(55)
Net change	39	(16)	23
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	348	(136)	212
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(18)	7	(11)
Accretion of fair value adjustment on securities available for sale	(48)	19	(29)
Amortization of net unrealized (gains) losses on held to maturity securities	19	(8)	11
Net change	301	(118)	183
Foreign currency translation adjustment	(8)	3	(5)
Pension and other benefits:
Amortization of prior service credit(1)	(15)	6	(9)
Recognized net actuarial gain (loss)(1)	62	(24)	38
Pension and other benefits arising during the year	(517)	203	(314)
Net change	(470)	185	(285)
Net change in AOCI	$(138)	$54	$(84)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 16 to these consolidated financial statements.

Note 14—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$185	$(74)	$111
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(164)	65	(99)
Net change	21	(9)	12
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(7)	3	(4)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(20)	8	(12)
Accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(8)	12
Net change	(11)	5	(6)
Foreign currency translation adjustment	(24)	10	(14)
Pension and other benefits:
Amortization of prior service credit (1)	(18)	6	(12)
Recognized net actuarial gain (loss)(1)	121	(47)	74
Pension and other benefits arising during the year	(124)	49	(75)
Net change	(21)	8	(13)
Net change in AOCI	$(35)	$14	$(21)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 16 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(26)	$10	$(16)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(167)	68	(99)
Net change	(193)	78	(115)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(40)	15	(25)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(69)	27	(42)
Accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(8)	12
Net change	(90)	34	(56)
Foreign currency translation adjustment	3	(1)	2
Pension and other benefits:
Amortization of prior service credit(1)	(30)	12	(18)
Recognized net actuarial gain (loss)(1)	89	(35)	54
Pension and other benefits arising during the year	(20)	8	(12)
Recognized curtailment gain	(2)	1	(1)
Net change	37	(14)	23
Net change in AOCI	$(243)	$97	$(146)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 16 to these consolidated financial statements.

Note 14—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$3	$(329)	$(5)	$(314)	$(645)
Other comprehensive income before reclassifications	78	194	(5)	—	267
Amounts reclassified from AOCI	(55)	(11)	—	(285)	(351)
Balance, December 31, 2014	$26	$(146)	$(10)	$(599)	$(729)
Balance, December 31, 2014	$26	$(146)	$(10)	$(599)	$(729)
Other comprehensive income before reclassifications	111	6	(14)	(75)	28
Amounts reclassified from AOCI	(99)	(12)	—	62	(49)
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$(750)
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$(750)
Other comprehensive income before reclassifications	(16)	(14)	2	(12)	(40)
Amounts reclassified from AOCI	(99)	(42)	—	35	(106)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$(896)

Note 15—Management Stock Plans
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
Effective July 1, 2014, the U.S. branch banking operations of BTMU were integrated under the Bank's operations and the Company assumed the obligations of the HQA Plan. The HQA Plan is substantially similar to the UNBC Plan, however, participants in the HQA Plan are entitled to “dividend equivalent credits” on their unvested restricted stock units when MUFG pays dividends to its shareholders. The credit is equal to the dividends that the participants would have received on the shares had the shares been issued to the participants when the restricted stock units were granted. Accumulated dividend equivalents are paid to participants in cash on an annual basis.

Effective June 8, 2015, MUAH amended and restated the HQA Plan as the MUAH Plan. The MUAH Plan is substantially similar to the UNBC and HQA Plans. The Company's future grants will be made under the MUAH Plan only. "Dividend equivalent credits" arising from grants under the MUAH Plan are paid to participants in shares on an annual basis.

Note 15—Management Stock Plans (Continued)

The following table is a summary of the UNBC Plan, HQA Plan and MUAH Plan, which together are presented as the "Stock Bonus Plans":

Grant Date	Units Granted	Fair Value of Stock	Vesting Duration	Pro-rata Vesting Date
April 15, 2014	9,135,710	$5.40	3 years	April 15
June 1, 2014	194,525	5.63	3 years	June 1
July 10, 2014	56,056	5.91	3 years	July 10
September 15, 2014	46,552	5.80	3 years	September 15
July 15, 2015	11,555,962	7.18	3 years	July 15
July 15, 2015	550,140	7.18	46 months	May 18
August 7, 2015	6,964	7.18	3 years	August 7
December 16, 2015	486,004	6.43	25 months	January 15
March 15, 2016	44,500	4.96	3 years	March 15
March 15, 2016	167,339	4.96	24 months	March 15
June 15, 2016	16,393,770	4.59	3 years	June 15
July 11, 2016	552,941	4.44	3 years	July 11
October 17, 2016	53,375	4.89	28 months	February 15
Dividend equivalent units credited in 2016	655,622	—	—	—

The following table is a rollforward of the restricted stock units under the Stock Bonus Plans for the years ended December 31, 2016 and 2015.

	Restricted Stock Units
	2016	2015
Units outstanding, beginning of year	19,529,395	15,181,027
Activity during the year:
Granted	17,867,547	12,599,070
Vested	(9,901,422)	(7,476,438)
Forfeited	(812,128)	(774,264)
Units outstanding, end of year	26,683,392	19,529,395
The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Compensation costs	$67	$56	$34
Tax benefit	26	22	14
Unrecognized compensation costs	96	66	43

Note 16—Employee Pension and Other Postretirement Benefits
Retirement Plan
The Company maintains the MUFG Union Bank, N.A. Retirement Plan (the Pension Plan), which is a noncontributory qualified defined benefit pension plan covering substantially all of the domestic employees of the Company. The Pension Plan provides retirement benefits based on years of credited service and the final average compensation amount, as defined in the Pension Plan. Employees become eligible for the Pension Plan after one year of service. Effective October 1, 2012, the Company established a new cash balance formula for all future eligible employees; such participants receive annual pay credits based on eligible pay multiplied by a percentage determined by their age and years of service, and also receive an annual interest credit based on 30-year Treasury bond yields. All participants become vested upon completing three years of vesting service.

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

In April 2014, the Company announced an amendment to the Pension Plan to transition the majority of participants to the cash balance formula for benefits earned after December 31, 2014. In October 2016, the Company announced an amendment to the Pension Plan such that all participants earn benefits under the cash balance formula effective January 1, 2017. Benefits earned under a final average pay formula became fixed as of the applicable transition dates for such participants. The cash balance formula provides the same benefits that apply to all eligible employees hired after October 1, 2012.
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
Other Postretirement Benefits
The Company maintains the MUFG Union Bank, N.A. Health Benefit Plan (the Health Plan) and the MUFG Union Bank, N.A. Employee Insurance Plan (the Insurance Plan), which provide certain healthcare benefits for its eligible retired employees and life insurance benefits for those eligible employees who retired prior to January 1, 2001. In August 2016 the Company announced an amendment to the Health Plan to provide that effective January 1, 2017, Medicare-eligible post-65 retired employees and dependents do not participate. The Company established the MUFG Union Bank, N.A. Retiree Health Reimbursement Plan (the HRA Plan) effective January 1, 2017 under which eligible post 65-retirees receive Company-provided financial support to purchase individual health coverage through a Health Reimbursement Account (HRA) under the HRA Plan. Annual HRA allocations provided under the HRA Plan are based on the cost sharing in the Health Plan and are designed to keep pace with medical inflation. Costs under the Health Plan are shared between the Company and the retiree at a level of approximately 25% to 50%, depending on the retiree's age and length of service with the Company. The Insurance Plan is noncontributory. Together, the Health Plan, Insurance Plan and HRA Plan are presented as "Other Benefits Plan." The accounting for the Other Benefits Plan anticipates future cost-sharing changes described above that are consistent with the Company's intent. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts. In April 2014 the Health Benefit Plan was amended to discontinue the availability of retiree health benefits for the majority of employees.
The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2016 and 2015.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets, beginning of year	$2,992	$2,897	$254	$257
Actual return on plan assets	221	13	17	(2)
Employer contributions	150	175	9	16
Plan participants' contributions	—	—	8	7
Benefits paid	(109)	(93)	(28)	(24)
Fair value of plan assets, end of year	$3,254	$2,992	$260	$254
The investment objective for the Company's Pension Plan and Other Benefits Plan, collectively the Plans, is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The Pension Plan asset allocation strategy favors equities, with a target allocation of 63% in equity securities, 25% in debt securities, and 12% in real estate investments. Similarly, the Other Benefits Plan asset allocation strategy favors equities with a target allocation of 70% in equity securities and 30% in debt securities. Additionally, the Other Benefits Plan holds an investment in an insurance contract with Hartford Life Insurance Company, the cash value of which

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

is invested in alignment with the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be re-balanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indexes and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.
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

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$—	$9	$—	$9
U.S. government securities	—	219	—	219
Fixed and variable income securities	—	476	—	476
Equity securities	333	6	—	339
Mutual funds	685	—	—	685
Municipal bonds	—	22	—	22
Other	2	11	—	13
Total investments in the fair value hierarchy	$1,020	$743	$—	$1,763
Investments measured at net asset value (1)				1,493
Investments at fair value				3,256
Accrued dividends and interest receivable				7
Net pending trades				(9)
Total plan assets				$3,254

(1)
In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$3	$16	$—	$19
U.S. government securities	—	248	—	248
Fixed and variable income securities	—	476	—	476
Equity securities	284	9	—	293
Mutual funds	1,435	—	—	1,435
Municipal bonds	—	7	—	7
Other	4	13	—	17
Total investments in the fair value hierarchy	$1,726	$769	$—	$2,495
Investments measured at net asset value (1)				510
Investments at fair value				3,005
Accrued dividends and interest receivable				6
Net pending trades				(19)
Total plan assets				$2,992

(1)
In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
U.S. government securities	$—	$40	$—	$40
Fixed and variable income securities	—	26	—	26
Mutual funds	128	—	—	128
Total investments in the fair value hierarchy	$128	$66	$—	$194
Investments measured at net asset value (1)				72
Investments at fair value				266
Net pending trades				(6)
Total plan assets				$260

(1)
In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2015
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$3	$—	$3
U.S. government securities	—	34	—	34
Fixed and variable income securities	—	24	—	24
Municipal bonds	—	1	—	1
Equity securities	—	1	—	1
Mutual funds	134	—	—	134
Total investments in the fair value hierarchy	$134	$63	$—	$197
Investments measured at net asset value (1)				62
Investments at fair value				259
Net pending trades				(5)
Total plan assets				$254

(1)
In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

The following tables as of December 31, 2016 and 2015 present the Company's Pension Plan and Other Benefits Plan investments in which fair value measured using net asset value per share (or its equivalent) as a practical expedient.

	December 31, 2016
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Domestic equity funds	$936	$—	Daily	None	None
Real estate funds	329	—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	20	7	None	Hold until dissolution; approximately five to seven years from original final closing date	None
International equity funds	173	—	Monthly	None	15 days
Money market funds	35	—	Immediate	None	None
Total	$1,493	$7

	December 31, 2015
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Real estate funds	$310	$—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	28	8	None	Hold until dissolution; approximately six to eight years from original final closing date	None
International equity funds	151	—	Monthly	None	15 days
Money market funds	21	—	Immediate	None	None
Total	$510	$8

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2016
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Domestic equity funds	$20	$—	Daily	None	None
Pooled separate account - variable life insurance policies	48	—	Quarterly	Proof of death for death claim redemptions	7 business days
Money market funds	4	—	Immediate	None	None
Total	$72	$—

	December 31, 2015
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Pooled separate account - variable life insurance policies	$46	$—	Quarterly	Proof of death for death claim redemptions	7 business days
Money market funds	16	—	Immediate	None	None
Total	$62	$—
A description of the valuation methodologies used to determine the fair value of the Plans' assets included within the tables above is as follows:
Cash and Cash Equivalents
Cash and cash equivalents include short-term investments of government securities and other debt securities with remaining maturities of less than three months. These short-term investments are classified as Level 2 based on unadjusted prices in active markets for similar securities. Money market funds were measured at net asset value (NAV) per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
 U.S. Government Securities
U.S. government securities include U.S. Treasury securities and U.S. agency mortgage-backed securities. U.S. Treasury securities are fixed income securities that are debt instruments issued by the United States Department of the Treasury. U.S. agency mortgage-backed securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. U.S. government are classified as Level 2 based on valuations provided by third-party pricing services using quoted market prices in active markets for similar securities.
Fixed and Variable Income Securities
Fixed and variable income securities include a variety of debt instruments, including corporate bonds, private placements and asset-backed securities. These securities are classified as Level 2 based on valuations provided by a third-party pricing services using quoted market prices in active markets for similar securities.
Equity Securities
Equity securities are comprised of common stock and preferred securities. The fair value of common stock is recorded based on quoted market prices obtained from an exchange. These securities are classified as Level 1 based on unadjusted prices for identical instruments in active markets. The fair value of preferred securities is based on discounted cash flow models. These securities are classified as Level 2 based on valuations provided by third-party pricing services using observable market data.

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

Real Estate Funds
Real estate funds invest in real estate property with a focus on apartment complexes and retail shopping centers. These investments were measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
International Equity Funds
International equity funds invest in equity securities of diverse foreign companies in developed markets across diverse industries. These investments were measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
Domestic Equity Funds
Domestic equity funds invest in equity securities that seek to track the performance of market indexes including the S&P 500, MSCI EAFE® and MSCI Emerging Markets. These funds are valued using NAV at the end of the period. Mutual funds are classified as Level 1 based on unadjusted prices for identical instruments in active markets. Collective investment funds are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
Pooled Separate Account
The pooled separate account refers to private placement, variable life insurance policies with Hartford Life Insurance Company. The cash value of the life insurance is invested in four managed divisions that seek to track the S&P 500, Russell 2000, MSCI EAFE® and Bloomberg Barclays U.S. Aggregate Bond indexes. Each division is valued using quoted market prices of its underlying investments to derive the division's NAV at the end of the period. This investment was measured at NAV per share and is included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.

The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2016 and 2015. In addition, the table sets forth the over (under) funded status at December 31, 2016 and 2015. This pension benefits table does not include the obligations for Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2016	2015	2016	2015
Accumulated benefit obligation	$2,850	$2,679
Change in benefit obligation
Benefit obligation, beginning of year	$2,816	$2,817	$305	$290
Service cost	91	96	8	10
Interest cost	103	110	9	12
Plan participants' contributions	—	—	8	7
Actuarial loss/(gain)	117	(114)	5	10
Effect of plan amendments	(76)	—	(47)	—
Medicare Part D subsidy	—	—	1	—
Benefits paid	(109)	(93)	(28)	(24)
Benefit obligation, end of year	2,942	2,816	261	305
Fair value of plan assets, end of year	3,254	2,992	260	254
Over (Under) funded status	$312	$176	$(1)	$(51)

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

The following table illustrates the changes that were reflected in AOCI during 2016, 2015 and 2014. Pension benefits do not include the ESBPs.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Prior Service Credit	Net Actuarial (Gain) Loss	Prior Service Credit
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2013	$467	$—	$17	$—
Arising during the year	636	(150)	46	(28)
Recognized in net income during the year	(59)	12	(1)	5
Balance, December 31, 2014	$1,044	$(138)	$62	$(23)
Arising during the year	89	—	32	—
Recognized in net income during the year	(106)	17	(12)	8
Balance, December 31, 2015	$1,027	$(121)	$82	$(15)
Arising during the year	133	(76)	6	(47)
Recognized in net income during the year	(75)	18	(10)	12
Balance, December 31, 2016	$1,085	$(179)	$78	$(50)
At December 31, 2016 and 2015, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2016
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,085	$427	$658	$78	$32	$46
Prior service credit	(179)	(70)	(109)	(50)	(20)	(30)
Pension and other postretirement benefits	906	357	549	28	12	16
Executive Supplemental Benefits Plans
Net actuarial loss	40	15	25	—	—	—
Prior service credit	—	—	—	—	—	—
Executive supplemental benefits plans adjustment	40	15	25	—	—	—
Pension and other postretirement benefits, as adjusted	$946	$372	$574	$28	$12	$16

	December 31, 2015
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,027	$404	$623	$82	$33	$49
Prior service credit	(121)	(47)	(74)	(15)	(6)	(9)
Pension and other postretirement benefits	906	357	549	67	27	40
Executive Supplemental Benefits Plans
Net actuarial loss	39	15	24	—	—	—
Prior service credit	(2)	(1)	(1)	—	—	—
Executive supplemental benefits plans adjustment	37	14	23	—	—	—
Pension and other postretirement benefits, as adjusted	$943	$371	$572	$67	$27	$40

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

Pension Benefits
Our net actuarial pre-tax losses were unchanged in 2016 from 2015. At December 31, 2016, the net actuarial loss totaled $906 million, which included $1.1 billion of net actuarial loss separated between a non-amortizing amount of $444 million and a $641 million amount subject to amortization over approximately nine years. The non-amortizing amount included $107 million representing the excess of the market value of plan assets over the fair value of plan assets, which is recognized separately through the asset smoothing method over four years. Additionally, the actuarial loss is partially offset by $179 million in prior service credit that is being amortized over 8.7 years. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2017 net periodic pension cost will be $77 million of amortization related to net actuarial losses. We estimate that our total 2017 net periodic pension cost will be a credit of approximately $30 million, assuming $115 million of contributions in 2017. Additionally, beginning in 2016, management decided to change the use of the discount rate for determining the service and interest cost components of net periodic cost using individual spot rates versus the average single rate for determining the projected benefit obligation. The primary reasons for the decrease in net periodic pension cost for 2017 compared to $16 million in 2016 are higher expected return of plan assets due to higher assets, lower service cost and higher amortization of prior service credit. The 2017 estimate for net periodic pension cost was actuarially determined using the individual spot rates of 3.79% for service cost and 3.42% for interest cost, an expected return on plan assets of 7.5% and an expected compensation increase assumption of 4.7%.
A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2017 periodic pension cost by $19 million and $17 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2017 periodic pension cost by $1 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2017 periodic pension cost by $19 million and $17 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2017 periodic pension cost by $1 million.
Estimated Future Benefit Payments and Subsidies
The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits
Years ending December 31,
2017	$124	$16
2018	139	16
2019	148	17
2020	156	18
2021	163	18
Years 2022 - 2026	961	94
Due to the adoption of the HRA Plan, the Company is not expecting to receive any Medicare part D subsidiaries after 2016.
The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
	2016	2015	2016	2015
Discount rate in determining net periodic benefit cost prior to Plan amendments
For service cost	n/a	n/a	4.23%	n/a
For interest cost	n/a	n/a	3.43	n/a
Discount rate in determining net periodic benefit cost after Plan amendments
For service cost	4.13%	3.90%	3.22	3.80%
For interest cost	3.72	3.90	2.43	3.80
Discount rate in determining benefit obligations at year end	3.98	4.29	3.81	4.11
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	n/a	n/a
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	n/a	n/a
Expected return on plan assets	7.50	7.50	7.50	7.50

	Pension Benefits			Other Postretirement Benefits			ESBPs
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost (1)	$91	$96	$81	$8	$10	$10	$2	$1	$1
Interest cost	103	110	105	9	12	11	2	2	4
Expected return on plan assets	(235)	(216)	(193)	(19)	(19)	(18)	—	—	—
Amortization of prior service credit	(18)	(17)	(12)	(12)	(8)	(5)	—	—	—
Recognized net actuarial loss	75	106	59	10	12	1	3	3	2
Curtailment gain	—	—	—	—	—	—	(2)	—	—
Total net periodic benefit cost	$16	$79	$40	$(4)	$7	$(1)	$5	$6	$7

(1)	Pension Benefits for 2014 includes $6 million of service cost associated with transferred employees as a result of the business integration initiative.

At December 31, 2016 and 2015, the following amounts were forecasted to be recognized in 2017 and 2016 net periodic benefit cost, respectively.

	Years Ended December 31,
	2017		2016
(Dollars in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$77	$12	$76	$10
Prior service credit	(27)	(21)	(18)	(8)
Amounts to be reclassified from AOCI	$50	$(9)	$58	$2

Note 16—Employee Pension and Other Postretirement Benefits (Continued)

The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2016	2015	2014
Healthcare cost trend rate assumed for next year	4.64%	6.29%	7.53%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	3.96%	4.50%	4.50%
Year the rate reaches the ultimate trend rate	2026	2026	2021
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
Executive Supplemental Benefit Plans
The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $98 million and $101 million at December 31, 2016 and 2015, respectively. In October 2016, the Company announced amendments to certain ESBPs such that all ESBPs were frozen to future service accruals effective December 31, 2016.
Section 401(k) Savings Plans
The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 75% of their eligible compensation on a pre-tax or Roth basis, or up to 10% of their eligible compensation on an after-tax basis, through payroll deductions, to a combined maximum of 75% of eligible compensation, subject to statutory limits. The Company contributes 100% of every pre-tax or Roth dollar an employee contributes up to the first 3% of the employee's eligible compensation and 50% of every pre-tax or Roth dollar an employee contributes on the next 2% of the employee's eligible compensation, for a maximum matching opportunity of 4%. Company matching contributions are credited to eligible participants' accounts annually following year-end. Matching contributions are fully vested when credited. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $48 million, $47 million and $37 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 17—Other Noninterest Income and Noninterest Expense
The detail of other noninterest income is as follows.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Gain (loss) on sales	$79	$31	$(178)
FDIC indemnification asset amortization expense	—	(69)	(99)
Rental income from operating leases	47	62	305
Other fee income	59	35	53
Other	74	92	130
Total other noninterest income	$259	$151	$211
The loss on sale during 2014 resulted primarily from the sale of equipment under operating leases.

The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Communications	$57	$57	$51
Other:
Fees to affiliates	100	82	51
Expenses of the LIHC consolidated VIEs	68	45	32
Depreciation on operating leases	25	26	151
Other	229	255	218
Total other noninterest expense	$479	$465	$503

Note 18—Income Taxes
The following table is an analysis of the effective tax rate:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	6	5	7
Tax-exempt interest income	(1)	(2)	(1)
Amortization of LIHC investments	10	15	9
Tax credits	(18)	(26)	(15)
Other	(1)	(5)	(4)
Effective tax rate	31%	22%	31%

The components of income tax expense were as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Current income tax expense:
Federal	$228	$114	$199
State	105	61	38
Foreign	7	14	14
Total current expense	340	189	251
Deferred income tax expense (benefit):
Federal	58	4	63
State	24	(15)	31
Foreign	(3)	(9)	3
Total deferred expense	79	(20)	97
Total income tax expense	$419	$169	$348

Note 18—Income Taxes (Continued)

The components of the Company's net deferred tax balances as of December 31, 2016 and 2015 were as follows:

	December 31,
(Dollars in millions)	2016	2015
Deferred tax assets:
Allowance for credit losses	$443	$395
Accrued expense, net	384	274
Unrealized losses on pension and postretirement benefits	384	401
Unrealized net losses on securities available for sale	135	102
Fair value adjustments for valuation of FDIC covered assets	105	125
Other	52	142
Total deferred tax assets	1,503	1,439
Deferred tax liabilities:
Leasing	736	838
Intangible assets	79	98
Pension liabilities	479	427
Other	147	7
Total deferred tax liabilities	1,441	1,370
Net deferred tax asset	$62	$69
At December 31, 2016, we had net operating loss and tax credit carry forwards for which related deferred tax assets of $81 million and $123 million, respectively, were recorded. The net operating loss and tax credit carry forwards expire in varying amounts through 2035.
Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. Management has determined that no valuation allowance is required.
The changes in unrecognized tax positions were as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Balance, beginning of year	$8	$11	$18
Gross increases as a result of tax positions taken during prior periods	—	1	1
Gross decreases as a result of tax positions taken during prior periods	—	(5)	(10)
Gross increases as a result of tax positions taken during current period	3	1	2
Balance, end of year	$11	$8	$11
The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $11 million, $8 million and $11 million at December 31, 2016, 2015 and 2014, respectively.
The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2016 and 2015, there were no accruals recorded for gross interest and penalties. As of December 31, 2014, we accrued $1 million of gross interest and penalties.
The Company is subject to U.S. federal income tax as well as various state and foreign income taxes. With limited exception, the Company is not open to examination for periods before 2010 by U.S. federal and state taxing authorities.
Note 19—Regulatory Capital Requirements
The Company and the Bank are subject to various regulatory capital requirements administered by the U.S. federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory

Note 19—Regulatory Capital Requirements (Continued)

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
Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2016, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10% for the Total risk-based capital ratio and 8.0% for the Tier 1 risk-based capital ratio. Furthermore, management believes, as of December 31, 2016 and 2015, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company:
As of December 31, 2016:
Common equity tier 1 capital (to risk-weighted assets)	$14,757	14.77%	≥	$5,120	5.125%
Tier 1 capital (to risk-weighted assets)	14,757	14.77	≥	6,619	6.625
Total capital (to risk-weighted assets)	16,431	16.45	≥	8,617	8.625
Tier 1 leverage(2)	14,757	9.92	≥	5,952	4.000
As of December 31, 2015(3):
Common equity tier 1 capital (to risk-weighted assets)	$12,920	13.63%	≥	$4,265	4.500%
Tier 1 capital (to risk-weighted assets)	12,923	13.64	≥	5,687	6.000
Total capital (to risk-weighted assets)	14,747	15.56	≥	7,582	8.000
Tier 1 leverage(2)	12,923	11.40	≥	4,535	4.000

(1)	Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain deductions).

(3)	Prior period amounts and ratios have not been revised to include the transferred IHC entities.

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2016 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$13,056	14.61%	≥	$4,581	5.125%	≥	$5,810	6.5%
Tier 1 capital (to risk-weighted assets)	13,056	14.61	≥	5,922	6.625	≥	7,151	8.0
Total capital (to risk-weighted assets)	14,560	16.29	≥	7,709	8.625	≥	8,938	10.0
Tier 1 leverage(2)	13,056	11.46	≥	4,558	4.000	≥	5,697	5.0
As of December 31, 2015 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$12,384	13.18%	≥	$4,227	4.500%	≥	$6,105	6.5%
Tier 1 capital (to risk-weighted assets)	12,384	13.18	≥	5,636	6.000	≥	7,514	8.0
Total capital (to risk-weighted assets)	14,003	14.91	≥	7,514	8.000	≥	9,393	10.0
Tier 1 leverage(2)	12,384	11.03	≥	4,490	4.000	≥	5,612	5.0

(1)	Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 0.625%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain deductions).

Note 20—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends
Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $761 million and $565 million at December 31, 2016 and 2015, respectively.
See Note 3 to these consolidated financial statements for the carrying amounts of securities that were pledged as collateral to secure public and trust deposits and for other transactions as required by contract or law. See Note 11 to these consolidated financial statements for the carrying amounts of loans and securities that were pledged as collateral for borrowings, including those pledged to the Federal Reserve Bank and FHLB.
The Federal Reserve Act restricts the amount and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10% of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20% of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 19 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2016, $251 million of notes payable remained outstanding from Bankers Commercial Corporation, and $111 million remained outstanding from all other non-bank affiliates.
The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.
Note 21—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	December 31, 2016
Commitments to extend credit	$32,162
Issued standby and commercial letters of credit	5,847
Commitments to enter into forward-starting resale agreements	293
Other commitments	1,588
Commitments to extend credit are legally binding agreements to lend to a customer provided there are no violations of any condition established in the contract. Commitments have fixed expiration dates or other termination clauses and may require maintenance of compensatory balances. Since many of the commitments to extend credit may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. Total commitments to extend credit at December 31, 2016 include $2.3 billion to commercial borrowers in the oil and gas sector.
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At December 31, 2016, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual

Note 21—Commitments, Contingencies and Guarantees (Continued)

amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.
Other commitments include collateralized financing activities, commitments to fund principal investments, other securities, and residual value guarantees.
The Company has three committed facilities to provide collateralized financing to third parties, up to an aggregate of $1.4 billion. One of these facilities is shared with an affiliate with an aggregate commitment up to $250 million. At December 31, 2016, the facilities were not drawn down. For the year ended December 31, 2016, commitment fees were nominal.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2016, the current exposure to loss under these contracts totaled $15 million, and the maximum potential exposure to loss in the future was estimated at $45 million.
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
Note 22—Related Party Transactions
MUAH is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. and MUFG Securities Americas, Inc. (formerly Mitsubishi UFJ Securities (USA), Inc.). It is owned by BTMU and MUFG. BTMU is a wholly-owned subsidiary of MUFG.

On July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential standards, MUAH was designated the U.S. Intermediate Holding Company of MUFG.
On July 1, 2014, BTMU integrated its U.S. branch banking operations under MUAH’s operations. The integration did not involve a legal entity combination, but rather an integration of personnel and certain business and support activities.
In conjunction with the integration on July 1, 2014, the Bank and BTMU entered into a master services agreement, which provides for employees of the Bank to perform and make available various business, banking, financial, and administrative and support services (the Services) and facilities for BTMU in connection with the operation and administration of BTMU's businesses in the U.S. (including BTMU's U.S. branches). In consideration for the Services, BTMU pays the Bank fee income, which reflects market-based pricing. This integration included the transfer of ownership of BTMU’s U.S. corporate customer list, available-for-sale securities of $70 million and employee-related liabilities to the Bank. Immediately after the transfer, the transferred liabilities were adjusted to conform to the Company's GAAP accounting policies resulting in a $9 million increase in retained earnings and a $9 million decrease in liabilities, resulting in total liabilities transferred of $30 million. The Company's additional paid-in capital increased by $31 million.

Note 22—Related Party Transactions (Continued)

In addition to the above, the Company conducts transactions with affiliates which include BTMU, MUFG and other entities which are directly or indirectly owned by MUFG. The transactions include capital market transactions, facilitating securities transactions, secured financing transactions, advisory services, clearing and operational support. Under services level agreements the Company provides services to and receives services from various affiliates. The Company also has referral agreements with its affiliates and pays referral fees from investment banking revenue earned.
Related party transactions reflect market-based pricing. These transactions are subject to federal and state statutory and regulatory restrictions and limitations.
The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

As of December 31, 2016 and December 31, 2015, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	December 31, 2016	December 31, 2015
Assets:
Cash and cash equivalents	$102	$117
Securities borrowed or purchased under resale agreements	2,765	5,620
Trading account assets	—	—
Other assets	161	131
Liabilities:
Deposits	$623	$177
Securities loaned or sold under repurchase agreements	385	767
Commercial paper and other short-term borrowings	1,372	2,423
Long-term debt	6,042	5,391
Other liabilities	63	31

Revenues and expenses with affiliates for 2016, 2015, and 2014 were as follows:

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Interest Income
Securities borrowed or purchased under resale agreements	$26	$22	12
Interest Expense
Commercial paper and other short-term borrowings	24	21	51
Long-term debt	69	27	32
Securities loaned or sold under repurchase agreements	2	1	1
Noninterest Income
Fees from affiliates	957	763	320
Other, net	(28)	17	63
Noninterest Expense
Other	95	92	83

For additional information regarding the debt due to affiliates, see Note 10 and Note 11 to our Consolidated Financial Statements included in this Form 10-K.
At December 31, 2016, the Company had $1.9 billion in uncommitted, unsecured borrowing facilities with affiliates.
At December 31, 2016 and December 31, 2015, the Company had derivative contracts with affiliates totaling $1.6 billion and $1.3 billion, respectively, in notional balances, with $72 million and $8 million in net unrealized gains at December 31, 2016 and December 31, 2015, respectively.

Note 22—Related Party Transactions (Continued)

An affiliate extends guarantees on liabilities arising out of or in connection with agreements with certain counterparties. There was no amount guaranteed at December 31, 2016. At December 31, 2015, the guaranteed balance was $3 million.
During 2014 assets under operating lease of $2.7 billion were sold to an affiliate, resulting in a loss on sale of $153 million, included in other, net noninterest income.
Note 23—Business Segments
The Company has five reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, Investment Banking & Markets and MUFG Securities Americas Inc. Below is a detailed description of these reportable segments.
Regional Bank
The Regional Bank provides banking products and services to individual and business customers in California, Washington and Oregon through four major business lines.
    Consumer Banking serves consumers and small businesses through 352 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

Commercial Banking provides commercial and asset-based loans to clients across a wide range of industries with annual revenues up to $500 million. Through partnerships with other areas of the bank, Commercial Banking clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.

Real Estate Industries provides financing solutions for existing properties and construction projects to professional real estate developers. Property types supported include apartment, office, retail, industrial, single-family residential and hotels on the West Coast and in select metropolitan areas across the country. Real Estate Industries also makes tax credit investments in affordable housing projects through its Community Development Finance unit. Through partnerships with other areas of the bank, Real Estate Industries clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.

Wealth Markets serves corporate, institutional, non-profit and individual clients. Capabilities include Wealth Planning / Trust & Estate Services; Investment Management through HighMark Capital Management, Inc., an SEC-registered investment advisory firm wholly-owned by the bank; Brokerage through UnionBanc Investment Services, LLC, an SEC-registered broker-dealer/investment advisory firm wholly-owned by the bank; and Private Wealth Management.
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

Note 23—Business Segments (Continued)

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
MUFG Securities Americas Inc.
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
Other
The Company generally applies a "market view" perspective in measuring the business segments. The market view is a measurement of customer markets aggregated to show all revenues generated and expenses incurred from all products and services sold to those customers regardless of where product areas organizationally report. Therefore, revenues and expenses are included in both the business segment that provides the service and the business segment that manages the customer relationship. The duplicative results from this internal management accounting view are eliminated in "Other." Certain of the transferred IHC entities are not measured using a "market view" perspective.
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
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics between Corporate Treasury and the operating segments. A segment receives a funding credit from Corporate Treasury for its liabilities. Conversely, a segment is assigned a charge by Corporate Treasury to fund its assets. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on an activity-based costing methodology. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting

Note 23—Business Segments (Continued)

methodologies or organizational structure. Beginning with the second quarter of 2016, the Company revised its methodology for allocating certain indirect costs to the segments. Beginning with the third quarter of 2016, the Company revised its funds transfer pricing methodology related to certain deposits. Prior period results have been updated to reflect these changes in methodology. Certain of the transferred IHC entities are not measured using management accounting methodologies.

As of and for the Year Ended December 31, 2016:

(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$1,923	$417	$486	$213	$164	$(150)	$3,053
Noninterest income (expense)	469	285	167	349	302	653	2,225
Total revenue	2,392	702	653	562	466	503	5,278
Noninterest expense	1,750	199	461	223	362	787	3,782
(Reversal of) provision for credit losses	30	50	—	53	—	22	155
Income (loss) before income taxes and including noncontrolling interests	612	453	192	286	104	(306)	1,341
Income tax expense (benefit)	172	178	75	22	42	(70)	419
Net income (loss) including noncontrolling interest	440	275	117	264	62	(236)	922
Deduct: net loss from noncontrolling interests	—	—	—	1	—	67	68
Net income (loss) attributable to MUAH	$440	$275	$117	$265	$62	$(169)	$990

Total assets, end of period	$63,291	$12,164	$2,036	$13,851	$29,252	$27,550	$148,144

As of and for the Year Ended December 31, 2015:

(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,896	$418	$441	$249	$72	$(184)	$2,892
Noninterest income (expense)	451	135	169	294	300	501	1,850
Total revenue	2,347	553	610	543	372	317	4,742
Noninterest expense	1,839	211	437	243	315	702	3,747
(Reversal of) provision for credit losses	13	206	1	(22)	—	29	227
Income (loss) before income taxes and including noncontrolling interests	495	136	172	322	57	(414)	768
Income tax expense (benefit)	123	54	67	59	22	(156)	169
Net income (loss) including noncontrolling interest	372	82	105	263	35	(258)	599
Deduct: net loss from noncontrolling interests	—	—	—	—	—	45	45
Net income (loss) attributable to MUAH	$372	$82	$105	$263	$35	$(213)	$644

Total assets, end of period	$60,767	$15,064	$2,121	$14,445	$34,167	$26,506	$153,070

Note 23—Business Segments (Continued)

As of and for the Year Ended December 31, 2014:

(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$2,057	$368	$423	$250	$55	$(248)	$2,905
Noninterest income (expense)	431	186	158	461	255	(21)	1,470
Total revenue	2,488	554	581	711	310	(269)	4,375
Noninterest expense	1,714	180	381	390	266	325	3,256
(Reversal of) provision for credit losses	—	(18)	(3)	43	—	(14)	8
Income (loss) before income taxes and including noncontrolling interests	774	392	203	278	44	(580)	1,111
Income tax expense (benefit)	242	154	79	66	17	(210)	348
Net income (loss) including noncontrolling interest	532	238	124	212	27	(370)	763
Deduct: net loss from noncontrolling interests	—	—	—	—	—	19	19
Net income (loss) attributable to MUAH	$532	$238	$124	$212	$27	$(351)	$782

Total assets, end of period	$62,187	$13,278	$1,778	$13,607	$32,313	$25,734	$148,897

Note 24—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company)
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2016	2015
Assets
Cash and cash equivalents	$1,542	$407
Investments in and advances to subsidiaries
Bank subsidiary	15,990	16,993
Nonbank subsidiaries	3,175	1,929
Other assets	59	25
Total assets	$20,766	$19,354
Liabilities and Stockholders' Equity
Long-term debt	$3,470	$2,932
Other liabilities	63	44
Total liabilities	3,533	2,976
Stockholders' equity	17,233	16,378
Total liabilities and stockholders' equity	$20,766	$19,354

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Income:
Rental Income	$16	$16	$—
Interest income on advances to subsidiaries and deposits in bank	22	9	—
Total income	38	25	—
Expense:
Interest expense	75	65	21
Other expense	19	20	4
Total expense	94	85	25
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(56)	(60)	(25)
Income tax benefit	(22)	(24)	(10)
Income (loss) before equity in undistributed net income of subsidiaries	(34)	(36)	(15)
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	900	558	752
Nonbank subsidiaries	124	122	45
Net Income	$990	$644	$782

Note 24—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$990	$644	$782
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(1,024)	(680)	(797)
Other, net	—	9	1
Net cash provided by (used in) operating activities	(34)	(27)	(14)
Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(1,197)	(2,070)	—
Repayment of investments in and advances to subsidiaries	1,820	7	165
Net cash used in investing activities	623	(2,063)	165
Cash Flows from Financing Activities:
Capital contribution from BTMU	—	—	—
Proceeds from issuance of subordinated loan due to BTMU	—	—	—
Proceeds from issuance of senior debt	545	2,197	—
Repayment of subordinated debt	—	(17)	—
Repayment of junior subordinated debt	—	—	(14)
Other, net	1	(11)	—
Net cash provided by (used in) financing activities	546	2,169	(14)
Net increase (decrease) in cash and cash equivalents	1,135	79	137
Cash and cash equivalents at beginning of year	407	328	191
Cash and cash equivalents at end of year	$1,542	$407	$328

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
We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2016.
The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of MUFG Americas Holdings Corporation
We have audited the accompanying consolidated balance sheets of MUFG Americas Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MUFG Americas Holdings Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, the consolidated financial statements have been revised for all periods presented to reflect the designation of the Company as their U.S. Intermediate Holding Company in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of MUFG Americas Holdings Corporation
We have audited the internal control over financial reporting of MUFG Americas Holding Corporation and subsidiaries (the "Company") as of December 31, 2016, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 3, 2017 which expressed an unqualified opinion on those financial statements and included an explanatory paragraph to describe how the consolidated financial statements have been revised for all periods presented to reflect the designation of the Company as their U.S. Intermediate Holding Company in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 3, 2017

MUFG Americas Holdings Corporation and Subsidiaries
Supplementary Information

Quarterly Financial Data (Unaudited)
Condensed Consolidated Statements of Income:

	2016 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$967	$936	$919	$894
Interest expense	165	163	165	170
Net interest income	802	773	754	724
(Reversal of) provision for credit losses	(41)	73	(39)	162
Noninterest income	616	570	565	474
Noninterest expense	956	952	906	968
Income before income taxes and including noncontrolling interests	503	318	452	68
Income tax expense	175	97	129	18
Net income including noncontrolling interests	328	221	323	50
Deduct: Net loss from noncontrolling interests	6	39	11	12
Net income	$334	$260	$334	$62

	2015 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$878	$860	$872	$827
Interest expense	148	137	133	127
Net interest income	730	723	739	700
(Reversal of) provision for credit losses	192	18	14	3
Noninterest income	482	450	481	437
Noninterest expense	963	926	919	939
Income before income taxes and including noncontrolling interests	57	229	287	195
Income tax expense	(14)	62	80	41
Net income including noncontrolling interests	71	167	207	154
Deduct: Net loss from noncontrolling interests	13	21	6	5
Net income	$84	$188	$213	$159

Prior period amounts have been revised to include the results of the transferred IHC entities.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MUFG Americas Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer
Date:	March 3, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MUFG Americas Holdings Corporation and in the capacities and on the dates indicated.

Signature	Title
/s/ STEPHEN E. CUMMINGS	Director, President and Chief Executive Officer
Stephen E. Cummings	(Principal Executive Officer)
/s/ JOHANNES WORSOE	Chief Financial Officer
Johannes Worsoe	(Principal Financial Officer)
/s/ ROLLAND D. JURGENS	Controller and Chief Accounting Officer
Rolland D. Jurgens	(Principal Accounting Officer)

*
Michael D. Fraizer	Director
*
Christine Garvey	Director

Mohan S. Gyani	Director
*
Ann F. Jaedicke	Director
*
Suneel Kamlani	Director
*
Kazuo Koshi	Director
*
Kanetsugu Mike	Director
*
Masato Miyachi	Director
*
Toby S. Myerson	Director
*
Barbara L. Rambo	Director
*
Muneaki Tokunari	Director
*
Dean A. Yoost	Director

*By:	/s/ MICHAEL F. COYNE
Michael F. Coyne Attorney-in-Fact
Dated: March 3, 2017

Exhibit Index

Exhibit No.	Description
2.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, The Bank of Tokyo-Mitsubishi UFJ Ltd. and Mitsubishi UFJ Financial Group Inc. dated June 30, 2016(1)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Amended and Restated Bylaws of the Registrant(3)
4.1	Trust Indenture between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(4)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
4.3	Officer's Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012(5)
4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3)
4.5
Officer's Certificate establishing the terms of the 1.625% Senior Notes due 2018, 2.250% Senior Notes due 2020, 3.000% Senior Notes due 2025, and Floating Rate Senior Notes due 2018, dated February 10, 2015(6)

4.6
Form of 1.625% Senior Notes due 2018, 2.250% Senior Notes due 2020, 3.000% Senior Notes due 2025, and Floating Rate Senior Notes due 2018 (included as Exhibits A, B, C and D, respectively, to Exhibit 4.5)

10.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(7)
10.2	Master Services Agreement by and between MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(8)
10.3	Purchase Agreement dated December 14, 2016, between MUFG Union Bank, N.A. and 400 California, LLC(9)
10.4	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements(10)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
23.1	Consent of Deloitte & Touche LLP(10)
24.1	Power of Attorney(10)
24.2	Resolution of Board of Directors(10)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(10)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements(10)

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2016.

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 1, 2014.

(2)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 1, 2014.

(3)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 8, 2003.

(4)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 18, 2012.

(5)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 2015.

(6)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

(7)	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

(8)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 14, 2016.

(9)	Filed herewith.