Form 10-Q
period 2017-03-31
MUFG Americas Holdings Corp
filed 2017-05-10
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at April 30, 2017: 144,322,280
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GSIB	Global systemically important banks
HQLA	High quality liquid assets
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PEP	Petroleum exploration and production
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary Leverage Ratio
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VaR	Value-at-risk
VIE	Variable interest entity

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2016 Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2016 Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the financial crisis, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, core deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation (and our expectation that we will replace a portion of our externally-placed debt with debt issued to our parent to comply with this regulation), and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

•
Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets

•
Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, realign our business model or otherwise restructure, reorganize or change our business mix, or the transfer to MUAH by MUFG of its interests in U.S. subsidiaries, and their timing and impact on our business

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

•	Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of a possible return of the California drought on its economy and related governmental actions

•	The realignment by MUFG Americas of its business model in the U.S., including MUAH

•	Descriptions of assumptions underlying or relating to any of the foregoing
Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements.

Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” of our 2016 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2017	March 31, 2016	Percent Change
Results of operations:
Net interest income	$795	$724	10%
Noninterest income	488	474	3
Total revenue	1,283	1,198	7
Noninterest expense	1,006	968	4
Pre-tax, pre-provision income(1)	277	230	20
(Reversal of) provision for credit losses	(30)	162	(119)
Income before income taxes and including noncontrolling interests	307	68	351
Income tax expense	83	18	361
Net income including noncontrolling interests	224	50	348
Deduct: Net loss from noncontrolling interests	5	12	(58)
Net income attributable to MUAH	$229	$62	269
Balance sheet (period average):
Total assets	$149,563	$154,704	(3)%
Total securities	24,900	23,550	6
Securities borrowed or purchased under resale agreements	20,454	31,698	(35)
Total loans held for investment	77,982	80,083	(3)
Earning assets	136,489	142,153	(4)
Total deposits	86,151	83,968	3
Securities loaned or sold under repurchase agreements	25,904	31,204	(17)
MUAH stockholders' equity	17,487	16,692	5
Performance ratios:
Return on average assets(2)	0.62%	0.16%
Return on average MUAH stockholders' equity(2)	5.27	1.45
Return on average MUAH tangible common equity(2)(3)	6.64	1.94
Efficiency ratio(4)	78.39	80.90
Adjusted efficiency ratio(5)	73.42	73.72
Net interest margin(2) (6)	2.37	2.06
Net loans charged-off to average total loans held for investment(2)	0.29	0.02

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	March 31, 2017	December 31, 2016	Percent Change
Balance sheet (end of period):
Total assets	$149,678	$148,144	1%
Total securities	25,299	24,478	3
Securities borrowed or purchased under resale agreements	19,992	19,747	1
Total loans held for investment	78,434	77,551	1
Nonperforming assets	572	692	(17)
Core deposits(7)	80,717	80,482	—
Total deposits	86,533	86,947	—
Securities loaned or sold under repurchase agreements	25,079	24,616	2
Long-term debt	11,333	11,410	(1)
MUAH stockholders' equity	17,484	17,233	1
Credit ratios:
Allowance for loan losses to total loans held for investment(8)	0.73%	0.82%
Allowance for loan losses to nonaccrual loans(8)	100.12	92.69
Allowance for credit losses to total loans held for investment(9)	0.91	1.03
Allowance for credit losses to nonaccrual loans(9)	125.81	116.20
Nonperforming assets to total loans held for investment and OREO	0.73	0.89
Nonperforming assets to total assets	0.38	0.47
Nonaccrual loans to total loans held for investment	0.73	0.89
Capital ratios:
Regulatory (10):
Common Equity Tier 1 risk-based capital ratio	15.17%	14.77%
Tier 1 risk-based capital ratio	15.17	14.77
Total risk-based capital ratio	16.72	16.45
Tier 1 leverage ratio	10.16	9.92
Other:
Tangible common equity ratio(11)	9.65%	9.58%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(12)	15.15	14.73

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

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding staff costs associated with fees from affiliates - support services, foreclosed asset expense and other credit costs, certain costs related to productivity initiatives, LIHC investment amortization expense, expenses of the LIHC consolidated variable interest entities, merger and business integration costs, privatization-related expenses, intangible asset amortization, and a contract termination fee) as a percentage of adjusted total revenue (net interest income (taxable-equivalent basis) and noninterest income), excluding the impact of fees from affiliates - support services, productivity initiatives related to the sale of certain premises, accretion related to privatization-related fair value adjustments, other credit costs, and impairment on private equity investments. Management discloses the adjusted efficiency ratio as a measure of the efficiency of our operations, focusing on those costs most relevant to our business activities. Please refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-Q for further information.

(6)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(7)	Core deposits exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000 and certain other deposits not considered to be core customer relationships.

(8)	The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(9)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(10)	These capital ratios are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2017 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale Banking, Investment Banking & Markets and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $149.7 billion at March 31, 2017.
On July 1, 2016 MUFG designated MUAH as its U.S. Intermediate Holding Company in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards and transferred interests in substantially all its U.S. subsidiaries to the IHC. It is expected that interests in MUFG's remaining U.S. subsidiaries will be transferred to MUAH by July 1, 2017.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2017 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the first quarter of 2017, revenue was comprised of 62% net interest income and 38% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income attributable to MUAH was $229 million in the first quarter of 2017, up $167 million from the first quarter of 2016, substantially driven by a decrease in the provision for credit losses and the expansion of the net interest margin.
The provision (reversal) for credit losses was $(30) million in the first quarter of 2017 and $162 million during the three months ended March 31, 2016. The reversal of provision in the first quarter of 2017 reflected general improvement in portfolio credit quality and composition. The provision for credit losses in the first quarter of 2016 was substantially due to the impact of continued low oil prices during the three months ended March 31, 2016, which resulted in negative credit migration in the oil and gas sector of our loan portfolio.
Net interest income totaled $795 million in the first quarter of 2017, an increase of $71 million from the first quarter of 2016. The increase was primarily driven by an increase in the net interest margin, reflecting the higher interest rate environment compared with the first quarter of 2016. The increase in net interest income was partially offset by an increase in noninterest expense of $38 million during the first quarter of 2017 compared with the first quarter of 2016. The increase in noninterest expense was primarily related to an increase in salaries, including incentive accruals, and professional and outside services expense.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 15.17%, 15.17% and 16.72%, respectively, at March 31, 2017. The Tier 1 leverage ratio was 10.16% at March 31, 2017.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	March 31, 2017			March 31, 2016

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,612	$220	3.49%	$30,475	$248	3.27%
Commercial mortgage	14,504	148	4.07	14,604	148	4.04
Construction	2,217	22	4.01	2,272	22	3.94
Lease financing	1,788	16	3.63	1,890	15	3.15
Residential mortgage	30,411	256	3.37	27,479	233	3.40
Home equity and other consumer loans	3,450	49	5.77	3,363	41	4.96
Total loans held for investment	77,982	711	3.67	80,083	707	3.54
Securities	24,900	135	2.16	23,550	115	1.95
Securities borrowed or purchased under resale agreements	20,454	63	1.26	31,698	50	0.64
Interest bearing deposits in banks	3,450	7	0.82	2,412	3	0.53
Federal funds sold	—	—	1.03	42	—	0.53
Trading account assets	9,094	74	3.29	3,951	22	2.24
Other earning assets	609	3	2.12	417	3	2.54
Total earning assets	136,489	993	2.93	142,153	900	2.54
Allowance for loan losses	(647)			(727)
Cash and due from banks	1,869			1,888
Premises and equipment, net	592			643
Other assets(4)	11,260			10,747
Total assets	$149,563			$154,704
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$39,905	$33	0.34	$38,355	$28	0.30
Savings	6,205	1	0.07	5,715	1	0.06
Time	5,369	15	1.13	7,577	20	1.08
Total interest bearing deposits	51,479	49	0.39	51,647	49	0.39
Commercial paper and other short-term borrowings	3,477	8	0.94	3,536	3	0.42
Securities loaned or sold under repurchase agreements	25,904	59	0.92	31,204	32	0.41
Long-term debt	11,347	57	2.01	13,410	73	2.14
Total borrowed funds	40,728	124	1.22	48,150	108	0.90
Trading account liabilities	2,567	16	2.57	2,716	13	1.96
Total interest bearing liabilities	94,774	189	0.81	102,513	170	0.67
Noninterest bearing deposits	34,672			32,321
Other liabilities(5)	2,487			3,006
Total liabilities	131,933			137,840
Equity
MUAH stockholders' equity	17,487			16,692
Noncontrolling interests	143			172
Total equity	17,630			16,864
Total liabilities and equity	$149,563			$154,704
Net interest income/spread (taxable-equivalent basis)		804	2.12%		730	1.87%
Impact of noninterest bearing deposits			0.22			0.16
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			2.37			2.06
Less: taxable-equivalent adjustment		9			6
Net interest income		$795			$724

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income for the three months ended March 31, 2017 increased $71 million compared with the same period in 2016. The increase in net interest income was primarily due to an increase in the net interest margin, reflecting the comparatively higher interest rate environment in the current quarter, partially offset by a decline in earning assets.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three months ended March 31, 2017 and 2016:
Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2017	March 31, 2016
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$48	$49	$(1)	(2)%
Trust and investment management fees	29	32	(3)	(9)
Trading account activities	(4)	28	(32)	(114)
Securities gains, net	2	13	(11)	(85)
Credit facility fees	26	27	(1)	(4)
Brokerage commissions and fees	18	19	(1)	(5)
Card processing fees, net	11	9	2	22
Investment banking and syndication fees	88	61	27	44
Fees from affiliates	219	212	7	3
Other investment income	(12)	(1)	(11)	nm
Other, net	63	25	38	152
Total noninterest income	$488	$474	$14	3%
Noninterest income increased during the three months ended March 31, 2017 primarily due to an increase in investment banking and syndication fees and an increase in Other, net, partially offset by a decrease in trading account activities. The increase in investment banking and syndication fees was due to increased underwriting activity. The increase in Other, net was due to impairments of certain oil and gas-related private equity investments in the first quarter of 2016.

For the three months ended March 31, 2017 and 2016, the Company recorded the following income and expenses related to support services provided to BTMU's U.S. branch banking operations:

	For the Three Months Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Fees from affiliates - support services	$158	$149
Staff costs associated with fees from affiliates - support services	147	139
Net support services	$11	$10

The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services, with associated costs included within noninterest expense.

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2017	March 31, 2016
(Dollars in millions)			Amount	Percent
Salaries and other compensation	$533	$499	$34	7%
Employee benefits	82	96	(14)	(15)
Salaries and employee benefits	615	595	20	3
Net occupancy and equipment	82	81	1	1
Professional and outside services	116	105	11	10
Software	46	37	9	24
Regulatory assessments	20	14	6	43
Intangible asset amortization	7	7	—	—
LIHC investment amortization	2	2	—	—
Advertising and public relations	20	14	6	43
Communications	14	15	(1)	(7)
Data processing	9	9	—	—
Other	75	89	(14)	(16)
Total noninterest expense	$1,006	$968	$38	4%

The increase in noninterest expense was driven primarily by an increase in salaries and other compensation expenses, related in part to higher incentive accruals in the first quarter of 2017. Noninterest expense also increased due to higher professional and outside services expense related to controls and compliance functions.

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the first quarter of 2017, income tax expense was $83 million with an effective tax rate of 27%, compared with an expense of $18 million and a rate of 26% for the first quarter of 2016.
For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense" in Part II, Item 7. and “Changes in our tax rates could affect our future results” in “Risk Factors” in Part I, Item 1A. and Note 18 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.

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
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements in this Form 10-Q.

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	March 31, 2017	December 31, 2016
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$25,602	$25,379	$223	1%
Commercial mortgage	14,468	14,625	(157)	(1)
Construction	2,040	2,283	(243)	(11)
Lease financing	1,779	1,819	(40)	(2)
Total commercial portfolio	43,889	44,106	(217)	—
Residential mortgage	31,162	29,922	1,240	4
Home equity and other consumer loans	3,383	3,523	(140)	(4)
Total consumer portfolio	34,545	33,445	1,100	3
Total loans held for investment	$78,434	$77,551	$883	1%

Loans held for investment increased from December 31, 2016 to March 31, 2017, primarily due to organic growth in the residential mortgage portfolio.
Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Japan, the only country where such outstandings exceeded one percent of total assets as of March 31, 2017 and December 31, 2016 were $2.9 billion and $3.1 billion, respectively. These cross-border outstandings are based on category and legal residence of ultimate risk and are comprised of securities financing arrangements from MUSA.

Deposits
The table below presents our deposits as of March 31, 2017 and December 31, 2016.

			Increase (Decrease)
	March 31, 2017	December 31, 2016
(Dollars in millions)			Amount	Percent
Interest checking	$5,890	$5,093	$797	16%
Money market	33,260	34,591	(1,331)	(4)
Total interest bearing transaction and money market accounts	39,150	39,684	(534)	(1)
Savings	7,108	5,928	1,180	20
Time	5,255	5,681	(426)	(7)
Total interest bearing deposits	51,513	51,293	220	—
Noninterest bearing deposits	35,020	35,654	(634)	(2)
Total deposits	$86,533	$86,947	$(414)	—%
Total interest bearing deposits include the following brokered deposits:
Interest bearing transaction and money market accounts	$2,632	$2,938	$(306)	(10)%
Time	1,755	1,918	(163)	(8)
Total brokered deposits	$4,387	$4,856	$(469)	(10)%
Core Deposits:
Total deposits	$86,533	$86,947	$(414)	—%
Less: total brokered deposits	4,387	4,856	(469)	(10)
Less: total foreign deposits and nonbrokered domestic time deposits of over $250,000	1,429	1,609	(180)	(11)
Total core deposits	$80,717	$80,482	$235	—%

Total deposits decreased $0.4 billion from December 31, 2016 to March 31, 2017 due to a decrease in demand deposits and money market deposits, partially offset by an increase in interest bearing savings deposits related to the launch of PurePoint Financial, a new online division of the Bank, and interest bearing checking deposits. Core deposits as a percentage of total deposits were 93% at March 31, 2017 and December 31, 2016, respectively.

Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. These balances are almost entirely attributable to MUSA. See Note 5 to our Consolidated Financial Statements in this Form 10-Q for additional information.

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2017, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2017. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2017 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy.
MUAH and MUB are required to maintain minimum capital ratios in accordance with rules issued by the U.S. federal banking agencies. In July 2013, the U.S. federal banking agencies issued final rules to implement the BCBS capital guidelines for U.S. banking organizations (U.S. Basel III). These rules supersede the U.S. federal banking agencies’ general risk-based capital rules (commonly known as “Basel I”), advanced approaches rules (commonly known as “Basel II”) that are applicable to certain large banking organizations, and leverage rules, and are subject to certain transition provisions. Among other requirements, the U.S. Basel III rules revised the definition of capital; increased minimum capital ratios; introduced a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and, for advanced approaches institutions, a potential countercyclical buffer of up to 2.5%, which would be imposed by regulators at their discretion if it is determined that a period of excessive credit growth is contributing to an increase in financial institution systemic risk; mandated a Tier 1 leverage ratio of 4%; introduced, for large and internationally active BHCs, a Tier 1 SLR that is currently set at 3% and which incorporates off-balance sheet exposures; revised Basel I rules for calculating risk-weighted assets under a standardized approach; modified the existing Basel II advanced approaches rules for calculating risk-weighted assets under U.S. Basel III; and phased-out, for advanced approaches institutions, the exclusion of AOCI that had applied under Basel I and Basel II rules, over a four-year transition period beginning on January 1, 2014. Banking organizations not subject to the advanced approaches rules, such as MUAH, were required to comply with the standardized approach capital rules beginning on January 1, 2015.
MUB previously opted-in to the advanced approaches risk-based capital rules, and therefore was required to comply with the U.S. Basel III capital rules beginning on January 1, 2014. However, MUB is in discussions with the OCC to opt-out of the U.S. Basel III advanced approaches rules. We expect these discussions to be completed in the second quarter of 2017.
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of March 31, 2017.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of March 31, 2017 and December 31, 2016.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	March 31, 2017	December 31, 2016
Capital Components
Common Equity Tier 1 capital	$14,977	$14,757
Tier 1 capital	$14,977	$14,757
Tier 2 capital	1,538	1,674
Total risk-based capital	$16,515	$16,431
Risk-weighted assets	$98,749	$99,904
Average total assets for leverage capital purposes	$147,375	$148,794

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	March 31, 2017		December 31, 2016		March 31, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,977	15.17%	$14,757	14.77%	≥	$5,678	5.750%
Tier 1 capital (to risk-weighted assets)	14,977	15.17	14,757	14.77	≥	7,159	7.250
Total capital (to risk-weighted assets)	16,515	16.72	16,431	16.45	≥	9,134	9.250
Tier 1 leverage(2)	14,977	10.16	14,757	9.92	≥	5,895	4.000

(1)Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of March 31, 2017 and December 31, 2016.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	March 31, 2017	December 31, 2016
Capital Components
Common Equity Tier 1 capital	$13,122	$13,056
Tier 1 capital	$13,122	$13,056
Tier 2 capital	1,438	1,504
Total risk-based capital	$14,560	$14,560
Risk-weighted assets	$88,357	$89,382
Average total assets for leverage capital purposes	$112,261	$113,939

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	March 31, 2017		December 31, 2016		March 31, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,122	14.85%	$13,056	14.61%	≥	$5,081	5.750%	≥	$5,743	6.5%
Tier 1 capital (to risk-weighted assets)	13,122	14.85	13,056	14.61	≥	6,406	7.250	≥	7,069	8.0
Total capital (to risk-weighted assets)	14,560	16.48	14,560	16.29	≥	8,173	9.250	≥	8,836	10.0
Tier 1 leverage(2)	13,122	11.69	13,056	11.46	≥	4,490	4.000	≥	5,613	5.0

(1)Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at March 31, 2017. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
(Dollars in millions)
Total MUAH stockholders' equity	$17,484	$17,233
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(216)	(223)
Deferred tax liabilities related to goodwill and intangible assets	72	79
Tangible common equity (a)	$14,115	$13,864
Total assets	$149,678	$148,144
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(216)	(223)
Deferred tax liabilities related to goodwill and intangible assets	72	79
Tangible assets (b)	$146,309	$144,775
Tangible common equity ratio (a)/(b)	9.65%	9.58%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at March 31, 2017 and December 31, 2016 was estimated to be 15.15% and 14.73%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both March 31, 2017 and December 31, 2016.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of March 31, 2017 and December 31, 2016:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	March 31, 2017	December 31, 2016
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$14,977	$14,757
Other	(29)	(58)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$14,948	$14,699
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$98,749	$99,904
Adjustments	(101)	(137)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$98,648	$99,767
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	15.15%	14.73%

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

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards" in Part I, Item 1. in our 2016 Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, refer to the section “Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.
Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, refer to the section “Credit Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Allowance for Credit Losses
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in the section “Allowance for Credit Losses” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. For additional information regarding our allowance for loan losses, refer to Note 3 of our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.
The allowance for loan losses was $570 million at March 31, 2017 compared with $639 million at December 31, 2016. Our ratio of allowance for loan losses to total loans held for investment was 0.73% as of March 31, 2017 and 0.82% as of December 31, 2016. The $14 million reversal of provision for loan losses during the three months ended March 31, 2017 reflects general improvement in portfolio credit quality and composition. Net loans charged-off during the first quarter of 2017 were $56 million, primarily comprised of PEP loans. Net loans charged-off to average total loans held for investment were 0.29% for the three months ended March 31, 2017, compared with 0.02% for the three months ended March 31, 2016.

Nonaccrual loans were $569 million at March 31, 2017 compared with $689 million at December 31, 2016. The decrease in nonaccrual loans outstanding during the first quarter of 2017 was primarily driven by payoffs of certain loans in the PEP portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.73% at March 31, 2017 from 0.89% at December 31, 2016. Our ratio of allowance for loan losses to nonaccrual loans increased to 100.12% at March 31, 2017 from 92.69% at December 31, 2016. Criticized credits in the commercial segment decreased to $2.2 billion at March 31, 2017 from $2.4 billion at December 31, 2016. The decrease in criticized credits was primarily due to general improvement and payoffs in the PEP portfolio during the first quarter of 2017. Refer to Note 3 of our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" of this Form 10-Q for a description of criticized credits.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended March 31,
(Dollars in millions)	2017	2016
Allowance for loan losses, beginning of period	$639	$723
(Reversal of) provision for loan losses	(14)	158
Other	1	4
Loans charged-off:
Commercial and industrial	(49)	(8)
Commercial and industrial - transfer to held for sale	(6)	—
Total commercial portfolio	(55)	(8)
Residential mortgage	—	1
Home equity and other consumer loans	(11)	(2)
Total consumer portfolio	(11)	(1)
Total loans charged-off	(66)	(9)
Recoveries of loans previously charged-off:
Commercial and industrial	8	1
Commercial mortgage	1	3
Total commercial portfolio	9	4
Home equity and other consumer loans	1	1
Total consumer portfolio	1	1
Total recoveries of loans previously charged-off	10	5
Net loans recovered (charged-off)	(56)	(4)
Ending balance of allowance for loan losses	570	881
Allowance for losses on unfunded credit commitments	146	169
Total allowance for credit losses	$716	$1,050

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.

The following table sets forth the components of nonperforming assets and TDRs:

	March 31, 2017	December 31, 2016	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$400	$458	$(58)	(13)%
Commercial mortgage	33	31	2	6
Total commercial portfolio	433	489	(56)	(11)
Residential mortgage	110	171	(61)	(36)
Home equity and other consumer loans	26	29	(3)	(10)
Total consumer portfolio	136	200	(64)	(32)
Total nonaccrual loans	569	689	(120)	(17)
OREO	3	3	—	—
Total nonperforming assets	$572	$692	$(120)	(17)%
Troubled debt restructurings:
Accruing	$336	$215	$121	56%
Nonaccruing (included in total nonaccrual loans above)	$301	$384	$(83)	(22)%
Total troubled debt restructurings	$637	$599	$38	6%

Total nonperforming assets as of March 31, 2017 were $572 million, or 0.38% of total assets, compared with $692 million, or 0.47% of total assets, at December 31, 2016. The decrease in nonperforming assets of $120 million from December 31, 2016 to March 31, 2017 was driven primarily by payoffs of certain loans in the PEP loan portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2017 and December 31, 2016. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial and industrial	$304	$321	1.19%	1.26%
Commercial mortgage	9	9	0.06	0.06
Construction	61	—	2.99	—
Total commercial portfolio	374	330	0.85	0.75
Residential mortgage	234	239	0.75	0.80
Home equity and other consumer loans	29	30	0.86	0.85
Total consumer portfolio	263	269	0.76	0.80
Total restructured loans	$637	$599	0.81%	0.77%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $24 million at March 31, 2017 and $23 million at December 31, 2016.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, power and utilities, real estate and leasing, manufacturing and information. No individual industry sector exceeded 10% of our total loans held for investment at either March 31, 2017 or December 31, 2016.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2017, 54% of the Company’s construction loan portfolio was concentrated in California, 13% to borrowers in the state of New York and 6% to borrowers in the state of Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2017, 62% of the Company’s commercial mortgage loans were made to borrowers located in California, 8% to borrowers in the state of New York and 7% to borrowers in the state of Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At March 31, 2017, payment terms on 39% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 31% and 32% of the home equity loans and lines were supported by first liens on residential properties as of March 31, 2017 and December 31, 2016, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at March 31, 2017 and December 31, 2016.
As of March 31, 2017, our sovereign and non-sovereign debt exposure to European countries was not material.

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

(Dollars in millions)	March 31, 2017	December 31, 2016
Effect on net interest income:
Increase 200 basis points	$57.0	$18.5
as a percentage of base case net interest income	1.91%	0.61%
Decrease 100 basis points	$(45.9)	$(19.1)
as a percentage of base case net interest income	(1.54)%	(0.63)%

An increase in rates increases net interest income. During the three months ended March 31, 2017, the Company's asset sensitive profile increased due to changes in balance sheet composition and forecasted balance sheet activity over the next twelve months, reflecting the impact of recent rate increases on certain components of the balance sheet. We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historic responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At March 31, 2017 and December 31, 2016, our ALM securities portfolio fair values were $23.6 billion and $22.7 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.5 years at March 31, 2017. At March 31, 2017, approximately $2.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the first quarter of 2017, we purchased $2.4 billion and sold $0.6 billion of securities as part of our investment portfolio strategy, while $0.9 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.9 years at March 31, 2017, compared with 4.0 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.9 years suggests an expected price decrease of approximately 3.9% for an immediate 1.0% parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.5 billion of direct bank purchase bonds that are largely managed within our Regional Bank and U.S. Wholesale Banking operating segments. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.

ALM and Other Risk Management Derivatives
The gross negative fair value of ALM derivatives increased during the three months ended March 31, 2017 primarily as a result of changes in interest rate swap rates. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.

(Dollars in millions)	March 31, 2017	December 31, 2016	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$13,744	$15,959	$(2,215)
Total ALM derivatives	13,744	15,959	(2,215)
Other risk management derivatives	1,003	1,045	(42)
Total ALM and other risk management derivatives	$14,747	$17,004	$(2,257)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$7	$22	$(15)
Gross negative fair value	230	199	31
Positive (negative) fair value of ALM derivatives, net	(223)	(177)	(46)
Other risk management derivatives:
Gross positive fair value	17	3	14
Gross negative fair value	6	90	(84)
Positive (negative) fair value of other risk management derivatives, net	11	(87)	98
Positive (negative) fair value of ALM and other risk management derivatives, net	$(212)	$(264)	$52
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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the three months ended March 31, 2017. The IHC entities transferred on July 1, 2016 were included in our VaR calculations beginning in the third quarter of 2016.

(Dollars in millions)	March 31, 2017
Average VaR	$9.1
High VaR	11.6
Low VaR	6.8
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions.
The following table provides the fair value of our trading account portfolio as of March 31, 2017 and December 31, 2016, and the change in fair value between March 31, 2017 and December 31, 2016:

(Dollars in millions)	March 31, 2017	December 31, 2016	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$1,902	$1,730	$172
Corporate bonds	1,273	841	432
Mortgage-backed securities	4,582	5,221	(639)
Derivatives (including netting adjustment)	709	851	(142)
Other	460	299	161
Trading account assets	$8,926	$8,942	$(16)

Fair value of trading account liabilities:
U.S. Treasury securities	$2,113	$1,973	$140
Corporate bonds	474	298	176
Derivatives (including netting adjustment)	559	576	(17)
Other	87	58	29
Trading account liabilities	$3,233	$2,905	$328

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$145,724	$149,229	$(3,505)
Commodity contracts	2,462	2,825	(363)
Foreign exchange contracts	5,756	5,981	(225)
Equity contracts	1,995	2,385	(390)
Other contracts	21	4	17
Total	$155,958	$160,424	$(4,466)
Fair value of positions held for trading purposes:
Gross positive fair value	$1,478	$1,601	$(123)
Gross negative fair value	1,297	1,395	(98)
Positive fair value of positions, net	$181	$206	$(25)

Notional amounts at March 31, 2017 also included $0.9 billion, $0.7 billion and $2.0 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.

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
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Although we make an effort to diversify our sources of liquidity, as discussed below, we will be required to maintain a minimum amount of TLAC-eligible debt due to affiliates beginning January 1, 2019. Various tools are used to measure and monitor liquidity, including forecasting of the sources and uses of cash flows over multiple time horizons and stress testing of the forecasts under various scenarios. Stress testing, which incorporates both institution-specific, and systemic market scenarios, as well as a combination scenario that adversely affects the Company's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Company maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources, adjusting asset growth and financing or selling assets.
We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities increased by $1.5 billion to $20.7 billion at March 31, 2017 from $19.2 billion at December 31, 2016. As of March 31, 2017, the Bank had $1.6 billion of short-term borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $28.5 billion.

Our primary funding sources are core customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Core deposits, which exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships, provide us with a sizable source of relatively stable and low-cost funds. At March 31, 2017, our core deposits totaled $80.7 billion and our total loan-to-total core deposit ratio was 97.2%. Total deposits were down $0.4 billion from $86.9 billion at December 31, 2016 to $86.5 billion at March 31, 2017.

The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at March 31, 2017. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. As of March 31, 2017, the parent company’s liquidity exceeded 20 months.

MUAH issues debt securities through a $3.6 billion shelf registration statement with the SEC. As of March 31, 2017, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

MUAH also borrows, on a long-term basis, from BTMU. On March 28, 2017, MUAH entered into a Credit Agreement with BTMU under which MUAH borrowed $3.5 billion. Simultaneously with the funding of this loan on March 31, 2017, the Bank prepaid three other loans from BTMU totaling $3.5 billion. At March 31, 2017, MUAH’s total debt outstanding to BTMU totaled $4.4 billion. This compares with $845 million at December 31, 2016. MUAH maintains a $500 million, three-year unsecured committed line of credit from BTMU, which is available for contingent liquidity purposes. At March 31, 2017 and December 31, 2016, this line of credit was undrawn.

MUAH’s subsidiaries also may borrow on a long-term basis from BTMU and affiliates. As of March 31, 2017, the Company had total long-term debt issued to BTMU and affiliates of $6.0 billion, including $1.2 billion of subordinated debt with a capital component.

In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The final rule includes an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or BTMU (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is designed to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019. The Company expects to restructure existing debt issued to BTMU and replace a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to BTMU or MUFG in order to comply with the new rules. See "Supervision and Regulation-Dodd-Frank Act and Related Regulations" in Part I, Item 1. in our 2016 Form 10-K.

The Company’s total wholesale funding included $10.8 billion of long term debt (excluding nonrecourse debt) and $3.5 billion of short-term debt at March 31, 2017. For additional information regarding our outstanding debt, refer to Note 6 and Note 7 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of March 31, 2017:

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A+	A+	A
	Short-term	—	A-1	A-1	A-1
Moody's	Long-term	Aa2	A2	—	A3
	Short-term	P-1	P-1	—	—
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

For further information, including information about rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2016 Form 10-K.

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). The phase-in period began on January 1, 2016, with full compliance required by January 1, 2017. At March 31, 2017, the Company was in compliance with the LCR requirements.

For further information regarding this rule, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards-Liquidity Coverage Ratio" in Part I, Item 1. and “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” in Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks. See “We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks” in Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, refer to the section “Operational Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

Business Segments

We have five reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, Investment Banking & Markets and MUFG Securities Americas Inc. For a more detailed description of these reportable segments, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q. In January 2017, the management of MUFG Americas announced a realignment of its business model in the Americas, which includes MUAH. The realignment consolidates the customer base of the Investment Banking & Markets segment, including its products and services, into the activities performed within various other operating segments. The Company expects to implement this reorganization during the second quarter of 2017.

Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were unique economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Beginning with the second quarter of 2016, the Company revised its methodology for allocating certain indirect costs to the segments. Beginning with the third quarter of 2016, the Company revised its funds transfer pricing methodology related to certain deposits. Prior period results have been updated to reflect these changes in methodology. Certain of the entities transferred to the IHC are not measured using a "market view" perspective. For a description of these methodologies, see Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
Regional Bank
The Regional Bank offers a wide range of financial products and services to individuals and businesses on the West Coast. Capabilities are delivered through a network of retail and private banking offices, digital channels, relationship managers, call centers and ATMs.
Consumers have access to checking and deposit accounts, residential mortgage loans, consumer loans, home equity lines of credit, credit cards, bill and loan payment services, and merchant services. Additionally, online deposit savings products are offered through PurePoint Financial which provides services to customers online and through a call center and a network of financial centers.
Commercial clients with up to $1 billion in annual revenue have access to commercial and asset-based loans, and professional real estate developers are offered financing solutions for existing properties and construction projects. Through partnerships with other areas of the Bank, these clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.
The Wealth Markets Division serves corporate, institutional, non-profit and individual clients. Products and services include wealth planning, trust and estate services, investment management, brokerage and private wealth management.

The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$498	$475	$23	5%
Noninterest income	112	114	(2)	(2)
Total revenue	610	589	21	4
Noninterest expense	502	441	61	14
(Reversal of) provision for credit losses	2	(2)	4	200
Income before income taxes and including noncontrolling interests	106	150	(44)	(29)
Income tax expense	23	42	(19)	(45)
Net income attributable to MUAH	$83	$108	$(25)	(23)
Average balances - Market View
Total loans held for investment	$59,609	$56,965	$2,644	5%
Total assets	63,505	61,770	1,735	3
Total deposits	53,545	51,819	1,726	3
Net interest income increased during the first quarter of 2017 compared with the first quarter of 2016 primarily due to higher average loan balances as well as a higher funds transfer pricing credit due to higher average deposit balances. Noninterest expense increased in the first quarter of 2017 compared with the first quarter of 2016 due to higher allocated costs, the launch of PurePoint Financial, higher professional and outside services expense, and higher salary expense.

U.S. Wholesale Banking
U.S. Wholesale Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $1 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Wholesale Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
The following table sets forth the results for the U.S. Wholesale Banking segment:

U.S. Wholesale Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$87	$107	$(20)	(19)%
Noninterest income	104	29	75	259
Total revenue	191	136	55	40
Noninterest expense	53	49	4	8
Provision for credit losses	—	130	(130)	(100)
Income before income taxes and including noncontrolling interests	138	(43)	181	421
Income tax expense (benefit)	55	(17)	72	424
Net income attributable to MUAH	$83	$(26)	$109	419
Average balances - Market View
Total loans held for investment	$10,017	$13,797	$(3,780)	(27)%
Total assets	11,561	14,993	(3,432)	(23)
Total deposits	9,438	8,598	840	10

Net interest income decreased in the first quarter of 2017 compared with the first quarter of 2016 as lower average loan balances and declining yields in certain segments of the loan portfolio were offset by a higher funds transfer pricing credit on deposit balances. Noninterest income was higher due largely to transaction referral fees earned from a related party. The provision for credit losses in the first quarter of 2016 was primarily due to increased reserves for the oil and gas portfolio.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$137	$113	$24	21%
Noninterest income	39	46	(7)	(15)
Total revenue	176	159	17	11
Noninterest expense	111	120	(9)	(8)
Provision for credit losses	—	2	(2)	(100)
Income before income taxes and including noncontrolling interests	65	37	28	76
Income tax expense	26	14	12	86
Net income attributable to MUAH	$39	$23	$16	70
Average balances - Market View
Total loans held for investment	$62	$60	$2	3%
Total assets	1,885	1,923	(38)	(2)
Total deposits	40,099	35,269	4,830	14

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income in the first quarter of 2017 compared with the first quarter of 2016 was driven by higher average deposit balances and an increase in the funds transfer pricing credit rate. The decrease in noninterest expense was due to a decrease in allocated expenses.

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
The following table sets forth the results for the Investment Banking & Markets segment:

Investment Banking & Markets
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$42	$56	$(14)	(25)%
Noninterest income	79	47	32	68
Total revenue	121	103	18	17
Noninterest expense	59	58	1	2
(Reversal of) provision for credit losses	(10)	31	(41)	(132)
Income before income taxes and including noncontrolling interests	72	14	58	414
Income tax expense	(3)	(19)	16	84
Net income (loss) including noncontrolling interest	75	33	42	127
Deduct: Net (income) loss from noncontrolling interests	—	1	(1)	(100)
Net income attributable to MUAH	$75	$34	$41	121
Average balances - Market View
Total loans held for investment	$9,397	$10,461	$(1,064)	(10)%
Total assets	13,718	14,531	(813)	(6)
Total deposits	634	761	(127)	(17)

The decrease in net interest income in the first quarter of 2017 compared with the first quarter of 2016 is primarily due to a decrease in average total loans held for investment. The increase in noninterest income is primarily due to oil and gas impairments recorded in the first quarter of 2016 as well as transaction referral fees earned from a related party in the first quarter of 2017. The reversal of provision in the current quarter was due to a general improvement in customer credit quality. The provision for credit losses in the first quarter of 2016 was largely due to the deterioration in credit quality of certain energy customers affected by low oil and gas prices.

MUFG Securities Americas Inc.
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment:

MUSA
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$59	$25	$34	136%
Noninterest income	84	71	13	18
Total revenue	143	96	47	49
Noninterest expense	105	86	19	22
(Reversal of) provision for credit losses	—	—	—	—
Income before income taxes and including noncontrolling interests	38	10	28	280
Income tax expense	15	4	11	275
Net income attributable to MUAH	$23	$6	$17	283
Average balances - Market View
Total loans held for investment	$—	$—	$—	—%
Total assets	30,732	36,088	(5,356)	(15)
Total deposits	—	—	—	—

Net interest income increased in the first quarter of 2017 compared with the first quarter of 2016, primarily due to higher yields on securities borrowed and purchased under resale agreements and higher balances and yields on trading account assets. Noninterest income increased due to higher investment banking fees. Noninterest expense increased due to increases in salaries and employee benefits expense resulting from increased head count.

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
In addition, "Other" includes the elimination of duplicative results from the internal management "market view" perspective; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.
The following table sets forth the results for Other:

Other
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$(28)	$(52)	$24	46%
Noninterest income	70	167	(97)	(58)
Total revenue	42	115	(73)	(63)
Noninterest expense	176	214	(38)	(18)
(Reversal of) provision for credit losses	(22)	1	(23)	nm
Income before income taxes and including noncontrolling interests	(112)	(100)	(12)	(12)
Income tax (benefit)	(33)	(6)	(27)	(450)
Net income (loss) including noncontrolling interests	(79)	(94)	15	16
Deduct: net loss from noncontrolling interests	5	11	(6)	(55)
Net income attributable to MUAH	$(74)	$(83)	$9	11
Average balances - Market View
Total loans held for investment	$(1,103)	$(1,200)	$97	8%
Total assets	28,162	25,399	2,763	11
Total deposits	(17,564)	(12,479)	(5,085)	(41)

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2016 Form 10-K. There have been no material changes to these critical accounting estimates during the first quarter of 2017.
Non-GAAP Financial Measures
The following tables present reconciliations between certain Generally Accepted Accounting Principles (GAAP) amounts and specific non-GAAP measures as used to compute selected non-GAAP financial ratios. References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU and MUFG.
The following table shows the calculation of return on average MUAH tangible common equity for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Net income attributable to MUAH	$229	$62
Add: intangible asset amortization, net of tax	4	4
Net income attributable to MUAH, excluding intangible asset amortization (a)	$233	$66
Average MUAH stockholders' equity	$17,487	$16,692
Less: Goodwill	3,225	3,225
Less: Intangible assets, except mortgage servicing rights	220	186
Less: Deferred tax liabilities related to goodwill and intangible assets	(75)	(44)
Tangible common equity (b)	$14,117	$13,325
Return on average MUAH tangible common equity (1) (a)/(b)	6.64%	1.94%

(1)     Annualized.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Noninterest Expense	$1,006	$968
Less: Staff costs associated with fees from affiliates - support services	147	139
Less: Foreclosed asset expense and other credit costs	—	(1)
Less: Productivity initiative costs	14	12
Less: LIHC investment amortization expense	2	1
Less: Expenses of the LIHC consolidated VIEs	5	12
Less: Merger and business integration costs	3	5
Less: Net adjustments related to privatization transaction	3	5
Less: Intangible asset amortization	4	3
Less: Contract termination fee	2	—
Noninterest expense, as adjusted (a)	$826	$792
Total Revenue	$1,283	$1,198
Add: Net interest income taxable-equivalent adjustment	9	6
Less: Fees from affiliates - support services	158	149
Less: Productivity initiative gains	4	—
Less: Accretion related to privatization-related fair value adjustments	2	5
Less: Other credit costs	(1)	(13)
Less: Impairment on private equity investments	5	(12)
Total revenue, as adjusted (b)	$1,124	$1,075
Adjusted efficiency ratio (a)/(b)	73.42%	73.72%

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
During the quarter ended March 31, 2017, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended March 31, 2017, the aggregate interest and fee income relating to these transactions was less than ¥30 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, BTMU receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2017, the average aggregate balance of deposits held in these accounts represented less than 0.09 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥3 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of March 31, 2017. For the quarter ended March 31, 2017, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
Internal Control Over Financial Reporting. During the first quarter of 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2017	2016
Interest Income
Loans	$708	$706
Securities	129	110
Securities borrowed or purchased under resale agreements	63	50
Trading assets	74	22
Other	10	6
Total interest income	984	894
Interest Expense
Deposits	49	49
Commercial paper and other short-term borrowings	8	3
Long-term debt	57	73
Securities loaned or sold under repurchase agreements	59	32
Trading liabilities	16	13
Total interest expense	189	170
Net Interest Income	795	724
(Reversal of) provision for credit losses	(30)	162
Net interest income after (reversal of) provision for credit losses	825	562
Noninterest Income
Service charges on deposit accounts	48	49
Trust and investment management fees	29	32
Trading account activities	(4)	28
Securities gains, net	2	13
Credit facility fees	26	27
Brokerage commissions and fees	18	19
Card processing fees, net	11	9
Investment banking and syndication fees	88	61
Fees from affiliates	219	212
Other, net	51	24
Total noninterest income	488	474
Noninterest Expense
Salaries and employee benefits	615	595
Net occupancy and equipment	82	81
Professional and outside services	116	105
Software	46	37
Regulatory assessments	20	14
Intangible asset amortization	7	7
Other	120	129
Total noninterest expense	1,006	968
Income before income taxes and including noncontrolling interests	307	68
Income tax expense	83	18
Net Income Including Noncontrolling Interests	224	50
Deduct: Net loss from noncontrolling interests	5	12
Net Income Attributable to MUAH	$229	$62

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2017	2016
Net Income Attributable to MUAH	$229	$62
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(30)	132
Net change in unrealized gains (losses) on investment securities	35	90
Foreign currency translation adjustment	1	4
Pension and other postretirement benefit adjustments	7	10
Other	—	(2)
Total other comprehensive income (loss)	13	234
Comprehensive Income (Loss) Attributable to MUAH	242	296
Comprehensive loss from noncontrolling interests	(5)	(12)
Total Comprehensive Income (Loss)	$237	$284
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2017	December 31, 2016
Assets
Cash and due from banks	$1,736	$1,909
Interest bearing deposits in banks	3,091	3,844
Total cash and cash equivalents	4,827	5,753
Securities borrowed or purchased under resale agreements	19,992	19,747
Trading account assets (includes $1,027 at March 31, 2017 and $1,122 at December 31, 2016 pledged as collateral that may be repledged)	8,926	8,942
Securities available for sale (includes $173 at March 31, 2017 and $148 at December 31, 2016 pledged as collateral that may be repledged)	14,925	14,141
Securities held to maturity (Fair value $10,348 at March 31, 2017 and $10,316 at December 31, 2016)	10,374	10,337
Loans held for investment	78,434	77,551
Allowance for loan losses	(570)	(639)
Loans held for investment, net	77,864	76,912
Premises and equipment, net	618	591
Goodwill	3,225	3,225
Other assets	8,927	8,496
Total assets	$149,678	$148,144
Liabilities
Deposits:
Noninterest bearing	$35,020	$35,654
Interest bearing	51,513	51,293
Total deposits	86,533	86,947
Securities loaned or sold under repurchase agreements	25,079	24,616
Commercial paper and other short-term borrowings	3,487	2,360
Long-term debt	11,333	11,410
Trading account liabilities	3,233	2,905
Other liabilities	2,383	2,520
Total liabilities	132,048	130,758
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 144,322,280 shares issued and outstanding as of March 31, 2017 and December 31, 2016	144	144
Additional paid-in capital	7,892	7,884
Retained earnings	10,331	10,101
Accumulated other comprehensive loss	(883)	(896)
Total MUAH stockholders' equity	17,484	17,233
Noncontrolling interests	146	153
Total equity	17,630	17,386
Total liabilities and equity	$149,678	$148,144
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2015	$144	$7,868	$9,116	$(750)	$215	$16,593
Net income (loss)	—	—	62	—	(12)	50
Other comprehensive income (loss), net of tax	—	—	—	234	—	234
Compensation—restricted stock units	—	10	—	—	—	10
Other	—	—	—	—	7	7
Net change	—	10	62	234	(5)	301
Balance March 31, 2016	$144	$7,878	$9,178	$(516)	$210	$16,894

Balance December 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)	—	—	229	—	(5)	224
Other comprehensive income (loss), net of tax	—	—	—	13	—	13
Compensation—restricted stock units	—	8	1	—	—	9
Other	—	—	—	—	(2)	(2)
Net change	—	8	230	13	(7)	244
Balance March 31, 2017	$144	$7,892	$10,331	$(883)	$146	$17,630
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2017	2016
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$224	$50
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(30)	162
Depreciation, amortization and accretion, net	80	87
Stock-based compensation—restricted stock units	14	15
Deferred income taxes	31	(16)
Net gains on sales of securities	(2)	(13)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(245)	2,962
Net decrease (increase) in securities loaned or sold under repurchase agreements	463	(1,930)
Net decrease (increase) in trading account assets	16	(1,895)
Net decrease (increase) in other assets	(568)	239
Net increase (decrease) in trading account liabilities	328	663
Net increase (decrease) in other liabilities	(27)	7
Loans originated for sale	(146)	(519)
Net proceeds from sale of loans originated for sale	208	514
Pension and other benefits adjustment	(127)	(149)
Other, net	(12)	8
Total adjustments	(17)	135
Net cash provided by (used in) operating activities	207	185
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	608	1,658
Proceeds from paydowns and maturities of securities available for sale	567	378
Purchases of securities available for sale	(2,018)	(610)
Proceeds from paydowns and maturities of securities held to maturity	408	360
Purchases of securities held to maturity	(499)	(866)
Proceeds from sales of loans	347	49
Net decrease (increase) in loans	(1,194)	(1,588)
Purchases of other investments	(14)	(67)
Other, net	27	(77)
Net cash provided by (used in) investing activities	(1,768)	(763)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(425)	5,149
Net increase (decrease) in commercial paper and other short-term borrowings	1,145	(246)
Proceeds from issuance of senior debt due to BTMU	3,521	—
Repayment of long-term debt	(3,602)	(565)
Other, net	(2)	(15)
Change in noncontrolling interests	(2)	8
Net cash provided by (used in) financing activities	635	4,331
Net change in cash and cash equivalents	(926)	3,753
Cash and cash equivalents at beginning of period	5,753	4,807
Cash and cash equivalents at end of period	$4,827	$8,560
Cash Paid During the Period For:
Interest	$187	$138
Income taxes, net	22	50
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	230	(81)

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA), Inc.). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches). The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2017 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the allowance for credit losses (Note 3), goodwill impairment, fair value of financial instruments (Note 8), hedge accounting (Note 9), pension accounting (Note 11), income taxes, and transfer pricing.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases.  The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. The Company plans to adopt the ASU on January 1, 2019. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations. The Company has recently begun the planning phase for this project and management is in the initial stage of policy development and issue identification. Management is currently evaluating technology solutions and assessing accounting for the current lease portfolio under the new ASU.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations. In the second quarter the Company plans to begin a current state gap analysis,

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

which will be followed by collecting business and data requirements to support the project planning phase of the implementation.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The ASU is effective for interim and annual periods beginning on January 1, 2018, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company's statement of cash flows.

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

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and the amounts generally described as restricted cash or restricted cash equivalents. The ASU is effective for interim and annual periods beginning on January 1, 2018 using a retrospective transition method. Early adoption is permitted. Management does not expect the adoption of this guidance to have a significant impact on the Company's statement of cash flows.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU removes Step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments, a goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The ASU will be effective for MUAH beginning January 1, 2020 on a prospective basis. Early adoption is permitted for any impairment tests performed after January 1, 2017. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of
Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets (issued as part of ASU 2014-09), and provide guidance on partial sales of nonfinancial assets. The ASU clarifies that the unit of account under ASU 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an “in substance nonfinancial asset” is within the scope of ASC 610-20. The ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASU is effective upon the adoption of ASU 2014-09, which the Company plans to adopt beginning January 1, 2018. It allows an entity to use either a retrospective or modified retrospective approach. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the income statement presentation of the components of net periodic benefit cost for sponsored defined benefit pension and other postretirement plans.  The ASU  also now mandates that only the service cost component of net benefit cost is eligible for capitalization on certain internally produced assets. The ASU is effective for interim and annual periods beginning January 1, 2018, with retrospective application for the new income statement presentation requirements and prospective application for the new capitalization requirement. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which requires premiums on certain purchased callable debt securities to be amortized to the earliest call date. Under current guidance, premiums on callable debt securities are generally amortized over the contractual life of the security. The amortization period for callable debt securities purchased at a discount will not be impacted. The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Note 2—Securities

Securities Available for Sale

At March 31, 2017 and December 31, 2016, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	March 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,920	$2	$109	$2,813
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,474	5	101	7,378
Privately issued	431	1	6	426
Privately issued - commercial mortgage-backed securities	664	5	6	663
Collateralized loan obligations	1,985	13	1	1,997
Other	7	—	—	7
Asset Liability Management securities	13,481	26	223	13,284
Other debt securities:
Direct bank purchase bonds	1,528	39	24	1,543
Other	94	—	1	93
Equity securities	5	—	—	5
Total securities available for sale	$15,108	$65	$248	$14,925

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,625	$1	$121	$2,505
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,814	3	122	6,695
Privately issued	333	1	7	327
Privately issued - commercial mortgage-backed securities	666	4	6	664
Collateralized loan obligations	2,219	4	5	2,218
Other	7	—	—	7
Asset Liability Management securities	12,664	13	261	12,416
Other debt securities:
Direct bank purchase bonds	1,601	41	29	1,613
Other	108	—	1	107
Equity securities	5	—	—	5
Total securities available for sale	$14,378	$54	$291	$14,141

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2017 and December 31, 2016 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,270	$109	$—	$—	$2,270	$109
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	5,567	93	606	8	6,173	101
Privately issued	249	5	26	1	275	6
Privately issued - commercial mortgage-backed securities	371	6	11	—	382	6
Collateralized loan obligations	168	—	129	1	297	1
Asset Liability Management securities	8,625	213	772	10	9,397	223
Other debt securities:
Direct bank purchase bonds	193	6	539	18	732	24
Other	91	1	5	—	96	1
Total securities available for sale	$8,909	$220	$1,316	$28	$10,225	$248

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,257	$121	$—	$—	$2,257	$121
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	5,501	113	667	9	6,168	122
Privately issued	249	6	29	1	278	7
Privately issued - commercial mortgage-backed securities	415	6	11	—	426	6
Collateralized loan obligations	75	—	1,077	5	1,152	5
Other	—	—	1	—	1	—
Asset Liability Management securities	8,497	246	1,785	15	10,282	261
Other debt securities:
Direct bank purchase bonds	386	12	499	17	885	29
Other	36	1	—	—	36	1
Equity securities	—	—	5	—	5	—
Total securities available for sale	$8,919	$259	$2,289	$32	$11,208	$291

At March 31, 2017, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2017, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

Note 2—Securities (Continued)

Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2017, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2017
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$393	$2,420	$—	$2,813
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	9	301	7,068	7,378
Privately issued	—	1	—	425	426
Privately issued - commercial mortgage-backed securities	—	—	—	663	663
Collateralized loan obligations	—	—	1,020	977	1,997
Other	1	1	5	—	7
Asset Liability Management securities	1	404	3,746	9,133	13,284
Other debt securities:
Direct bank purchase bonds	4	428	719	392	1,543
Other	—	67	—	26	93
Total debt securities available for sale	$5	$899	$4,465	$9,551	$14,920

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the three months ended March 31, 2017 and 2016 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2017	2016
Gross realized gains	$2	$13
Gross realized losses	—	—

Securities Held to Maturity
At March 31, 2017 and December 31, 2016, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	March 31, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$493	$—	$—	$493	$4	$—	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,342	2	38	8,306	32	98	8,240
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,636	—	61	1,575	43	7	1,611
Total securities held to maturity	$10,471	$2	$99	$10,374	$79	$105	$10,348

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$492	$—	$—	$492	$5	$—	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,301	3	41	8,263	34	96	8,201
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,645	—	63	1,582	43	7	1,618
Total securities held to maturity	$10,438	$3	$104	$10,337	$82	$103	$10,316

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2017 and December 31, 2016 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$4,977	$—	$96	$1,324	$38	$2	$6,301	$38	$98
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	109	—	2	1,445	61	5	1,554	61	7
Total securities held to maturity	$5,086	$—	$98	$2,769	$99	$7	$7,855	$99	$105

	December 31, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$4,492	$—	$92	$1,386	$41	$4	$5,878	$41	$96
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	111	—	1	1,448	63	6	1,559	63	7
Total securities held to maturity	$4,603	$—	$93	$2,834	$104	$10	$7,437	$104	$103

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2017
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$493	$497	$—	$—	$—	$—	$493	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	326	324	7,980	7,916	8,306	8,240
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	299	309	558	581	718	721	1,575	1,611
Total securities held to maturity	$792	$806	$884	$905	$8,698	$8,637	$10,374	$10,348

Securities Pledged and Received as Collateral
At March 31, 2017 and December 31, 2016, the Company pledged $12.4 billion and $12.1 billion, respectively, of available for sale and trading securities as collateral, of which $1.2 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short term borrowings and to secure public and trust department deposits.
At March 31, 2017 and December 31, 2016, the Company received $30.5 billion and $31.6 billion, respectively, of collateral, of which $30.5 billion and $31.6 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $29.1 billion and $30.5 billion at March 31, 2017 and December 31, 2016, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at March 31, 2017 and December 31, 2016:

(Dollars in millions)	March 31, 2017	December 31, 2016
Loans held for investment:
Commercial and industrial	$25,602	$25,379
Commercial mortgage	14,468	14,625
Construction	2,040	2,283
Lease financing	1,779	1,819
Total commercial portfolio	43,889	44,106
Residential mortgage	31,162	29,922
Home equity and other consumer loans	3,383	3,523
Total consumer portfolio	34,545	33,445
Total loans held for investment(1)	78,434	77,551
Allowance for loan losses	(570)	(639)
Loans held for investment, net	$77,864	$76,912

(1)	Includes $205 million and $180 million at March 31, 2017 and December 31, 2016, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(26)	12	—	(14)
Other	1	—	—	1
Loans charged-off	(55)	(11)	—	(66)
Recoveries of loans previously charged-off	9	1	—	10
Allowance for loan losses, end of period	$485	$85	$—	$570

	For the Three Months Ended March 31, 2016
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$653	$50	$20	$723
(Reversal of) provision for loan losses	171	7	(20)	158
Other	4	—	—	4
Loans charged-off	(8)	(1)	—	(9)
Recoveries of loans previously charged-off	4	1	—	5
Allowance for loan losses, end of period	$824	$57	$—	$881

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2017 and December 31, 2016:

	March 31, 2017
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$117	$20	$137
Collectively evaluated for impairment	368	65	433
Total allowance for loan losses	$485	$85	$570

Loans held for investment:
Individually evaluated for impairment	$638	$372	$1,010
Collectively evaluated for impairment	43,251	34,173	77,424
Total loans held for investment	$43,889	$34,545	$78,434

	December 31, 2016
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$151	$17	$168
Collectively evaluated for impairment	405	66	471
Total allowance for loan losses	$556	$83	$639

Loans held for investment:
Individually evaluated for impairment	$636	$386	$1,022
Collectively evaluated for impairment	43,470	33,059	76,529
Total loans held for investment	$44,106	$33,445	$77,551

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2017 and December 31, 2016:

(Dollars in millions)	March 31, 2017	December 31, 2016
Commercial and industrial	$400	$458
Commercial mortgage	33	31
Total commercial portfolio	433	489
Residential mortgage	110	171
Home equity and other consumer loans	26	29
Total consumer portfolio	136	200
Total nonaccrual loans	$569	$689
Troubled debt restructured loans that continue to accrue interest	$336	$215
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$301	$384

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show an aging of the balance of loans held for investment, by class as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,317	$10	$54	$64	$27,381
Commercial mortgage	14,435	18	15	33	14,468
Construction	2,040	—	—	—	2,040
Total commercial portfolio	43,792	28	69	97	43,889
Residential mortgage	31,012	110	40	150	31,162
Home equity and other consumer loans	3,347	21	15	36	3,383
Total consumer portfolio	34,359	131	55	186	34,545
Total loans held for investment	$78,151	$159	$124	$283	$78,434

	December 31, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,085	$54	$59	$113	$27,198
Commercial mortgage	14,571	37	17	54	14,625
Construction	2,283	—	—	—	2,283
Total commercial portfolio	43,939	91	76	167	44,106
Residential mortgage	29,770	110	42	152	29,922
Home equity and other consumer loans	3,479	27	17	44	3,523
Total consumer portfolio	33,249	137	59	196	33,445
Total loans held for investment	$77,188	$228	$135	$363	$77,551

Loans 90 days or more past due and still accruing totaled $24 million at March 31, 2017 and $23 million at December 31, 2016.

Credit Quality Indicators
Management analyzes the Company's loan portfolios by applying specific monitoring policies and procedures that vary according to the relative risk profile and other characteristics within the various loan portfolios. Loans within the commercial portfolio segment are classified as either pass or criticized. Criticized credits are those that have regulatory risk ratings of special mention, substandard or doubtful; classified credits are those that have regulatory risk ratings of substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings. The amounts presented reflect unpaid principal balances less charge-offs.

	March 31, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,708	$635	$1,007	$27,350
Commercial mortgage	14,119	93	237	14,449
Construction	1,862	118	61	2,041
Total commercial portfolio	$41,689	$846	$1,305	$43,840

	December 31, 2016
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,028	$860	$1,097	$26,985
Commercial mortgage	14,152	161	188	14,501
Construction	2,162	121	—	2,283
Total commercial portfolio	$41,342	$1,142	$1,285	$43,769

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $10 million and $11 million of loans covered by FDIC loss share agreements, at March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$31,052	$110	$31,162
Home equity and other consumer loans	3,357	26	3,383
Total consumer portfolio	$34,409	$136	$34,545

	December 31, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$29,751	$171	$29,922
Home equity and other consumer loans	3,494	29	3,523
Total consumer portfolio	$33,245	$200	$33,445

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at March 31, 2017 and December 31, 2016. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	March 31, 2017
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$24,680	$5,746	$436	$30,862
Home equity and other consumer loans	2,248	937	139	3,324
Total consumer portfolio	$26,928	$6,683	$575	$34,186
Percentage of total	79%	19%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2016
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$23,598	$5,597	$444	$29,639
Home equity and other consumer loans	2,372	977	111	3,460
Total consumer portfolio	$25,970	$6,574	$555	$33,099
Percentage of total	78%	20%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	March 31, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$29,721	$1,090	$14	$37	$30,862
Home equity loans	2,103	219	37	39	2,398
Total consumer portfolio	31,824	1,309	51	76	33,260
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$28,547	$1,030	$16	$46	$29,639
Home equity loans	2,160	206	41	43	2,450
Total consumer portfolio	$30,707	$1,236	$57	$89	$32,089
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.
Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of March 31, 2017 and December 31, 2016. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $48 million and $59 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2017 and December 31, 2016, respectively.

(Dollars in millions)	March 31, 2017	December 31, 2016
Commercial and industrial	$304	$321
Commercial mortgage	9	9
Construction	61	—
Total commercial portfolio	374	330
Residential mortgage	234	239
Home equity and other consumer loans	29	30
Total consumer portfolio	263	269
Total restructured loans	$637	$599

For the first quarter of 2017, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the three months ended March 31, 2017 and March 31, 2016 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$78	$78
Commercial mortgage	1	1
Construction	61	61
Total commercial portfolio	140	140
Residential mortgage	4	4
Total consumer portfolio	4	4
Total	$144	$144

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended March 31, 2016
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$50	$50
Commercial mortgage	5	5
Total commercial portfolio	55	55
Residential mortgage	4	4
Home equity and other consumer loans	1	1
Total consumer portfolio	5	5
Total	$60	$60

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2017 and 2016, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended March 31, 2017
Commercial and industrial	$2
Commercial mortgage	1
Total commercial portfolio	3
Residential mortgage	1
Total consumer portfolio	1
Total	$4

(Dollars in millions)	For the Three Months Ended March 31, 2016
Commercial and industrial	$1
Total commercial portfolio	1
Residential mortgage	2
Total consumer portfolio	2
Total	$3

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
The following tables show information about impaired loans by class as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$421	$94	$515	$116	$514	$125
Commercial mortgage	54	8	62	1	54	9
Construction	—	61	61	—	—	61
Total commercial portfolio	475	163	638	117	568	195
Residential mortgage	243	72	315	20	257	85
Home equity and other consumer loans	38	19	57	—	40	29
Total consumer portfolio	281	91	372	20	297	114
Total	$756	$254	$1,010	$137	$865	$309

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$505	$36	$541	$150	$672	$54
Commercial mortgage	86	9	95	1	8	9
Total commercial portfolio	591	45	636	151	680	63
Residential mortgage	250	75	325	17	295	89
Home equity and other consumer loans	41	20	61	—	11	30
Total consumer portfolio	291	95	386	17	306	119
Total	$882	$140	$1,022	$168	$986	$182

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three months ended March 31, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$491	$4	$624	$2
Commercial mortgage	18	—	18	—
Construction	10	—	—	—
Total commercial portfolio	519	4	642	2
Residential mortgage	237	2	273	2
Home equity and other consumer loans	29	—	31	1
Total consumer portfolio	266	2	304	3
Total	$785	$6	$946	$5

The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during the three months ended March 31, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended March 31,
	2017		2016
(Dollars in millions)	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$234	$347	$(81)	$49
Consumer portfolio	(4)	—	—	—
Total	$230	$347	$(81)	$49

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$106	$106	$—	$—
Leasing investments	622	173	795	54	54
Total consolidated VIEs	$622	$279	$901	$54	$54

	December 31, 2016
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$112	$112	$—	$—
Leasing investments	641	174	815	54	54
Total consolidated VIEs	$641	$286	$927	$54	$54

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at March 31, 2017 and December 31, 2016. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the three months ended March 31, 2017 and March 31, 2016, the Company had noncash increases in unfunded commitments on LIHC investments of $19 million and $37 million, respectively, included within other liabilities.

	March 31, 2017
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$199	$1,148	$1,372	$388	$388	$1,372
Leasing investments	1	12	28	1,662	1,703	66	66	1,723
Other investments	—	—	24	25	49	—	—	76
Total unconsolidated VIEs	$1	$37	$251	$2,835	$3,124	$454	$454	$3,171

		December 31, 2016
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$168	$1,164	$1,357	$381	$381	$1,357
Leasing investments	1	12	47	1,751	1,811	66	66	1,833
Other investments	—	—	24	26	50	—	—	81
Total unconsolidated VIEs	$1	$37	$239	$2,941	$3,218	$447	$447	$3,271

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$2
Amortization of LIHC investments included in income tax expense	33	30
Tax credits and other tax benefits from LIHC investments included in income tax expense	45	45

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

Note 5—Securities Financing Arrangements
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

The following tables present the offsetting of financial assets and liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,502	$787	$715	$44	$2	$669
Securities borrowed or purchased under resale agreements	31,147	11,155	19,992	19,896	—	96
Total	$32,649	$11,942	$20,707	$19,940	$2	$765
Financial Liabilities:
Derivative liabilities	$1,533	$968	$565	$170	$—	$395
Securities loaned or sold under repurchase agreements	36,235	11,156	25,079	24,470	—	609
Total	$37,768	$12,124	$25,644	$24,640	$—	$1,004

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,626	$770	$856	$20	$—	$836
Securities borrowed or purchased under resale agreements	31,386	11,639	19,747	19,657	—	90
Total	$33,012	$12,409	$20,603	$19,677	$—	$926
Financial Liabilities:
Derivative liabilities	$1,684	$1,047	$637	$176	$5	$456
Securities loaned or sold under repurchase agreements	36,255	11,639	24,616	23,812	—	804
Total	$37,939	$12,686	$25,253	$23,988	$5	$1,260

The following tables present the gross obligations for securities sold under agreements to repurchase, and securities loaned by remaining contractual maturity and class of collateral pledged as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$10,925	$1,886	$677	$96	$13,584
U.S. agency securities	30	3	—	—	33
Other sovereign government obligations	7	20	1	—	28
Money market securities	14	24	34	—	72
Asset-backed securities	1	1	28	—	30
Mortgage-backed securities	9,384	3,701	5,372	—	18,457
Corporate bonds	379	824	1,031	—	2,234
Municipal securities	157	54	143	—	354
Equities	362	49	164	—	575
Total	$21,259	$6,562	$7,450	$96	$35,367
Securities loaned:
Equities	718	51	99	—	868
Total	$718	$51	$99	$—	$868

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2016
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$11,419	$1,523	$712	$316	$13,970
U.S. agency securities	42	30	—	—	72
Other sovereign government obligations	—	—	16	—	16
Asset-backed securities	20	15	66	—	101
Mortgage-backed securities	8,792	4,450	4,750	—	17,992
Corporate bonds	405	800	909	—	2,114
Municipal securities	74	65	299	—	438
Equities	452	275	164	—	891
Total	$21,204	$7,158	$6,916	$316	$35,594
Securities loaned:
Corporate bonds	$8	$—	$—	$—	$8
Equities	562	—	91	—	653
Total	$570	$—	$91	$—	$661

The Company enters into reverse repurchase agreements, repurchase agreements and securities borrow and loan transactions. Under these agreements and transactions, the Company either receives or provides collateral. The Company receives collateral in the form of securities in connection with reverse repurchase agreements and securities borrowed transactions. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. For additional information related to securities pledged and received as collateral, refer to Note 2 to these consolidated financial statements.

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2017	December 31, 2016
Debt issued by MUB
Federal funds purchased, with weighted average interest rates of 0.72% and 0.50% at March 31, 2017 and December 31, 2016, respectively	$40	$26
Commercial paper, with a weighted average interest rate of 0.71% and 0.55% at March 31, 2017 and December 31, 2016, respectively	651	263
Federal Home Loan Bank advances, with a weighted average interest rate of 0.62% and 0.59% at March 31, 2017 and December 31, 2016, respectively	1,600	700
Total debt issued by MUB	2,291	989
Debt issued by other MUAH subsidiaries
Short-term debt due to BTMU, with weighted average interest rates of 1.47% and 0.49% at March 31, 2017 and December 31, 2016, respectively	425	679
Short-term debt due to affiliates, with weighted average interest rates of (0.07)% and (0.04)% at March 31, 2017 and December 31, 2016, respectively	771	692
Total debt issued by other MUAH subsidiaries	1,196	1,371
Total commercial paper and other short-term borrowings	$3,487	$2,360

Short-term debt due to BTMU consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to $1.4 billion. Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At March 31, 2017, MUSA had ¥86 billion ($771 million USD equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	March 31, 2017	December 31, 2016
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.61% at March 31, 2017 and 1.46% at December 31, 2016	$250	$250
Fixed rate 1.625% notes due February 2018	449	449
Fixed rate 2.25% notes due February 2020	997	997
Fixed rate 3.50% notes due June 2022	397	397
Fixed rate 3.00% notes due February 2025	496	496
Senior debt due to BTMU:
Floating rate debt due September 2020. This note, which bears interest at 0.85% above 3-month LIBOR, had a rate of 2.00% at March 31, 2017	3,500	—
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at March 31, 2017	21	—
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 1.99% at March 31, 2017 and 1.82% at December 31, 2016	545	545
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 2.53% at March 31, 2017 and 2.38% at December 31, 2016	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 2.83% at March 31, 2017 and 2.66% at December 31, 2016	36	36
Total debt issued by MUAH	6,991	3,470
Debt issued by MUB
Senior debt:
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.43% at March 31, 2017 and 1.28% at December 31, 2016	250	250
Fixed rate 2.125% notes due June 2017	500	500
Fixed rate 2.625% notes due September 2018	999	999
Fixed rate 2.250% notes due May 2019	500	500
Senior debt due to BTMU:
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.47% at December 31, 2016	—	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.49% at December 31, 2016	—	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.65% at December 31, 2016	—	1,000
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 2.35% at March 31, 2017 and 2.20% at December 31, 2016	750	750
Other	61	58
Total debt issued by MUB	3,060	6,557

Note 7—Long Term Debt (Continued)

Debt issued by other MUAH subsidiaries
Senior Debt due to BTMU:
Various floating rate borrowings due between November 2020 and April 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 1.15% at March 31, 2017 and 0.99% at December 31, 2016	250	250
Various fixed rate borrowings due between September 2019 and May 2023 with a weighted-average interest rate of 2.10% (between 1.71% and 2.44%) at March 31, 2017 and 2.15% (between 1.71% and 2.44%) at December 31, 2016	288	384
Subordinated Debt due to Affiliate:
Various floating rate borrowings due between March 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 2.68% (between 2.61% and 2.77%) at March 31, 2017 and 2.68% (between 2.61% and 2.77%) at December 31, 2016	185	185
Nonrecourse Debt due to BTMU:
Various floating rate nonrecourse borrowings due to BTMU between June 2017 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 2.04% (between 1.23% and 2.91%) at March 31, 2017 and 1.67% (between 0.25% and 2.41%) at December 31, 2016	127	127
Nonrecourse Debt:
Fixed rate nonrecourse borrowings due December 2026 which had an interest rate of 5.34% at March 31, 2017 and December 31, 2016	38	39
Various floating rate nonrecourse borrowings due between July 2017 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 1.87% (between 1.23% and 2.16%) at March 31, 2017 and 2.04% (between 0.85% and 2.73%) at December 31, 2016	394	398
Total debt issued by other MUAH subsidiaries	1,282	1,383
Total long-term debt	$11,333	$11,410

MUAH Senior Debt due to BTMU

During the three months ended March 31, 2017, MUAH borrowed $3.5 billion from BTMU in the form of a senior loan. MUAH may prepay the loan prior to the stated maturity date in whole or in part and in an amount of not less than $500,000. BTMU may accelerate the payment of the loan, in the case of certain events of default. The proceeds of the BTMU Loan have funded loans to MUAH’s subsidiaries. Simultaneously with the funding of the BTMU Loan on March 31, 2017, MUFG Union Bank, N.A., a wholly-owned subsidiary of MUAH, prepaid three loans from BTMU totaling $3.5 billion.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.
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

Independent price verification is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its independent price verification procedures, the Company compares pricing sources, tests data variances within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the valuation committee. For further information related to valuation processes, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, by major category and by valuation hierarchy level:

	March 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,902	$—	$—	$1,902
U.S. government-sponsored agency securities	—	121	—	—	121
State and municipal securities	—	8	—	—	8
Commercial paper	—	75	—	—	75
Other sovereign government obligations	—	31	—	—	31
Corporate bonds	—	1,273	—	—	1,273
Asset-backed securities	—	183	—	—	183
Mortgage-backed securities	—	4,582	—	—	4,582
Equities	42	—	—	—	42
Interest rate derivative contracts	4	984	2	(361)	629
Commodity derivative contracts	—	132	1	(124)	9
Foreign exchange derivative contracts	1	185	1	(119)	68
Equity derivative contracts	—	—	168	(165)	3
Total trading account assets	47	9,476	172	(769)	8,926
Securities available for sale:
U.S. Treasury	—	2,813	—	—	2,813
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,378	—	—	7,378
Privately issued	—	426	—	—	426
Privately issued - commercial mortgage-backed securities	—	663	—	—	663
Collateralized loan obligations	—	1,997	—	—	1,997
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,543	—	1,543
Other	—	67	26	—	93
Equity securities	5	—	—	—	5
Total securities available for sale	5	13,351	1,569	—	14,925
Other assets:
Mortgage servicing rights	—	—	34	—	34
Interest rate hedging contracts	—	7	—	(5)	2
Other derivative contracts	—	16	1	(13)	4
Total other assets	—	23	35	(18)	40
Total assets	$52	$22,850	$1,776	$(787)	$23,891
Percentage of total	—%	96%	7%	(3)%	100%
Percentage of total Company assets	—%	15%	1%	(1)%	15%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,113	$—	$—	$2,113
State and municipal	—	10	—	—	10
Other sovereign government obligations	—	35	—	—	35
Corporate bonds	—	474	—	—	474
Equities	42	—	—	—	42
Trading derivatives:
Interest rate derivative contracts	3	922	—	(665)	260
Commodity derivative contracts	—	104	—	(55)	49
Foreign exchange derivative contracts	1	99	1	(18)	83
Equity derivative contracts	—	—	167	—	167
Total trading account liabilities	46	3,757	168	(738)	3,233
Other liabilities:
FDIC clawback liability	—	—	113	—	113
Interest rate hedging contracts	—	230	—	(230)	—
Other derivative contracts	—	—	6	—	6
Total other liabilities	—	230	119	(230)	119
Total liabilities	$46	$3,987	$287	$(968)	$3,352
Percentage of total	1%	119%	9%	(29)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,730	$—	$—	$1,730
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	18	—	—	18
Commercial paper	—	1	—	—	1
Other sovereign government obligations	—	16	—	—	16
Corporate bonds	—	841	—	—	841
Asset-backed securities	—	106	—	—	106
Mortgage-backed securities	—	5,221	—	—	5,221
Equities	85	—	—	—	85
Interest rate derivative contracts	7	1,065	2	(343)	731
Commodity derivative contracts	—	144	1	(106)	39
Foreign exchange derivative contracts	1	215	1	(138)	79
Equity derivative contracts	1	—	164	(163)	2
Total trading account assets	94	9,430	168	(750)	8,942
Securities available for sale:
U.S. Treasury	—	2,505	—	—	2,505
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	6,695	—	—	6,695
Privately issued	—	327	—	—	327
Privately issued - commercial mortgage-backed securities	—	664	—	—	664
Collateralized loan obligations	—	2,218	—	—	2,218
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,613	—	1,613
Other	—	82	25	—	107
Equity securities	5	—	—	—	5
Total securities available for sale	5	12,498	1,638	—	14,141
Other assets:
Mortgage servicing rights	—	—	23	—	23
Interest rate hedging contracts	—	22	—	(20)	2
Other derivative contracts	—	2	1	—	3
Total other assets	—	24	24	(20)	28
Total assets	$99	$21,952	$1,830	$(770)	$23,111
Percentage of total	—%	95%	8%	(3)%	100%
Percentage of total Company assets	—%	15%	1%	(1)%	15%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$1,973	$—	$—	$1,973
Other sovereign government obligations	—	11	—	—	11
Corporate bonds	—	298	—	—	298
Equities	47	—	—	—	47
Trading derivatives:
Interest rate derivative contracts	1	987	—	(718)	270
Commodity derivative contracts	—	111	1	(68)	44
Foreign exchange derivative contracts	1	129	1	(33)	98
Equity derivative contracts	—	—	164	—	164
Total trading account liabilities	49	3,509	166	(819)	2,905
Other liabilities:
FDIC clawback liability	—	—	115	—	115
Interest rate hedging contracts	—	199	—	(199)	—
Other derivative contracts	—	84	6	(29)	61
Total other liabilities	—	283	121	(228)	176
Total liabilities	$49	$3,792	$287	$(1,047)	$3,081
Percentage of total	2%	123%	9%	(34)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016. Level 3 available for sale securities at March 31, 2017 and 2016 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	March 31, 2017					March 31, 2016
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$168	$1,638	$24	$(166)	$(121)	$228	$1,603	$1	$(223)	$(114)
Total gains (losses) (realized/unrealized):
Included in income before taxes	30	—	—	(28)	2	(18)	—	1	17	(2)
Included in other comprehensive income	—	3	—	—	—	—	(2)	—	—	—
Purchases/additions	—	1	11	—	—	—	78	—	—	—
Sales	—	—	—	—	—	—	—	—	—	—
Settlements	(26)	(73)	—	26	—	(21)	(66)	—	19	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	13	—	—
Asset (liability) balance, end of period	$172	$1,569	$35	$(168)	$(119)	$189	$1,613	$15	$(187)	$(116)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$30	$—	$—	$(28)	$2	$(18)	$—	$1	$17	$(2)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2017.

	March 31, 2017
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,543	Return on equity	Market-required return on capital	8.0 - 10.0%	9.7%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	28.5%

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2017 and 2016 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2017				Gain (Loss) For the Three Months Ended March 31, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$139	$—	$—	$139	$(16)
Other assets:
Software	—	—	—	—	(3)
Loans held for sale	15	—	—	15	(2)
Renewable energy investment	9	—	—	9	2
Total	$163	$—	$—	$163	$(19)

	March 31, 2016				Gain (Loss) For the Three Months Ended March 31, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$375	$—	$—	$375	$(127)
Premises and equipment	—	—	—	—	(4)
Other assets:
Loans held for sale	5	—	—	5	(3)
OREO	2	—	—	2	(1)
Private equity investments	10	—	—	10	(12)
Intangible assets	—	—	—	—	(1)
Total	$392	$—	$—	$392	$(148)

Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments and renewable energy investments was determined using a discounted cash flow analysis and market pricing, adjusted for management judgment, as of the measurement date. The fair value of software, premises and equipment, and intangible assets was determined using appraised values and market pricing, adjusted for management judgment, as of the measurement date.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of March 31, 2017 and as of December 31, 2016:

	March 31, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,827	$4,827	$4,827	$—	$—
Securities borrowed or purchased under resale agreements	19,992	19,992	—	19,992	—
Securities held to maturity	10,374	10,348	—	10,348	—
Loans held for investment (1)	76,105	77,234	—	—	77,234
Liabilities
Deposits	$86,533	$86,519	$—	$86,519	$—
Commercial paper and other short-term borrowings	3,487	3,487	—	3,487	—
Securities loaned or sold under repurchase agreements	25,079	25,079	—	25,079	—
Long-term debt	11,333	11,348	—	11,348	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$202	$202	$—	$—	$202

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,753	$5,753	$5,753	$—	$—
Securities borrowed or purchased under resale agreements	19,747	19,747	—	19,747	—
Securities held to maturity	10,337	10,316	—	10,316	—
Loans held for investment (1)	75,112	76,257	—	—	76,257
Liabilities
Deposits	$86,947	$86,930	$—	$86,930	$—
Commercial paper and other short-term borrowings	2,360	2,360	—	2,360	—
Securities loaned or sold under repurchase agreements	24,616	24,616	—	24,616	—
Long-term debt	11,410	11,411	—	11,411	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$221	$221	$—	$—	$221

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

For further information on methodologies for approximating fair values, see Note 12 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2016 Form 10-K.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging
The Company enters into certain derivative and other financial instruments primarily to assist customers with their risk management objectives and to manage the Company’s exposure to interest rate risk. When entering into derivatives on behalf of customers, the Company generally acts as a financial intermediary by offsetting a significant portion of the market risk for these derivatives with third parties. The Company may also enter into derivatives for other risk management purposes. All derivative instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value.
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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of March 31, 2017 and December 31, 2016, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$13,244	$6	$230	$15,459	$19	$199
Fair value hedges
Interest rate contracts	500	1	—	500	3	—
Not designated as hedging instruments:
Trading
Interest rate contracts	145,724	990	925	149,229	1,074	988
Commodity contracts	2,462	133	104	2,825	145	112
Foreign exchange contracts	5,756	187	101	5,981	217	131
Equity contracts	1,995	168	167	2,385	165	164
Other contracts	21	—	—	4	—	—
Total Trading	155,958	1,478	1,297	160,424	1,601	1,395
Other risk management	1,003	17	6	1,045	3	90
Total derivative instruments	$170,705	$1,502	$1,533	$177,428	$1,626	$1,684

We recognized net gains of $4 million and net losses of $2 million on other risk management derivatives for the three months ended March 31, 2017 and 2016, respectively, which are included in other noninterest income.

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
The Company used interest rate swaps with a notional amount of $13.0 billion at March 31, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received or paid under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. The Company used interest rate swaps with a notional amount of $294 million at March 31, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At March 31, 2017, the weighted average remaining life of the active cash flow hedges was 3.84 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At March 31, 2017, the Company expects to reclassify approximately $47 million of income from AOCI to net interest income during the twelve months ending March 31, 2018. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2017.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three months ended March 31, 2017 and 2016:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			(Gain) Loss Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2017	2016	Location	2017	2016	Location	2017	2016
Derivatives in cash flow hedging relationships
			Interest income	$29	$42
Interest rate contracts	$(19)	$261	Interest expense	—	—	Noninterest expense	$2	$1
Total	$(19)	$261		$29	$42		$2	$1

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the three months ended March 31, 2017 and 2016, respectively:

	For the Three Months Ended March 31, 2017
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(2)	$1	$(1)
Total	$(2)	$1	$(1)

	For the Three Months Ended March 31, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$7	$(7)	$—
Total	$7	$(7)	$—

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three months ended March 31, 2017 and 2016:

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
(Dollars in millions)	March 31, 2017	March 31, 2016
Trading derivatives:
Interest rate contracts	$(22)	$(9)
Foreign exchange contracts	10	9
Total	$(12)	$—

Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing a standard International Swaps and Derivatives Association Master Agreements and Master Repurchase Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, refer to Note 5 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended March 31, 2017 and 2016:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(19)	$7	$(12)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(29)	11	(18)
Net change	(48)	18	(30)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	56	(23)	33
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(2)	1	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	59	(24)	35
Foreign currency translation adjustment	1	—	1
Pension and other benefits:
Amortization of prior service credit (1)	(12)	5	(7)
Recognized net actuarial (gain) loss(1)	23	(9)	14
Net change	11	(4)	7
Net change in AOCI	$23	$(10)	$13

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$261	$(103)	$158
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(42)	16	(26)
Net change	219	(87)	132
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	157	(62)	95
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(13)	5	(8)
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	149	(59)	90
Foreign currency translation adjustment	7	(3)	4
Pension and other benefits:
Amortization of prior service credit (1)	(6)	3	(3)
Recognized net actuarial (gain) loss(1)	22	(9)	13
Net change	16	(6)	10
Other	(2)	—	(2)
Net change in AOCI	$389	$(155)	$234

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended March 31, 2016 and 2017:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance December 31, 2015	$38	$(152)	$(24)	$(612)	$—	$(750)
Other comprehensive income (loss) before reclassifications	158	98	4	—	—	260
Amounts reclassified from AOCI	(26)	(8)	—	10	(2)	(26)
Balance, March 31, 2016	$170	$(62)	$(20)	$(602)	$(2)	$(516)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$—	$(896)
Other comprehensive income (loss) before reclassifications	(12)	36	1	—	—	25
Amounts reclassified from AOCI	(18)	(1)	—	7	—	(12)
Balance, March 31, 2017	$(107)	$(173)	$(21)	$(582)	$—	$(883)

Note 11—Employee Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2017 and 2016.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$19	$23	$2	$2	$—	$1
Interest cost	25	26	2	3	1	—
Expected return on plan assets	(64)	(60)	(5)	(5)	—	—
Amortization of prior service credit	(7)	(4)	(5)	(2)	—	—
Recognized net actuarial loss	19	19	3	2	1	1
Total net periodic benefit cost	$(8)	$4	$(3)	$—	$2	$2

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	March 31, 2017
Commitments to extend credit	$30,976
Issued standby and commercial letters of credit	5,770
Commitments to enter into forward-starting resale agreements	502
Other commitments	1,605
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At March 31, 2017, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company has three committed facilities to provide collateralized financing to third parties, up to an aggregate of $1.4 billion. One of these facilities is shared with an affiliate with an aggregate commitment up to $250 million. At March 31, 2017, the facilities were not drawn down. For the three months ended March 31, 2017, commitment fees were nominal.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2017, the current exposure to loss under these contracts totaled $13 million, and the maximum potential exposure to loss in the future was estimated at $42 million.
The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains liabilities for losses from legal actions that are recorded when they are

Note 12—Commitments, Contingencies and Guarantees (Continued)

determined to be both probable in their occurrence and can be reasonably estimated. Management believes the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on the Company's consolidated financial condition, results of operations or liquidity.
Note 13—Business Segments
The Company has five reportable segments: Regional Bank, U.S. Wholesale Banking, Transaction Banking, Investment Banking & Markets and MUFG Securities Americas Inc. Below is a detailed description of these reportable segments.
Regional Bank
The Regional Bank provides banking products and services to individual and business customers in California, Washington and Oregon through five major business lines.
    Consumer Banking serves consumers and small businesses through 352 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

Commercial Banking provides commercial and asset-based loans to clients across a wide range of industries with annual revenues up to $1 billion. Through partnerships with other areas of the Bank, Commercial Banking clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.

Real Estate Industries provides financing solutions for existing properties and construction projects to professional real estate developers. Property types supported include apartment, office, retail, industrial and single-family residential on the West Coast and in select metropolitan areas across the country. Real Estate Industries also makes tax credit investments in affordable housing projects through its Community Development Finance unit. Through partnerships with other areas of the bank, Real Estate Industries clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.

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

PurePoint Financial serves consumers through a national deposit platform offering savings accounts and CD products to customers through an online platform with services provided through a call center and a network of financial centers in Florida, Illinois and Texas.
U.S. Wholesale Banking
U.S. Wholesale Banking provides commercial lending products, including commercial loans, lines of credit and project financing, to corporate customers with revenues generally greater than $1 billion. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). By working with the Company's other segments, U.S. Wholesale Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.

Note 13—Business Segments (Continued)

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
Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with BTMU's U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.
The information, set forth in the tables that follow, is prepared using various management accounting methodologies to measure the performance of the individual segments. Unlike GAAP, there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were unique economic entities. The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity

Note 13—Business Segments (Continued)

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

As of and for the Three Months Ended March 31, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$498	$87	$137	$42	$59	$(28)	$795
Noninterest income (expense)	112	104	39	79	84	70	488
Total revenue	610	191	176	121	143	42	1,283
Noninterest expense	502	53	111	59	105	176	1,006
(Reversal of) provision for credit losses	2	—	—	(10)	—	(22)	(30)
Income (loss) before income taxes and including noncontrolling interests	106	138	65	72	38	(112)	307
Income tax expense (benefit)	23	55	26	(3)	15	(33)	83
Net income (loss) including noncontrolling interests	83	83	39	75	23	(79)	224
Deduct: net loss from noncontrolling interests	—	—	—	—	—	5	5
Net income (loss) attributable to MUAH	$83	$83	$39	$75	$23	$(74)	$229

Total assets, end of period	$63,950	$11,179	$2,094	$13,778	$30,472	$28,205	$149,678

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Three Months Ended March 31, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale Banking	Transaction Banking	Investment Banking & Markets	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$475	$107	$113	$56	$25	$(52)	$724
Noninterest income (expense)	114	29	46	47	71	167	474
Total revenue	589	136	159	103	96	115	1,198
Noninterest expense	441	49	120	58	86	214	968
(Reversal of) provision for credit losses	(2)	130	2	31	—	1	162
Income (loss) before income taxes and including noncontrolling interests	150	(43)	37	14	10	(100)	68
Income tax expense (benefit)	42	(17)	14	(19)	4	(6)	18
Net income (loss) including noncontrolling interests	108	(26)	23	33	6	(94)	50
Deduct: net loss from noncontrolling interests	—	—	—	1	—	11	12
Net income (loss) attributable to MUAH	$108	$(26)	$23	$34	$6	$(83)	$62

Total assets, end of period	$62,190	$15,173	$2,522	$14,556	$32,961	$29,152	$156,554

(1)	The transferred IHC entities are not measured using a "market view" perspective.

Note 14—Related Party Transactions
MUAH is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. and MUFG Securities Americas Inc. (formerly Mitsubishi UFJ Securities (USA), Inc.). It is owned by BTMU and MUFG. BTMU is a wholly-owned subsidiary of MUFG.

On July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential standards, MUAH was designated the U.S. Intermediate Holding Company of MUFG.
The Company provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches). The Bank and BTMU participate in a master services agreement whereby the Bank earns fee income in exchange for services and facilities provided.

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
The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

As of March 31, 2017 and December 31, 2016, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	March 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$105	$102
Securities borrowed or purchased under resale agreements	2,386	2,765
Other assets	190	161
Liabilities:
Deposits	$661	$623
Securities loaned or sold under repurchase agreements	597	385
Commercial paper and other short-term borrowings	1,196	1,372
Long-term debt	5,966	6,042
Other liabilities	124	63

Note 14—Related Party Transactions (Continued)

Revenue and expenses with affiliates for the three months ended March 31, 2017 and 2016 were as follows:

	For the Three Months Ended March 31,
(Dollars in millions)	2017	2016
Interest Income
Securities borrowed or purchased under resale agreements	$7	$6
Interest Expense
Commercial paper and other short-term borrowings	2	6
Long-term debt	28	7
Securities loaned or sold under repurchase agreements	1	—
Noninterest Income
Fees from affiliates	219	212
Other, net	2	—
Noninterest Expense
Other	25	24
At March 31, 2017, the Company had $1.9 billion in uncommitted, unsecured borrowing facilities and $475 million in uncommitted, secured borrowing facilities with affiliates. See Note 6 and Note 7 to these consolidated financial statements for more information on debt due to affiliates.
At March 31, 2017 and December 31, 2016, the Company had derivative contracts with affiliates totaling $1.5 billion and $1.6 billion, respectively, in notional balances, with $76 million and $72 million in net unrealized gains at March 31, 2017 and December 31, 2016, respectively.
An affiliate extends guarantees on certain liabilities arising out of or in connection with agreements with certain counterparties. At March 31, 2017, the guaranteed balance was $1 million. There was no amount guaranteed at December 31, 2016. The guarantee fee was nominal for the three months ended March 31, 2017, and 2016.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. of our 2016 Form 10-K, which is incorporated by reference herein.
Item 6.   Exhibits
A list of exhibits to this Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: May 10, 2017	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2017	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2017	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

(1)	Filed herewith.

(2)
Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.