Form 10-Q
period 2017-06-30
MUFG Americas Holdings Corp
filed 2017-08-09
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at July 31, 2017: 146,951,933
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the financial crisis, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation (and our expectation that we will replace a portion of our externally-placed debt with debt issued to our parent to comply with this regulation), and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

•
Our hedging strategies, positions, expectations regarding reclassifications of gains or losses on hedging instruments into earnings; and the sensitivity of our net income to various factors, including customer behavior relating to mortgage prepayments and deposit repricing

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	Percent Change	June 30, 2017	June 30, 2016	Percent Change
Results of operations:
Net interest income	$794	$754	5%	$1,589	$1,478	8%
Noninterest income	489	565	(13)	977	1,039	(6)
Total revenue	1,283	1,319	(3)	2,566	2,517	2
Noninterest expense	957	906	6	1,963	1,874	5
Pre-tax, pre-provision income(1)	326	413	(21)	603	643	(6)
(Reversal of) provision for credit losses	(22)	(39)	44	(52)	123	(142)
Income before income taxes and including noncontrolling interests	348	452	(23)	655	520	26
Income tax expense	63	129	(51)	146	147	(1)
Net income including noncontrolling interests	285	323	(12)	509	373	36
Deduct: Net loss from noncontrolling interests	10	11	(9)	15	23	(35)
Net income attributable to MUAH	$295	$334	(12)	$524	$396	32
Balance sheet (period average):
Total assets	$149,655	$149,447	—%	$149,527	$152,076	(2)%
Total securities	25,369	23,341	9	25,136	23,445	7
Securities borrowed or purchased under resale agreements	20,624	24,030	(14)	20,539	27,864	(26)
Total loans held for investment	78,500	81,542	(4)	78,244	80,813	(3)
Earning assets	136,755	137,198	—	136,623	139,676	(2)
Total deposits	85,772	83,621	3	85,961	83,795	3
Securities loaned or sold under repurchase agreements	25,689	25,338	1	25,796	28,271	(9)
MUAH stockholders' equity	17,600	16,980	4	17,462	16,836	4
Performance ratios:
Return on average assets(2)	0.79%	0.89%		0.70%	0.52%
Return on average MUAH stockholders' equity(2)	6.70	7.87		6.00	4.69
Return on average MUAH tangible common equity(2)(3)	8.41	9.92		7.55	5.98
Efficiency ratio(4)	74.61	68.67		76.50	74.49
Adjusted efficiency ratio(5)	70.15	62.27		71.78	67.71
Net interest margin(2) (6)	2.35	2.23		2.36	2.15
Net loans charged-off to average total loans held for investment(2)	0.19	0.48		0.24	0.25

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	June 30, 2017	December 31, 2016	Percent Change
Balance sheet (end of period):
Total assets	$150,556	$148,144	2%
Total securities	26,542	24,478	8
Securities borrowed or purchased under resale agreements	19,820	19,747	—
Total loans held for investment	78,388	77,551	1
Nonperforming assets	500	692	(28)
Total deposits	84,957	86,947	(2)
Securities loaned or sold under repurchase agreements	24,797	24,616	1
Long-term debt	10,556	11,410	(7)
MUAH stockholders' equity	17,808	17,233	3
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.65%	0.82%
Allowance for loan losses to nonaccrual loans(7)	103.14	92.69
Allowance for credit losses to total loans held for investment(8)	0.84	1.03
Allowance for credit losses to nonaccrual loans(8)	132.06	116.20
Nonperforming assets to total loans held for investment and OREO	0.64	0.89
Nonperforming assets to total assets	0.33	0.47
Nonaccrual loans to total loans held for investment	0.63	0.89
Capital ratios:
Regulatory (9):
Common Equity Tier 1 risk-based capital ratio	15.80%	14.77%
Tier 1 risk-based capital ratio	15.80	14.77
Total risk-based capital ratio	17.32	16.45
Tier 1 leverage ratio	10.37	9.92
Other:
Tangible common equity ratio(10)	9.81%	9.58%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(11)	15.79	14.73

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2017 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-Q, terms such as the "Company,” “we,” “us” and “our” refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
Introduction
We are a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUSA. We are owned by BTMU and MUFG. BTMU is a wholly-owned subsidiary of MUFG.
Earlier this year, the management of MUAH announced a realignment of its business model in the Americas, which includes MUAH. The realignment consolidates the customer base of the Investment Banking & Markets segment into other operating segments. After this realignment, which was implemented during the second quarter of 2017, the Company now has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUSA. We service U.S. Wholesale & Investment Banking, certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally.
The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of BTMU's business in the U.S. (including BTMU's U.S. branches). The Bank and BTMU participate in a master services agreement whereby the Bank earns fee income in exchange for services and facilities provided.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $150.6 billion at June 30, 2017.
On July 1, 2016, MUFG designated MUAH as its U.S. Intermediate Holding Company in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards and transferred interests in substantially all its U.S. subsidiaries to the IHC. Interests in MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017. The Company issued 2,629,653 shares to BTMU and MUFG in exchange for the subsidiaries interests.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2017 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the second quarter of 2017, revenue was comprised of 62% net interest income and 38% noninterest income. A summary of our financial results is discussed below.

Our primary sources of liquidity are deposits, securities and wholesale funding. Wholesale funding includes unsecured funds raised from BTMU and affiliates, interbank and other sources, both domestic and international, funding secured by certain assets, or by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.
Performance Highlights
Net income attributable to MUAH was $295 million in the second quarter of 2017, down $39 million from the second quarter of 2016. The decrease was substantially driven by lower fee income from revenue-sharing activities with BTMU, an increase in compensation and professional and outside services expenses, partially offset by a decrease in the effective tax rate. Net income attributable to MUAH for the six months ended June 30, 2017 was $524 million, an increase of $128 million compared with the prior year period, primarily due to a decrease in the provision for credit losses and the expansion of the net interest margin.
The provision (reversal) for credit losses was $(52) million for the six months ended June 30, 2017, compared with $123 million for the six months ended June 30, 2016. The reversal of provision for credit losses in 2017 reflects general improvement in portfolio credit quality and composition. The provision for credit losses in 2016 was substantially due to the impact of continued low oil prices, which resulted in negative credit migration in the oil and gas sector of our loan portfolio.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 15.80%, 15.80% and 17.32%, respectively, at June 30, 2017. The Tier 1 leverage ratio was 10.37% at June 30, 2017.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	June 30, 2017			June 30, 2016

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,220	$228	3.61%	$30,884	$250	3.26%
Commercial mortgage	14,414	145	4.02	15,198	153	4.01
Construction	1,976	21	4.35	2,211	24	4.37
Lease financing	1,757	17	3.76	1,858	16	3.55
Residential mortgage	31,764	269	3.39	27,875	233	3.33
Home equity and other consumer loans	3,369	48	5.76	3,516	45	5.09
Total loans held for investment	78,500	728	3.71	81,542	721	3.54
Securities	25,369	135	2.13	23,341	119	2.04
Securities borrowed or purchased under resale agreements	20,624	83	1.60	24,030	44	0.73
Interest bearing deposits in banks	2,244	6	1.01	1,683	2	0.55
Federal funds sold	3	—	1.50	11	—	0.53
Trading account assets	9,584	82	3.42	6,384	38	2.39
Other earning assets	431	2	2.26	207	2	2.52
Total earning assets	136,755	1,036	3.03	137,198	926	2.70
Allowance for loan losses	(571)			(881)
Cash and due from banks	1,806			1,808
Premises and equipment, net	607			645
Other assets(4)	11,058			10,677
Total assets	$149,655			$149,447
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,214	$36	0.37%	$37,517	$28	0.30%
Savings	7,798	6	0.31	5,742	1	0.04
Time	5,601	16	1.15	7,519	20	1.06
Total interest bearing deposits	51,613	58	0.45	50,778	49	0.38
Commercial paper and other short-term borrowings	3,705	10	1.06	5,319	7	0.51
Securities loaned or sold under repurchase agreements	25,689	84	1.32	25,338	31	0.49
Long-term debt	10,961	60	2.20	12,572	63	1.99
Total borrowed funds	40,355	154	1.54	43,229	101	0.93
Trading account liabilities	2,924	20	2.63	2,844	15	2.10
Total interest bearing liabilities	94,892	232	0.98	96,851	165	0.68
Noninterest bearing deposits	34,159			32,843
Other liabilities(5)	2,869			2,573
Total liabilities	131,920			132,267
Equity
MUAH stockholders' equity	17,600			16,980
Noncontrolling interests	135			200
Total equity	17,735			17,180
Total liabilities and equity	$149,655			$149,447
Net interest income/spread (taxable-equivalent basis)		804	2.05%		761	2.02%
Impact of noninterest bearing deposits			0.26			0.17
Impact of other noninterest bearing sources			0.04			0.04
Net interest margin			2.35			2.23
Less: taxable-equivalent adjustment		10			7
Net interest income		$794			$754

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

	For the Six Months Ended
	June 30, 2017			June 30, 2016

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,415	$448	3.55%	$30,679	$498	3.27%
Commercial mortgage	14,459	293	4.04	14,901	301	4.04
Construction	2,096	43	4.17	2,242	46	4.17
Lease financing	1,773	33	3.70	1,874	31	3.35
Residential mortgage	31,091	525	3.38	27,677	466	3.36
Home equity and other consumer loans	3,410	97	5.77	3,440	86	5.05
Total loans held for investment	78,244	1,439	3.69	80,813	1,428	3.55
Securities	25,136	270	2.15	23,445	235	2.00
Securities borrowed or purchased under resale agreements	20,539	146	1.43	27,864	94	0.68
Interest bearing deposits in banks	2,843	13	0.90	2,048	5	0.54
Federal funds sold	2	—	1.45	27	—	0.53
Trading account assets	9,340	156	3.36	5,167	60	2.34
Other earning assets	519	5	2.18	312	5	2.54
Total earning assets	136,623	2,029	2.98	139,676	1,827	2.62
Allowance for loan losses	(609)			(804)
Cash and due from banks	1,837			1,848
Premises and equipment, net	600			644
Other assets(4)	11,076			10,712
Total assets	$149,527			$152,076
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$39,055	$69	0.35%	$37,936	$56	0.30%
Savings	7,006	7	0.21	5,729	2	0.05
Time	5,486	31	1.14	7,548	40	1.08
Total interest bearing deposits	51,547	107	0.42	51,213	98	0.39
Commercial paper and other short-term borrowings	3,592	18	1.00	4,390	10	0.48
Securities loaned or sold under repurchase agreements	25,796	143	1.12	28,271	63	0.45
Long-term debt	11,153	117	2.10	13,028	136	2.07
Total borrowed funds	40,541	278	1.38	45,689	209	0.91
Trading account liabilities	2,747	36	2.61	2,780	28	2.04
Total interest-bearing liabilities	94,835	421	0.89	99,682	335	0.67
Noninterest bearing deposits	34,414			32,582
Other liabilities(5)	2,677			2,790
Total liabilities	131,926			135,054
Equity
MUAH stockholders' equity	17,462			16,836
Noncontrolling interests	139			186
Total equity	17,601			17,022
Total liabilities and equity	$149,527			$152,076
Net interest income/spread (taxable-equivalent basis)		1,608	2.09%		1,492	1.95%
Impact of noninterest bearing deposits			0.24			0.17
Impact of other noninterest bearing sources			0.03			0.03
Net interest margin			2.36			2.15
Less: taxable-equivalent adjustment		19			14
Net interest income		$1,589			$1,478

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income for the three and six months ended June 30, 2017 increased $40 million and $111 million, respectively, compared with the same periods in 2016. The increase in net interest income was primarily due to expansion in the net interest margin, reflecting the comparatively higher short-term interest rate environment in the current year.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and six months ended June 30, 2017 and 2016:
Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2017	June 30, 2016			June 30, 2017	June 30, 2016
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$47	$46	$1	2%	$95	$95	$—	—%
Trust and investment management fees	30	30	—	—	59	62	(3)	(5)
Trading account activities	(3)	40	(43)	(108)	(7)	68	(75)	(110)
Securities gains, net	7	19	(12)	(63)	9	32	(23)	(72)
Credit facility fees	23	28	(5)	(18)	49	55	(6)	(11)
Brokerage commissions and fees	18	25	(7)	(28)	36	44	(8)	(18)
Card processing fees, net	13	9	4	44	24	18	6	33
Investment banking and syndication fees	94	79	15	19	182	140	42	30
Fees from affiliates	211	258	(47)	(18)	430	470	(40)	(9)
Other investment income	(7)	(4)	(3)	(75)	(19)	(5)	(14)	(280)
Other, net	56	35	21	60	119	60	59	98
Total noninterest income	$489	$565	$(76)	(13)%	$977	$1,039	$(62)	(6)%
Noninterest income decreased during the three and six months ended June 30, 2017 primarily due to a decrease in fees from affiliates and trading account activities, partially offset by an increase in Other, net. The decrease in fees from affiliates was driven by lower fee income from revenue sharing activities with BTMU, while the decrease in trading account activities was related to losses on fixed rate securities at our broker-dealer due to rising rates. The increase in Other, net during the six months ended June 30, 2017 was primarily due to impairments of certain oil and gas-related private equity investments in the first half of 2016, as well as gains on the sale of certain other investments in the current year.

For the three and six months ended June 30, 2017 and 2016, the Company recorded the following income and expenses related to support services provided to BTMU's U.S. branch banking operations:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Fees from affiliates - support services	$148	$147	$306	$296
Staff costs associated with fees from affiliates - support services	138	137	285	276
Net support services	$10	$10	$21	$20

The Company also recognized fees from affiliates through revenue sharing agreements with BTMU for various business and banking services, with associated costs included within noninterest expense.

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2017	June 30, 2016			June 30, 2017	June 30, 2016
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$510	$486	$24	5%	$1,043	$985	$58	6%
Employee benefits	76	86	(10)	(12)	158	182	(24)	(13)
Salaries and employee benefits	586	572	14	2	1,201	1,167	34	3
Net occupancy and equipment	87	79	8	10	169	160	9	6
Professional and outside services	99	81	18	22	215	186	29	16
Software	47	37	10	27	93	74	19	26
Regulatory assessments	19	14	5	36	39	28	11	39
Intangible asset amortization	7	6	1	17	14	13	1	8
LIHC investment amortization	2	1	1	100	4	3	1	33
Advertising and public relations	11	8	3	38	31	22	9	41
Communications	15	13	2	15	29	28	1	4
Data processing	6	8	(2)	(25)	15	17	(2)	(12)
Other	78	87	(9)	(10)	153	176	(23)	(13)
Total noninterest expense	$957	$906	$51	6%	$1,963	$1,874	$89	5%

The increases in noninterest expense for the three and six months ended June 30, 2017 were driven primarily by an increase in salaries and other compensation expenses, related in part to higher incentive accruals, partially offset by a decrease in pension expense. Noninterest expense also increased during the three and six months ended June 30, 2017 due to higher professional and outside services expense related to controls and compliance initiatives.

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the second quarter of 2017, income tax expense was $63 million with an effective tax rate of 18%, compared with 29% for the second quarter of 2016. For the six months ended June 30, 2017, income tax expense was $146 million with an effective tax rate of 22%, compared with 28% in the comparative prior year period. The decrease in the effective tax rate is primarily due to a downward revision in estimated taxes and favorable discrete tax adjustments.
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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	June 30, 2017	December 31, 2016
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$24,554	$25,379	$(825)	(3)%
Commercial mortgage	14,297	14,625	(328)	(2)
Construction	1,921	2,283	(362)	(16)
Lease financing	1,738	1,819	(81)	(4)
Total commercial portfolio	42,510	44,106	(1,596)	(4)
Residential mortgage	32,523	29,922	2,601	9
Home equity and other consumer loans	3,355	3,523	(168)	(5)
Total consumer portfolio	35,878	33,445	2,433	7
Total loans held for investment	$78,388	$77,551	$837	1%

Loans held for investment increased from December 31, 2016 to June 30, 2017, primarily due to growth in the residential mortgage portfolio.
Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Japan, the only country where such outstandings exceeded one percent of total assets were $3.1 billion at June 30, 2017 and December 31, 2016. These cross-border outstandings are based on category and legal residence of ultimate risk and are largely comprised of securities financing arrangements by MUSA.
Deposits
The table below presents our deposits as of June 30, 2017 and December 31, 2016.

			Increase (Decrease)
	June 30, 2017	December 31, 2016
(Dollars in millions)			Amount	Percent
Interest checking	$4,776	$5,093	$(317)	(6)%
Money market	32,287	34,591	(2,304)	(7)
Total interest bearing transaction and money market accounts	37,063	39,684	(2,621)	(7)
Savings	8,117	5,928	2,189	37
Time	5,870	5,681	189	3
Total interest bearing deposits	51,050	51,293	(243)	—
Noninterest bearing deposits	33,907	35,654	(1,747)	(5)
Total deposits	$84,957	$86,947	$(1,990)	(2)%

Total deposits decreased $2.0 billion from December 31, 2016 to June 30, 2017 due to a decrease in demand deposits, money market deposits and interest checking, substantially offset by an increase in interest bearing savings deposits related to the launch of PurePoint Financial, a new online division of the Bank.

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

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2017, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2017. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2017 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2017, the Company was informed by the Federal Reserve that it did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run capital stress test.
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
MUB previously opted-in to the advanced approaches risk-based capital rules, and therefore was required to comply with the U.S. Basel III capital rules beginning on January 1, 2014. However, MUB is in discussions with the OCC to opt-out of the U.S. Basel III advanced approaches rules. The OCC’s response to MUB's request to opt-out of advanced approaches risk-based rules is pending.
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of June 30, 2017.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of June 30, 2017 and December 31, 2016.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	June 30, 2017	December 31, 2016
Capital Components
Common Equity Tier 1 capital	$15,259	$14,757
Tier 1 capital	$15,259	$14,757
Tier 2 capital	1,466	1,674
Total risk-based capital	$16,725	$16,431
Risk-weighted assets	$96,548	$99,904
Average total assets for leverage capital purposes	$147,121	$148,794

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	June 30, 2017		December 31, 2016		June 30, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,259	15.80%	$14,757	14.77%	≥	$5,552	5.750%
Tier 1 capital (to risk-weighted assets)	15,259	15.80	14,757	14.77	≥	7,000	7.250
Total capital (to risk-weighted assets)	16,725	17.32	16,431	16.45	≥	8,931	9.250
Tier 1 leverage(2)	15,259	10.37	14,757	9.92	≥	5,885	4.000

(1)Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in the Company's risk-based capital ratios was driven by net income and a decrease in risk-weighted assets.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of June 30, 2017 and December 31, 2016.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	June 30, 2017	December 31, 2016
Capital Components
Common Equity Tier 1 capital	$13,386	$13,056
Tier 1 capital	$13,386	$13,056
Tier 2 capital	1,370	1,504
Total risk-based capital	$14,756	$14,560
Risk-weighted assets	$86,131	$89,382
Average total assets for leverage capital purposes	$112,878	$113,939

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	June 30, 2017		December 31, 2016		June 30, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,386	15.54%	$13,056	14.61%	≥	$4,953	5.750%	≥	$5,599	6.5%
Tier 1 capital (to risk-weighted assets)	13,386	15.54	13,056	14.61	≥	6,245	7.250	≥	6,890	8.0
Total capital (to risk-weighted assets)	14,756	17.13	14,560	16.29	≥	7,967	9.250	≥	8,613	10.0
Tier 1 leverage(2)	13,386	11.86	13,056	11.46	≥	4,515	4.000	≥	5,644	5.0

(1)Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at June 30, 2017. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
(Dollars in millions)
Total MUAH stockholders' equity	$17,808	$17,233
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(210)	(223)
Deferred tax liabilities related to goodwill and intangible assets	73	79
Tangible common equity (a)	$14,446	$13,864
Total assets	$150,556	$148,144
Goodwill	(3,225)	(3,225)
Intangible assets, except mortgage servicing rights	(210)	(223)
Deferred tax liabilities related to goodwill and intangible assets	73	79
Tangible assets (b)	$147,194	$144,775
Tangible common equity ratio (a)/(b)	9.81%	9.58%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at June 30, 2017 and December 31, 2016 was estimated to be 15.79% and 14.73%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both June 30, 2017 and December 31, 2016.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of June 30, 2017 and December 31, 2016:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	June 30, 2017	December 31, 2016
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$15,259	$14,757
Other	(27)	(58)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$15,232	$14,699
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$96,548	$99,904
Adjustments	(100)	(137)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$96,448	$99,767
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	15.79%	14.73%

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
The allowance for loan losses was $513 million at June 30, 2017 compared with $639 million at December 31, 2016. Our ratio of allowance for loan losses to total loans held for investment was 0.65% as of June 30, 2017 and 0.82% as of December 31, 2016. The $20 million reversal of provision for loan losses for the three months ended June 30, 2017 reflects general improvement in portfolio credit quality and composition. Net loans charged-off during the second quarter of 2017 were $36 million, primarily comprised of PEP loans. Net loans charged-off to average total loans held for investment were 0.19% for the three months ended June 30, 2017, compared with 0.48% for the three months ended June 30, 2016.

Nonaccrual loans were $498 million at June 30, 2017 compared with $689 million at December 31, 2016. The decrease in nonaccrual loans outstanding during the second quarter of 2017 was primarily driven by payoffs of certain loans in the PEP portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.63% at June 30, 2017 from 0.89% at December 31, 2016. Our ratio of allowance for loan losses to nonaccrual loans increased to 103.14% at June 30, 2017 from 92.69% at December 31, 2016. Criticized credits in the commercial segment decreased to $1.9 billion at June 30, 2017 from $2.4 billion at December 31, 2016. The decrease in criticized credits was primarily due to general improvement and payoffs in the PEP portfolio during the first half of 2017. Refer to Note 3 of our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" of this Form 10-Q for a description of criticized credits.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Allowance for loan losses, beginning of period	$570	$881	$639	$723
(Reversal of) provision for loan losses	(20)	(36)	(34)	122
Other	(1)	—	—	4
Loans charged-off:
Commercial and industrial	(29)	(46)	(78)	(54)
Commercial and industrial - transfer to held for sale	—	(51)	(6)	(51)
Total commercial portfolio	(29)	(97)	(84)	(105)
Residential mortgage	1	—	1	1
Home equity and other consumer loans	(12)	(2)	(23)	(4)
Total consumer portfolio	(11)	(2)	(22)	(3)
Total loans charged-off	(40)	(99)	(106)	(108)
Recoveries of loans previously charged-off:
Commercial and industrial	4	2	12	3
Commercial mortgage	—	—	1	3
Total commercial portfolio	4	2	13	6
Home equity and other consumer loans	—	—	1	1
Total consumer portfolio	—	—	1	1
Total recoveries of loans previously charged-off	4	2	14	7
Net loans recovered (charged-off)	(36)	(97)	(92)	(101)
Ending balance of allowance for loan losses	513	748	513	748
Allowance for losses on unfunded credit commitments	144	166	144	166
Total allowance for credit losses	$657	$914	$657	$914

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

The following table sets forth the components of nonperforming assets and TDRs:

	June 30, 2017	December 31, 2016	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$321	$458	$(137)	(30)%
Commercial mortgage	24	31	(7)	(23)
Total commercial portfolio	345	489	(144)	(29)
Residential mortgage	128	171	(43)	(25)
Home equity and other consumer loans	25	29	(4)	(14)
Total consumer portfolio	153	200	(47)	(24)
Total nonaccrual loans	498	689	(191)	(28)
OREO	2	3	(1)	(33)
Total nonperforming assets	$500	$692	$(192)	(28)%
Troubled debt restructurings:
Accruing	$318	$215	$103	48%
Nonaccruing (included in total nonaccrual loans above)	$277	$384	$(107)	(28)%
Total troubled debt restructurings	$595	$599	$(4)	(1)%

Total nonperforming assets as of June 30, 2017 were $500 million, or 0.33% of total assets, compared with $692 million, or 0.47% of total assets, at December 31, 2016. The decrease in nonperforming assets of $192 million from December 31, 2016 to June 30, 2017 was driven primarily by payoffs of certain loans in the PEP loan portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2017 and December 31, 2016. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Commercial and industrial	$267	$321	1.09%	1.26%
Commercial mortgage	7	9	0.05	0.06
Construction	61	—	3.18	—
Total commercial portfolio	335	330	0.79	0.75
Residential mortgage	231	239	0.71	0.80
Home equity and other consumer loans	29	30	0.86	0.85
Total consumer portfolio	260	269	0.72	0.80
Total restructured loans	$595	$599	0.76%	0.77%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $16 million at June 30, 2017 and $23 million at December 31, 2016.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, power and utilities, real estate and leasing, information and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either June 30, 2017 or December 31, 2016.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2017, 50% of the Company’s construction loan portfolio was concentrated in California, 14% to borrowers in the state of New York and 7% to borrowers in the state of Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2017, 62% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in the state of New York and 7% to borrowers in the state of Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At June 30, 2017, payment terms on 38% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 31% and 32% of the home equity loans and lines were supported by first liens on residential properties as of June 30, 2017 and December 31, 2016, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at June 30, 2017 and December 31, 2016.
As of June 30, 2017, our sovereign and non-sovereign debt exposure to European countries was not material.

Market Risk Management

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading and for trading. Other than trading interest rate risk arises from loans, securities, deposits, borrowings, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowing and lending transactions, and derivative instruments. Trading interest rate risk primarily arises from trading activities at MUAH's broker-dealer subsidiary, MUSA, and derivative contracts MUB enters into as a financial intermediary for customers.

Market Risk Governance
The MRM Policy, adopted by the Risk Committee of the Board of Directors, governs the Company’s management and oversight of market risk. The MRM Policy establishes the Company’s risk tolerance by outlining standards for measuring market risk, creates Board-level limits for specific market risks, and establishes MRMC responsibilities and oversight of market risk activities.
ARC, composed of selected senior officers of the Company, supports the MRM Policy setting process by striving to ensure that the Company has an effective process to identify, monitor, measure and manage market risk as required by the MRM Policy. ARC provides oversight of the risk management framework and reviews and discusses market risk management reports and trends. MRMC approves the trading policies that govern the Company’s activities. ALCO is responsible for the approval of specific interest rate risk management programs, including those related to interest rate hedging, investment securities and wholesale funding of MUAH, along with approval of capital policies.
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

Net Interest Income Sensitivity
The table below presents the estimated increase (decrease) in the Company's net interest income given a gradual parallel shift in the yield curve up 200 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	June 30, 2017	December 31, 2016
Effect on net interest income:
Increase 200 basis points	$85.4	$18.5
as a percentage of base case net interest income	2.81%	0.61%
Decrease 100 basis points	$(74.6)	$(19.1)
as a percentage of base case net interest income	(2.45)%	(0.63)%

An increase in rates increases net interest income. During the six months ended June 30, 2017, the Company's asset sensitive profile increased due to changes in balance sheet composition and forecasted balance sheet activity over the next twelve months, reflecting the impact of recent rate increases on certain components of the balance sheet.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly greater asset sensitive risk profile at June 30, 2017.
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
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At June 30, 2017 and December 31, 2016, our ALM securities portfolio fair values were $24.9 billion and $22.7 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.4 years at June 30, 2017. At June 30, 2017, approximately $2.6 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the six months ended June 30, 2017, we purchased $5.4 billion and sold $1.3 billion of securities as part of our investment portfolio strategy, while $1.9 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.6 years at June 30, 2017, compared with 4.0 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.6 years suggests an expected price decrease of approximately 3.6% for an immediate 1.0% parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.5 billion of direct bank purchase bonds that are largely managed within our Regional Bank and U.S. Wholesale & Investment Banking operating segments. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.
ALM and Other Risk Management Derivatives
The gross negative fair value of ALM derivatives decreased during the six months ended June 30, 2017 primarily as a result of changes in interest rate swap rates. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.

(Dollars in millions)	June 30, 2017	December 31, 2016	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$11,690	$15,959	$(4,269)
Total ALM derivatives	11,690	15,959	(4,269)
Other risk management derivatives	1,062	1,045	17
Total ALM and other risk management derivatives	$12,752	$17,004	$(4,252)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$6	$22	$(16)
Gross negative fair value	183	199	(16)
Positive (negative) fair value of ALM derivatives, net	(177)	(177)	—
Other risk management derivatives:
Gross positive fair value	4	3	1
Gross negative fair value	17	90	(73)
Positive (negative) fair value of other risk management derivatives, net	(13)	(87)	74
Positive (negative) fair value of ALM and other risk management derivatives, net	$(190)	$(264)	$74
Trading Activities
Trading activities consist primarily of activities at MUAH's broker-dealer subsidiary, MUSA, and derivative contracts MUB enters into as a financial intermediary for customers. MUSA transacts as principal and agent for a variety of securities and exchange traded derivatives. By acting as a financial intermediary, MUB is able to provide our customers with access to a range of products from the securities, foreign exchange and derivatives markets. We generally take offsetting positions to mitigate our exposure to market risk.
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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the three months ended June 30, 2017. The IHC entities transferred on July 1, 2016 were included in our VaR calculations beginning in the third quarter of 2016.

(Dollars in millions)	June 30, 2017
Average VaR	$9.1
High VaR	10.9
Low VaR	6.7
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions.
The following table provides the fair value of our trading account portfolio as of June 30, 2017 and December 31, 2016, and the change in fair value between June 30, 2017 and December 31, 2016:

(Dollars in millions)	June 30, 2017	December 31, 2016	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$2,439	$1,730	$709
Corporate bonds	997	841	156
Mortgage-backed securities	5,440	5,221	219
Derivatives (including netting adjustment)	764	851	(87)
Other	373	299	74
Trading account assets	$10,013	$8,942	$1,071

Fair value of trading account liabilities:
U.S. Treasury securities	$2,551	$1,973	$578
Corporate bonds	406	298	108
Derivatives (including netting adjustment)	506	576	(70)
Other	100	58	42
Trading account liabilities	$3,563	$2,905	$658

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$132,628	$149,229	$(16,601)
Commodity contracts	2,088	2,825	(737)
Foreign exchange contracts	6,501	5,981	520
Equity contracts	1,816	2,385	(569)
Other contracts	84	4	80
Total	$143,117	$160,424	$(17,307)
Fair value of positions held for trading purposes:
Gross positive fair value	$1,463	$1,601	$(138)
Gross negative fair value	1,252	1,395	(143)
Positive fair value of positions, net	$211	$206	$5

Notional amounts at June 30, 2017 also included $0.8 billion, $0.7 billion and $1.8 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.

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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities increased by $3.1 billion to $22.3 billion at June 30, 2017 from $19.2 billion at December 31, 2016. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits were down $2.0 billion from $86.9 billion at December 31, 2016 to $85.0 billion at June 30, 2017. As of June 30, 2017, the Bank had $4.6 billion of short-term borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $27.8 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at June 30, 2017. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. As of June 30, 2017, the parent company’s liquidity exceeded 20 months.

MUAH issues debt securities through a $3.6 billion shelf registration statement with the SEC. As of June 30, 2017, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

MUAH also borrows, on a long-term basis, from BTMU. On March 28, 2017, MUAH entered into a Credit Agreement with BTMU under which MUAH borrowed $3.5 billion. Simultaneously with the funding of this loan on March 31, 2017, the Bank prepaid three other loans from BTMU totaling $3.5 billion. At June 30, 2017, MUAH’s total debt outstanding to BTMU totaled $4.4 billion. This compares with $845 million at December 31, 2016.

MUAH’s subsidiaries also may borrow on a long-term basis from BTMU and affiliates. As of June 30, 2017, the Company had total long-term debt issued to BTMU and affiliates of $5.9 billion, including $1.2 billion of subordinated debt with a capital component.

The Company’s total wholesale funding included $10.0 billion of long term debt (excluding nonrecourse debt) and $6.2 billion of short-term debt at June 30, 2017. For additional information regarding our outstanding debt, refer to Note 6 and Note 7 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of June 30, 2017:

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

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). The phase-in period began on January 1, 2016, with full compliance required by January 1, 2017. At June 30, 2017, the Company was in compliance with the LCR requirements.

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

Business Segments

During the second quarter of 2017, the composition of the Company’s segments was revised to reflect the realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Investment Banking and Markets segment, including its products and services, into the activities performed within various other segments. We now have four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking, and MUFG Securities Americas. Prior period results have been revised to conform to the current period presentation. For a more detailed description of these reportable segments, refer to Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.

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

The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$506	$472	$34	7%	$1,004	$947	$57	6%
Noninterest income	116	112	4	4	228	226	2	1
Total revenue	622	584	38	7	1,232	1,173	59	5
Noninterest expense	496	449	47	10	992	896	96	11
(Reversal of) provision for credit losses	18	(5)	23	460	20	(6)	26	433
Income before income taxes and including noncontrolling interests	108	140	(32)	(23)	220	283	(63)	(22)
Income tax expense	26	37	(11)	(30)	51	75	(24)	(32)
Net income attributable to MUAH	$82	$103	$(21)	(20)	$169	$208	$(39)	(19)
Average balances - Market View
Total loans held for investment	$60,347	$58,356	$1,991	3%	$59,980	$57,661	$2,319	4%
Total assets	64,237	62,950	1,287	2	63,873	62,360	1,513	2
Total deposits	54,714	52,133	2,581	5	54,132	51,976	2,156	4

Net interest income increased during the first half of 2017 compared with the first half of 2016, primarily due to higher average loan balances as well as a higher funds transfer pricing credit due to higher average deposit balances. Noninterest expense increased in the first half of 2017 compared with the first half of 2016 due to the launch of PurePoint Financial, higher project related expenses, increased total staff expense, and increased support unit costs. The provision for credit losses during 2017 was primarily due to a reserve build related to a loan within the commercial portfolio and retail credit card losses in the second quarter of 2017.

U.S. Wholesale & Investment Banking
U.S. Wholesale & Investment Banking delivers the full suite of MUB products and services to large and mid-corporate customers. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). U.S. Wholesale & Investment Banking provides customers general corporate credit and structured credit services, including project finance, leasing and equipment finance, commercial finance, funds finance and securitizations. By working with the Company's other segments, U.S. Wholesale & Investment Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
The following table sets forth the results for the U.S. Wholesale & Investment Banking segment:

U.S. Wholesale & Investment Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$113	$147	$(34)	(23)%	$228	$290	$(62)	(21)%
Noninterest income	78	98	(20)	(20)	174	150	24	16
Total revenue	191	245	(54)	(22)	402	440	(38)	(9)
Noninterest expense	88	103	(15)	(15)	190	200	(10)	(5)
(Reversal of) provision for credit losses	(37)	(28)	(9)	(32)	(48)	129	(177)	(137)
Income before income taxes and including noncontrolling interests	140	170	(30)	(18)	260	111	149	134
Income tax expense (benefit)	22	45	(23)	(51)	39	(3)	42	nm
Net income (loss) including noncontrolling interests	118	125	(7)	(6)	221	114	107	94
Deduct: net (income) loss from noncontrolling interests	—	(1)	1	100	—	(1)	1	100
Net income attributable to MUAH	$118	$124	$(6)	(5)	$221	$113	$108	96
Average balances - Market View
Total loans held for investment	$18,471	$23,709	$(5,238)	(22)%	$18,569	$23,651	$(5,082)	(21)%
Total assets	23,043	27,793	(4,750)	(17)	23,324	27,730	(4,406)	(16)
Total deposits	8,888	9,160	(272)	(3)	9,252	9,081	171	2

Net interest income decreased in 2017 compared with 2016 due to lower average loan balances and lower spreads as a result of reductions in oil and gas exposure, predominantly reserved-based loans, and a shift in strategy away from loan-only mid-corporate clients. Noninterest income was higher during the six months ended June 30, 2017, compared with the same period in 2016, primarily due to transaction referral fees earned from a related party. The reversal of provision for credit losses during 2017 was due to general improvement in customer credit quality, while the provision for credit losses during the six months ended June 30, 2016, was primarily due to increased reserves for the oil and gas portfolio.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$141	$112	$29	26%	$277	$226	$51	23%
Noninterest income	40	44	(4)	(9)	79	91	(12)	(13)
Total revenue	181	156	25	16	356	317	39	12
Noninterest expense	107	109	(2)	(2)	227	228	(1)	—
(Reversal of) provision for credit losses	—	(3)	3	100	—	(1)	1	100
Income before income taxes and including noncontrolling interests	74	50	24	48	129	90	39	43
Income tax expense	30	19	11	58	51	35	16	46
Net income attributable to MUAH	$44	$31	$13	42	$78	$55	$23	42
Average balances - Market View
Total loans held for investment	$56	$52	$4	8%	$59	$56	$3	5%
Total assets	1,831	1,827	4	—	1,863	1,875	(12)	(1)
Total deposits	38,218	35,094	3,124	9	39,153	35,181	3,972	11

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income in the first half of 2017 compared with the first half of 2016 was driven by higher average deposit balances and an increase in the funds transfer pricing credit rate. The decrease in noninterest expense was due to a decrease in allocated expenses.

MUFG Securities Americas
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment:

MUSA
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$57	$35	$22	63%	$116	$60	$56	93%
Noninterest income	88	88	—	—	172	159	13	8
Total revenue	145	123	22	18	288	219	69	32
Noninterest expense	112	92	20	22	217	178	39	22
(Reversal of) provision for credit losses	—	—	—	—	—	—	—	—
Income before income taxes and including noncontrolling interests	33	31	2	6	71	41	30	73
Income tax expense	13	12	1	8	27	16	11	69
Net income attributable to MUAH	$20	$19	$1	5	$44	$25	$19	76
Average balances - Market View
Total loans held for investment	$—	$—	$—	—%	$—	$—	$—	—%
Total assets	31,098	30,395	703	2	30,916	33,241	(2,325)	(7)
Total deposits	—	—	—	—	—	—	—	—

Net interest income increased in the first half of 2017 compared with the first half of 2016, primarily due to higher yields on securities borrowed and purchased under resale agreements and higher balances and yields on trading account assets. Noninterest income increased due to higher investment banking fees. Noninterest expense increased due to increases in salaries and employee benefits expense resulting from increased head count.

Other
"Other" includes the Markets segment, the Asian Corporate Banking segment, Corporate Treasury, and certain corporate activities of the Company. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. Asian Corporate Banking offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan or other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios.
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
The following table sets forth the results for Other:

Other
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$(23)	$(12)	$(11)	(92)%	$(36)	$(45)	$9	20%
Noninterest income	167	223	(56)	(25)	324	413	(89)	(22)
Total revenue	144	211	(67)	(32)	288	368	(80)	(22)
Noninterest expense	154	153	1	1	337	372	(35)	(9)
(Reversal of) provision for credit losses	(3)	(3)	—	—	(24)	1	(25)	nm
Income before income taxes and including noncontrolling interests	(7)	61	(68)	(111)	(25)	(5)	(20)	(400)
Income tax (benefit)	(28)	16	(44)	(275)	(22)	24	(46)	(192)
Net income (loss) including noncontrolling interests	21	45	(24)	(53)	(3)	(29)	26	90
Deduct: net loss from noncontrolling interests	10	12	(2)	(17)	15	24	(9)	(38)
Net income attributable to MUAH	$31	$57	$(26)	(46)	$12	$(5)	$17	340
Average balances - Market View
Total loans held for investment	$(374)	$(575)	$201	35%	$(365)	$(554)	$189	34%
Total assets	29,446	26,483	2,963	11	29,551	26,870	2,681	10
Total deposits	(16,047)	(12,765)	(3,282)	(26)	(16,576)	(12,443)	(4,133)	(33)

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2016 Form 10-K. There have been no material changes to these critical accounting estimates during the second quarter of 2017.
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
The following table shows the calculation of return on average MUAH tangible common equity for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income attributable to MUAH	$295	$334	$524	$396
Add: intangible asset amortization, net of tax	4	4	8	8
Net income attributable to MUAH, excluding intangible asset amortization (a)	$299	$338	$532	$404
Average MUAH stockholders' equity	$17,600	$16,980	$17,462	$16,836
Less: Goodwill	3,225	3,225	3,225	3,225
Less: Intangible assets, except mortgage servicing rights	213	179	217	182
Less: Deferred tax liabilities related to goodwill and intangible assets	(72)	(48)	(75)	(46)
Tangible common equity (b)	$14,234	$13,624	$14,095	$13,475
Return on average MUAH tangible common equity (1) (a)/(b)	8.41%	9.92%	7.55%	5.98%

(1)     Annualized.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three and six months ended June 30, 2017 and 2016.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Noninterest Expense	$957	$906	$1,963	$1,874
Less: Staff costs associated with fees from affiliates - support services	138	137	285	276
Less: Foreclosed asset expense and other credit costs	—	—	—	(1)
Less: Productivity initiative costs	(1)	4	13	16
Less: LIHC investment amortization expense	2	2	4	3
Less: Expenses of the LIHC consolidated VIEs	10	11	15	23
Less: Merger and business integration costs	3	5	6	10
Less: Net adjustments related to privatization transaction	3	5	7	10
Less: Intangible asset amortization	4	2	8	5
Less: Contract termination fee	—	—	2	—
Noninterest expense, as adjusted (a)	$798	$740	$1,623	$1,532
Total Revenue	$1,283	$1,319	$2,566	$2,517
Add: Net interest income taxable-equivalent adjustment	10	8	19	14
Less: Fees from affiliates - support services	148	147	306	296
Less: Productivity initiative gains	3	—	7	—
Less: Accretion related to privatization-related fair value adjustments	2	3	4	8
Less: Other credit costs	(2)	(9)	(3)	(22)
Less: Impairment on private equity investments	—	—	5	(12)
Less: Gains on sale of fixed assets	4	—	4	—
Total revenue, as adjusted (b)	$1,138	$1,186	$2,262	$2,261
Adjusted efficiency ratio (a)/(b)	70.15%	62.27%	71.78%	67.71%

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
During the quarter ended June 30, 2017, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended June 30, 2017, the aggregate interest and fee income relating to these transactions was less than ¥30 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, BTMU receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2017, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥3 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥200 million, representing less than 0.001 percent of MUFG’s total loans, as of June 30, 2017. For the quarter ended June 30, 2017, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
Internal Control Over Financial Reporting. During the second quarter of 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Interest Income
Loans	$724	$719	$1,432	$1,425
Securities	129	114	258	224
Securities borrowed or purchased under resale agreements	83	44	146	94
Trading assets	82	38	156	60
Other	8	4	18	10
Total interest income	1,026	919	2,010	1,813
Interest Expense
Deposits	58	49	107	98
Commercial paper and other short-term borrowings	10	7	18	10
Long-term debt	60	63	117	136
Securities loaned or sold under repurchase agreements	84	31	143	63
Trading liabilities	20	15	36	28
Total interest expense	232	165	421	335
Net Interest Income	794	754	1,589	1,478
(Reversal of) provision for credit losses	(22)	(39)	(52)	123
Net interest income after (reversal of) provision for credit losses	816	793	1,641	1,355
Noninterest Income
Service charges on deposit accounts	47	46	95	95
Trust and investment management fees	30	30	59	62
Trading account activities	(3)	40	(7)	68
Securities gains, net	7	19	9	32
Credit facility fees	23	28	49	55
Brokerage commissions and fees	18	25	36	44
Card processing fees, net	13	9	24	18
Investment banking and syndication fees	94	79	182	140
Fees from affiliates	211	258	430	470
Other, net	49	31	100	55
Total noninterest income	489	565	977	1,039
Noninterest Expense
Salaries and employee benefits	586	572	1,201	1,167
Net occupancy and equipment	87	79	169	160
Professional and outside services	99	81	215	186
Software	47	37	93	74
Regulatory assessments	19	14	39	28
Intangible asset amortization	7	6	14	13
Other	112	117	232	246
Total noninterest expense	957	906	1,963	1,874
Income before income taxes and including noncontrolling interests	348	452	655	520
Income tax expense	63	129	146	147
Net Income Including Noncontrolling Interests	285	323	509	373
Deduct: Net loss from noncontrolling interests	10	11	15	23
Net Income Attributable to MUAH	$295	$334	$524	$396

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Net Income Attributable to MUAH	$295	$334	$524	$396
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	22	58	(8)	190
Net change in unrealized gains (losses) on investment securities	24	56	59	146
Foreign currency translation adjustment	2	1	3	5
Pension and other postretirement benefit adjustments	6	9	13	19
Other	—	2	—	—
Total other comprehensive income (loss)	54	126	67	360
Comprehensive Income (Loss) Attributable to MUAH	349	460	591	756
Comprehensive loss from noncontrolling interests	(10)	(11)	(15)	(23)
Total Comprehensive Income (Loss)	$339	$449	$576	$733
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2017	December 31, 2016
Assets
Cash and due from banks	$1,878	$1,909
Interest bearing deposits in banks	2,470	3,844
Total cash and cash equivalents	4,348	5,753
Securities borrowed or purchased under resale agreements	19,820	19,747
Trading account assets (includes $916 at June 30, 2017 and $1,122 at December 31, 2016 pledged as collateral that may be repledged)	10,013	8,942
Securities available for sale (includes $190 at June 30, 2017 and $148 at December 31, 2016 pledged as collateral that may be repledged)	16,169	14,141
Securities held to maturity (Fair value $10,376 at June 30, 2017 and $10,316 at December 31, 2016)	10,373	10,337
Loans held for investment	78,388	77,551
Allowance for loan losses	(513)	(639)
Loans held for investment, net	77,875	76,912
Premises and equipment, net	614	591
Goodwill	3,225	3,225
Other assets	8,119	8,496
Total assets	$150,556	$148,144
Liabilities
Deposits:
Noninterest bearing	$33,907	$35,654
Interest bearing	51,050	51,293
Total deposits	84,957	86,947
Securities loaned or sold under repurchase agreements	24,797	24,616
Commercial paper and other short-term borrowings	6,195	2,360
Long-term debt	10,556	11,410
Trading account liabilities	3,563	2,905
Other liabilities	2,551	2,520
Total liabilities	132,619	130,758
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 144,322,280 shares issued and outstanding as of June 30, 2017 and December 31, 2016	144	144
Additional paid-in capital	7,868	7,884
Retained earnings	10,625	10,101
Accumulated other comprehensive loss	(829)	(896)
Total MUAH stockholders' equity	17,808	17,233
Noncontrolling interests	129	153
Total equity	17,937	17,386
Total liabilities and equity	$150,556	$148,144
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2015	$144	$7,868	$9,116	$(750)	$215	$16,593
Net income (loss)	—	—	396	—	(23)	373
Other comprehensive income (loss), net of tax	—	—	—	360	—	360
Compensation—restricted stock units	—	1	(1)	—	—	—
Other	—	1	(2)	—	8	7
Net change	—	2	393	360	(15)	740
Balance June 30, 2016	$144	$7,870	$9,509	$(390)	$200	$17,333

Balance December 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)	—	—	524	—	(15)	509
Other comprehensive income (loss), net of tax	—	—	—	67	—	67
Compensation—restricted stock units	—	(16)	—	—	—	(16)
Other	—	—	—	—	(9)	(9)
Net change	—	(16)	524	67	(24)	551
Balance June 30, 2017	$144	$7,868	$10,625	$(829)	$129	$17,937
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2017	2016
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$509	$373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(52)	123
Depreciation, amortization and accretion, net	169	174
Stock-based compensation—restricted stock units	30	29
Deferred income taxes	227	200
Net gains on sales of securities	(9)	(32)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(73)	10,709
Net decrease (increase) in securities loaned or sold under repurchase agreements	181	(5,944)
Net decrease (increase) in trading account assets	(1,071)	(4,693)
Net decrease (increase) in other assets	137	(433)
Net increase (decrease) in trading account liabilities	658	(659)
Net increase (decrease) in other liabilities	(424)	90
Loans originated for sale	(300)	(793)
Net proceeds from sale of loans originated for sale	357	829
Pension and other benefits adjustment	(142)	(145)
Other, net	21	14
Total adjustments	(291)	(531)
Net cash provided by (used in) operating activities	218	(158)
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,327	2,719
Proceeds from paydowns and maturities of securities available for sale	1,156	748
Purchases of securities available for sale	(4,065)	(1,787)
Proceeds from paydowns and maturities of securities held to maturity	821	1,037
Purchases of securities held to maturity	(916)	(1,204)
Proceeds from sales of loans	646	164
Net decrease (increase) in loans	(1,381)	(2,011)
Purchases of other investments	(113)	(244)
Other, net	1	(105)
Net cash provided by (used in) investing activities	(2,524)	(683)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(2,008)	(1,668)
Net increase (decrease) in commercial paper and other short-term borrowings	3,830	3,712
Proceeds from issuance of senior debt due to BTMU	3,522	—
Repayment of long-term debt	(4,379)	(1,989)
Other, net	(55)	54
Change in noncontrolling interests	(9)	7
Net cash provided by (used in) financing activities	901	116
Net change in cash and cash equivalents	(1,405)	(725)
Cash and cash equivalents at beginning of period	5,753	4,807
Cash and cash equivalents at end of period	$4,348	$4,082
Cash Paid During the Period For:
Interest	$389	$319
Income taxes, net	157	117
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	356	179

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA), Inc.). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches). The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2017 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
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

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU amends ASU 2014-09, Revenue from Contracts with Customers, with respect to assessing whether an entity is a principal (and thus presents revenue gross) or an agent (and thus presents revenue net). The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarify: (1) that an entity must first identify the specified good or service being provided to the customer; (2) that the unit of account for the principal versus agent assessment is each specified good or service promised in a contract; (3) indicators and examples to help an entity evaluate whether it is the principal; and (4) how to assess whether an entity controls services performed by another party. The ASU is effective upon the adoption of ASU 2014-09, which the Company plans to adopt beginning January 1, 2018, with early adoption permitted in 2017. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019. The Company plans to adopt the ASU on January 1, 2020. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations. In the second quarter

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

the Company began a current state gap assessment, which will be followed in the third quarter with collecting business and data requirements to support the project planning phase of the implementation.

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

Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, to provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. The ASU is effective for interim and annual periods beginning January 1, 2018, and will be applied prospectively, with early adoption permitted.  Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

Note 2—Securities

Securities Available for Sale

At June 30, 2017 and December 31, 2016, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	June 30, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,331	$—	$89	$2,242
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,919	6	92	8,833
Privately issued	501	2	4	499
Privately issued - commercial mortgage-backed securities	712	6	4	714
Collateralized loan obligations	2,227	5	2	2,230
Other	7	—	—	7
Asset Liability Management securities	14,697	19	191	14,525
Other debt securities:
Direct bank purchase bonds	1,523	46	23	1,546
Other	93	—	—	93
Equity securities	5	—	—	5
Total securities available for sale	$16,318	$65	$214	$16,169

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,625	$1	$121	$2,505
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,814	3	122	6,695
Privately issued	333	1	7	327
Privately issued - commercial mortgage-backed securities	666	4	6	664
Collateralized loan obligations	2,219	4	5	2,218
Other	7	—	—	7
Asset Liability Management securities	12,664	13	261	12,416
Other debt securities:
Direct bank purchase bonds	1,601	41	29	1,613
Other	108	—	1	107
Equity securities	5	—	—	5
Total securities available for sale	$14,378	$54	$291	$14,141

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2017 and December 31, 2016 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,193	$89	$—	$—	$2,193	$89
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,520	85	598	7	7,118	92
Privately issued	291	3	24	1	315	4
Privately issued - commercial mortgage-backed securities	371	4	10	—	381	4
Collateralized loan obligations	558	1	79	1	637	2
Asset Liability Management securities	9,933	182	711	9	10,644	191
Other debt securities:
Direct bank purchase bonds	81	3	558	20	639	23
Other	68	—	—	—	68	—
Equity securities	—	—	5	—	5	—
Total securities available for sale	$10,082	$185	$1,274	$29	$11,356	$214

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,257	$121	$—	$—	$2,257	$121
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	5,501	113	667	9	6,168	122
Privately issued	249	6	29	1	278	7
Privately issued - commercial mortgage-backed securities	415	6	11	—	426	6
Collateralized loan obligations	75	—	1,077	5	1,152	5
Other	—	—	1	—	1	—
Asset Liability Management securities	8,497	246	1,785	15	10,282	261
Other debt securities:
Direct bank purchase bonds	386	12	499	17	885	29
Other	36	1	—	—	36	1
Equity securities	—	—	5	—	5	—
Total securities available for sale	$8,919	$259	$2,289	$32	$11,208	$291

At June 30, 2017, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2017, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

Note 2—Securities (Continued)

Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2017, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2017
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$49	$2,193	$—	$2,242
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	2	5	280	8,546	8,833
Privately issued	—	1	—	498	499
Privately issued - commercial mortgage-backed securities	—	—	—	714	714
Collateralized loan obligations	—	—	906	1,324	2,230
Other	1	1	5	—	7
Asset Liability Management securities	3	56	3,384	11,082	14,525
Other debt securities:
Direct bank purchase bonds	8	424	723	391	1,546
Other	—	67	—	26	93
Total debt securities available for sale	$11	$547	$4,107	$11,499	$16,164

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the six months ended June 30, 2017 and 2016 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Gross realized gains	$7	$19	$9	$32

Securities Held to Maturity
At June 30, 2017 and December 31, 2016, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	June 30, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$494	$—	$—	$494	$3	$—	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,358	2	36	8,324	36	78	8,282
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,613	—	58	1,555	47	5	1,597
Total securities held to maturity	$10,465	$2	$94	$10,373	$86	$83	$10,376

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$492	$—	$—	$492	$5	$—	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,301	3	41	8,263	34	96	8,201
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,645	—	63	1,582	43	7	1,618
Total securities held to maturity	$10,438	$3	$104	$10,337	$82	$103	$10,316

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2017 and December 31, 2016 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$4,642	$—	$77	$1,264	$36	$1	$5,906	$36	$78
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	104	—	1	1,439	58	4	1,543	58	5
Total securities held to maturity	$4,746	$—	$78	$2,703	$94	$5	$7,449	$94	$83

	December 31, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$4,492	$—	$92	$1,386	$41	$4	$5,878	$41	$96
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	111	—	1	1,448	63	6	1,559	63	7
Total securities held to maturity	$4,603	$—	$93	$2,834	$104	$10	$7,437	$104	$103

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2017
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$494	$497	$—	$—	$—	$—	$494	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	417	414	7,907	7,868	8,324	8,282
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	433	452	421	440	701	705	1,555	1,597
Total securities held to maturity	$927	$949	$838	$854	$8,608	$8,573	$10,373	$10,376

Securities Pledged and Received as Collateral
At both June 30, 2017 and December 31, 2016, the Company pledged $12.1 billion of available for sale and trading securities as collateral, of which $1.1 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short term borrowings and to secure public and trust department deposits.
At June 30, 2017 and December 31, 2016, the Company received $28.9 billion and $31.6 billion, respectively, of collateral, of which $28.8 billion and $31.6 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $27.6 billion and $30.5 billion at June 30, 2017 and December 31, 2016, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at June 30, 2017 and December 31, 2016:

(Dollars in millions)	June 30, 2017	December 31, 2016
Loans held for investment:
Commercial and industrial	$24,554	$25,379
Commercial mortgage	14,297	14,625
Construction	1,921	2,283
Lease financing	1,738	1,819
Total commercial portfolio	42,510	44,106
Residential mortgage	32,523	29,922
Home equity and other consumer loans	3,355	3,523
Total consumer portfolio	35,878	33,445
Total loans held for investment(1)	78,388	77,551
Allowance for loan losses	(513)	(639)
Loans held for investment, net	$77,875	$76,912

(1)	Includes $232 million and $180 million at June 30, 2017 and December 31, 2016, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended June 30, 2017
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$485	$85	$570
(Reversal of) provision for loan losses	(24)	4	(20)
Other	(1)	—	(1)
Loans charged-off	(29)	(11)	(40)
Recoveries of loans previously charged-off	4	—	4
Allowance for loan losses, end of period	$435	$78	$513

	For the Three Months Ended June 30, 2016
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$824	$57	$881
(Reversal of) provision for loan losses	(46)	10	(36)
Other	—	—	—
Loans charged-off	(97)	(2)	(99)
Recoveries of loans previously charged-off	2	—	2
Allowance for loan losses, end of period	$683	$65	$748

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(50)	16	—	(34)
Other	—	—	—	—
Loans charged-off	(84)	(22)	—	(106)
Recoveries of loans previously charged-off	13	1	—	14
Allowance for loan losses, end of period	$435	$78	$—	$513

	For the Six Months Ended June 30, 2016
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$653	$50	$20	$723
(Reversal of) provision for loan losses	125	17	(20)	122
Other	4	—	—	4
Loans charged-off	(105)	(3)	—	(108)
Recoveries of loans previously charged-off	6	1	—	7
Allowance for loan losses, end of period	$683	$65	$—	$748
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$76	$16	$92
Collectively evaluated for impairment	359	62	421
Total allowance for loan losses	$435	$78	$513

Loans held for investment:
Individually evaluated for impairment	$523	$361	$884
Collectively evaluated for impairment	41,987	35,517	77,504
Total loans held for investment	$42,510	$35,878	$78,388

	December 31, 2016
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$151	$17	$168
Collectively evaluated for impairment	405	66	471
Total allowance for loan losses	$556	$83	$639

Loans held for investment:
Individually evaluated for impairment	$636	$386	$1,022
Collectively evaluated for impairment	43,470	33,059	76,529
Total loans held for investment	$44,106	$33,445	$77,551

Note 3—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2017 and December 31, 2016:

(Dollars in millions)	June 30, 2017	December 31, 2016
Commercial and industrial	$321	$458
Commercial mortgage	24	31
Total commercial portfolio	345	489
Residential mortgage	128	171
Home equity and other consumer loans	25	29
Total consumer portfolio	153	200
Total nonaccrual loans	$498	$689
Troubled debt restructured loans that continue to accrue interest	$318	$215
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$277	$384

The following tables show an aging of the balance of loans held for investment, by class as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,202	$34	$56	$90	$26,292
Commercial mortgage	14,251	36	10	46	14,297
Construction	1,921	—	—	—	1,921
Total commercial portfolio	42,374	70	66	136	42,510
Residential mortgage	32,355	125	43	168	32,523
Home equity and other consumer loans	3,318	25	12	37	3,355
Total consumer portfolio	35,673	150	55	205	35,878
Total loans held for investment	$78,047	$220	$121	$341	$78,388

	December 31, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,085	$54	$59	$113	$27,198
Commercial mortgage	14,571	37	17	54	14,625
Construction	2,283	—	—	—	2,283
Total commercial portfolio	43,939	91	76	167	44,106
Residential mortgage	29,770	110	42	152	29,922
Home equity and other consumer loans	3,479	27	17	44	3,523
Total consumer portfolio	33,249	137	59	196	33,445
Total loans held for investment	$77,188	$228	$135	$363	$77,551

Loans 90 days or more past due and still accruing totaled $16 million at June 30, 2017 and $23 million at December 31, 2016.

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	June 30, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$24,927	$567	$798	$26,292
Commercial mortgage	13,966	86	245	14,297
Construction	1,755	14	152	1,921
Total commercial portfolio	$40,648	$667	$1,195	$42,510

	December 31, 2016 (1)
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,028	$860	$1,097	$26,985
Commercial mortgage	14,152	161	188	14,501
Construction	2,162	121	—	2,283
Total commercial portfolio	$41,342	$1,142	$1,285	$43,769

(1)	The amounts presented reflect unpaid principal balances less charge-offs.

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $9 million and $11 million of loans covered by FDIC loss share agreements, at June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$32,389	$128	$32,517
Home equity and other consumer loans	3,327	25	3,352
Total consumer portfolio	$35,716	$153	$35,869

	December 31, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$29,751	$171	$29,922
Home equity and other consumer loans	3,494	29	3,523
Total consumer portfolio	$33,245	$200	$33,445

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at June 30, 2017 and December 31, 2016. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	June 30, 2017
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$25,954	$5,764	$488	$32,206
Home equity and other consumer loans	2,249	901	144	3,294
Total consumer portfolio	$28,203	$6,665	$632	$35,500
Percentage of total	79%	19%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2016
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$23,598	$5,597	$444	$29,639
Home equity and other consumer loans	2,372	977	111	3,460
Total consumer portfolio	$25,970	$6,574	$555	$33,099
Percentage of total	78%	20%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	June 30, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$31,586	$577	$8	$35	$32,206
Home equity loans	2,109	226	32	35	2,402
Total consumer portfolio	$33,695	$803	$40	$70	$34,608
Percentage of total	98%	2%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$28,547	$1,030	$16	$46	$29,639
Home equity loans	2,160	206	41	43	2,450
Total consumer portfolio	$30,707	$1,236	$57	$89	$32,089
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of June 30, 2017 and December 31, 2016. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $33 million and $59 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2017 and December 31, 2016, respectively.

(Dollars in millions)	June 30, 2017	December 31, 2016
Commercial and industrial	$267	$321
Commercial mortgage	7	9
Construction	61	—
Total commercial portfolio	335	330
Residential mortgage	231	239
Home equity and other consumer loans	29	30
Total consumer portfolio	260	269
Total restructured loans	$595	$599

For the second quarter of 2017, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the six months ended June 30, 2017 and June 30, 2016 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$18	$18	$96	$96
Commercial mortgage	1	1	1	1
Construction	—	—	61	61
Total commercial portfolio	19	19	158	158
Residential mortgage	4	4	8	8
Home equity and other consumer loans	2	2	2	2
Total consumer portfolio	6	6	10	10
Total	$25	$25	$168	$168

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$126	$125	$176	$175
Commercial mortgage	3	3	8	8
Total commercial portfolio	129	128	184	183
Residential mortgage	2	2	6	6
Home equity and other consumer loans	2	2	3	3
Total consumer portfolio	4	4	9	9
Total	$133	$132	$193	$192

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2017 and 2016, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Commercial and industrial	$17	$19
Commercial mortgage	—	1
Total commercial portfolio	17	20
Residential mortgage	—	1
Total consumer portfolio	—	1
Total	$17	$21

(Dollars in millions)	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Commercial and industrial	$10	$11
Total commercial portfolio	10	11
Residential mortgage	1	3
Home equity and other consumer loans	1	1
Total consumer portfolio	2	4
Total	$12	$15

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
The following tables show information about impaired loans by class as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$303	$113	$416	$75	$365	$128
Commercial mortgage	43	3	46	1	44	3
Construction	—	61	61	—	—	61
Total commercial portfolio	346	177	523	76	409	192
Residential mortgage	239	67	306	15	256	78
Home equity and other consumer loans	37	18	55	1	37	28
Total consumer portfolio	276	85	361	16	293	106
Total	$622	$262	$884	$92	$702	$298

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$505	$36	$541	$150	$672	$54
Commercial mortgage	86	9	95	1	8	9
Total commercial portfolio	591	45	636	151	680	63
Residential mortgage	250	75	325	17	295	89
Home equity and other consumer loans	41	20	61	—	11	30
Total consumer portfolio	291	95	386	17	306	119
Total	$882	$140	$1,022	$168	$986	$182
The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and six months ended June 30, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$419	$—	$139	$—	$447	$4	$74	$2
Commercial mortgage	61	1	15	—	40	1	14	—
Construction	11	—	—	—	14	—	—	—
Total commercial portfolio	491	1	154	—	501	5	88	2
Residential mortgage	233	2	263	2	235	4	267	4
Home equity and other consumer loans	28	1	31	—	29	1	31	1
Total consumer portfolio	261	3	294	2	264	5	298	5
Total	$752	$4	$448	$2	$765	$10	$386	$7

The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during the three and six months ended June 30, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
(Dollars in millions)	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$126	$299	$260	$115	$360	$646	$179	$164
Consumer portfolio	—	—	—	—	(4)	—	—	—
Total	$126	$299	$260	$115	$356	$646	$179	$164

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$95	$95	$—	$—
Leasing investments	608	171	779	36	36
Total consolidated VIEs	$608	$266	$874	$36	$36

	December 31, 2016
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$112	$112	$—	$—
Leasing investments	641	174	815	54	54
Total consolidated VIEs	$641	$286	$927	$54	$54

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at June 30, 2017 and December 31, 2016. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the six months ended June 30, 2017 and June 30, 2016, the Company had noncash increases in unfunded commitments on LIHC investments of $18 million and $48 million, respectively, included within other liabilities.

	June 30, 2017
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$29	$180	$1,111	$1,320	$292	$292	$1,320
Leasing investments	1	11	27	1,608	1,647	64	64	1,667
Other investments	—	—	24	27	51	—	—	88
Total unconsolidated VIEs	$1	$40	$231	$2,746	$3,018	$356	$356	$3,075

		December 31, 2016
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$168	$1,164	$1,357	$381	$381	$1,357
Leasing investments	1	12	47	1,751	1,811	66	66	1,833
Other investments	—	—	24	26	50	—	—	81
Total unconsolidated VIEs	$1	$37	$239	$2,941	$3,218	$447	$447	$3,271

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$1	$4	$3
Amortization of LIHC investments included in income tax expense	36	32	69	62
Tax credits and other tax benefits from LIHC investments included in income tax expense	47	47	92	92

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

The following tables present the offsetting of financial assets and liabilities as of June 30, 2017 and December 31, 2016:

	June 30, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Net Amount
Financial Assets:
Derivative assets	$1,473	$706	$767	$24	$743
Securities borrowed or purchased under resale agreements	28,400	8,580	19,820	19,734	86
Total	$29,873	$9,286	$20,587	$19,758	$829
Financial Liabilities:
Derivative liabilities	$1,452	$940	$512	$158	$354
Securities loaned or sold under repurchase agreements	33,377	8,580	24,797	24,242	555
Total	$34,829	$9,520	$25,309	$24,400	$909

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,626	$770	$856	$20	$—	$836
Securities borrowed or purchased under resale agreements	31,386	11,639	19,747	19,657	—	90
Total	$33,012	$12,409	$20,603	$19,677	$—	$926
Financial Liabilities:
Derivative liabilities	$1,684	$1,047	$637	$176	$5	$456
Securities loaned or sold under repurchase agreements	36,255	11,639	24,616	23,812	—	804
Total	$37,939	$12,686	$25,253	$23,988	$5	$1,260

The following tables present the gross obligations for securities sold under agreements to repurchase, and securities loaned by remaining contractual maturity and class of collateral pledged as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$8,410	$2,671	$433	$25	$11,539
U.S. agency securities	40	—	—	—	40
Other sovereign government obligations	—	—	17	—	17
Money market securities	29	—	3	—	32
Asset-backed securities	5	3	91	—	99
Mortgage-backed securities	7,815	4,966	6,005	150	18,936
Corporate bonds	455	181	1,045	—	1,681
Municipal securities	173	37	163	—	373
Equities	148	27	152	—	327
Total	$17,075	$7,885	$7,909	$175	$33,044
Securities loaned:
Corporate bonds	$14	$—	$—	$—	$14
Equities	219	—	100	—	319
Total	$233	$—	$100	$—	$333

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2016
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$11,419	$1,523	$712	$316	$13,970
U.S. agency securities	42	30	—	—	72
Other sovereign government obligations	—	—	16	—	16
Asset-backed securities	20	15	66	—	101
Mortgage-backed securities	8,792	4,450	4,750	—	17,992
Corporate bonds	405	800	909	—	2,114
Municipal securities	74	65	299	—	438
Equities	452	275	164	—	891
Total	$21,204	$7,158	$6,916	$316	$35,594
Securities loaned:
Corporate bonds	$8	$—	$—	$—	$8
Equities	562	—	91	—	653
Total	$570	$—	$91	$—	$661

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

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	June 30, 2017	December 31, 2016
Debt issued by MUB
Federal funds purchased, with weighted average interest rates of 1.00% and 0.50% at June 30, 2017 and December 31, 2016, respectively	$1	$26
Commercial paper, with a weighted average interest rate of 0.81% and 0.55% at June 30, 2017 and December 31, 2016, respectively	427	263
Federal Home Loan Bank advances, with a weighted average interest rate of 0.94% and 0.59% at June 30, 2017 and December 31, 2016, respectively	4,600	700
Total debt issued by MUB	5,028	989
Debt issued by other MUAH subsidiaries
Short-term debt due to BTMU, with weighted average interest rates of 1.57% and 0.49% at June 30, 2017 and December 31, 2016, respectively	357	679
Short-term debt due to affiliates, with weighted average interest rates of (0.07)% and (0.04)% at June 30, 2017 and December 31, 2016, respectively	810	692
Total debt issued by other MUAH subsidiaries	1,167	1,371
Total commercial paper and other short-term borrowings	$6,195	$2,360

Short-term debt due to BTMU consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to $1.4 billion. Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At June 30, 2017, MUSA had ¥91 billion ($810 million USD equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	June 30, 2017	December 31, 2016
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.75% at June 30, 2017 and 1.46% at December 31, 2016	$250	$250
Fixed rate 1.625% notes due February 2018	450	449
Fixed rate 2.25% notes due February 2020	997	997
Fixed rate 3.50% notes due June 2022	397	397
Fixed rate 3.00% notes due February 2025	496	496
Senior debt due to BTMU:
Floating rate debt due September 2020. This note, which bears interest at 0.85% above 3-month LIBOR, had a rate of 2.15% at June 30, 2017	3,500	—
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at June 30, 2017	23	—
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 2.11% at June 30, 2017 and 1.82% at December 31, 2016	545	545
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 2.67% at June 30, 2017 and 2.38% at December 31, 2016	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 2.94% at June 30, 2017 and 2.66% at December 31, 2016	36	36
Total debt issued by MUAH	6,994	3,470
Debt issued by MUB
Senior debt:
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.28% at December 31, 2016	—	250
Fixed rate 2.125% notes due June 2017	—	500
Fixed rate 2.625% notes due September 2018	999	999
Fixed rate 2.250% notes due May 2019	500	500
Senior debt due to BTMU:
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.47% at December 31, 2016	—	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.49% at December 31, 2016	—	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.65% at December 31, 2016	—	1,000
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 2.49% at June 30, 2017 and 2.20% at December 31, 2016	750	750
Other	58	58
Total debt issued by MUB	2,307	6,557

Note 7—Long Term Debt (Continued)

Debt issued by other MUAH subsidiaries
Senior Debt due to BTMU:
Various floating rate borrowings due between November 2020 and April 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 1.30% at June 30, 2017 and 0.99% at December 31, 2016	250	250
Various fixed rate borrowings due between September 2019 and May 2023 with a weighted-average interest rate of 2.11% (between 1.71% and 2.44%) at June 30, 2017 and 2.15% (between 1.71% and 2.44%) at December 31, 2016	267	384
Subordinated Debt due to Affiliate:
Various floating rate borrowings due between March 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 2.86% (between 2.80% and 2.95%) at June 30, 2017 and 2.68% (between 2.61% and 2.77%) at December 31, 2016	185	185
Nonrecourse Debt due to BTMU:
Various floating rate nonrecourse borrowings due to BTMU between June 2017 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 2.44% (between 1.47% and 2.88%) at June 30, 2017 and 1.67% (between 0.25% and 2.41%) at December 31, 2016	125	127
Nonrecourse Debt:
Fixed rate nonrecourse borrowings due December 2026 which had an interest rate of 5.34% at June 30, 2017 and December 31, 2016	38	39
Various floating rate nonrecourse borrowings due between July 2017 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 2.41% (between 2.08% and 3.16%) at June 30, 2017 and 2.04% (between 0.85% and 2.73%) at December 31, 2016	390	398
Total debt issued by other MUAH subsidiaries	1,255	1,383
Total long-term debt	$10,556	$11,410

MUAH Senior Debt due to BTMU

During the first quarter of 2017, MUAH borrowed $3.5 billion from BTMU in the form of a senior loan. MUAH may prepay the loan prior to the stated maturity date in whole or in part and in an amount of not less than $500,000. BTMU may accelerate the payment of the loan, in the case of certain events of default. The proceeds of the BTMU Loan have funded loans to MUAH’s subsidiaries. Simultaneously with the funding of the BTMU Loan on March 31, 2017, the Bank prepaid three loans from BTMU totaling $3.5 billion.

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, by major category and by valuation hierarchy level:

	June 30, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$2,439	$—	$—	$2,439
U.S. government-sponsored agency securities	—	118	—	—	118
State and municipal securities	—	3	—	—	3
Commercial paper	—	34	—	—	34
Other sovereign government obligations	—	36	—	—	36
Corporate bonds	—	997	—	—	997
Asset-backed securities	—	131	—	—	131
Mortgage-backed securities	—	5,440	—	—	5,440
Equities	51	—	—	—	51
Interest rate derivative contracts	6	965	2	(338)	635
Commodity derivative contracts	—	101	—	(97)	4
Foreign exchange derivative contracts	1	219	1	(97)	124
Equity derivative contracts	—	—	168	(167)	1
Total trading account assets	58	10,483	171	(699)	10,013
Securities available for sale:
U.S. Treasury	—	2,242	—	—	2,242
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	8,833	—	—	8,833
Privately issued	—	499	—	—	499
Privately issued - commercial mortgage-backed securities	—	714	—	—	714
Collateralized loan obligations	—	2,230	—	—	2,230
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,546	—	1,546
Other	—	67	26	—	93
Equity securities	5	—	—	—	5
Total securities available for sale	5	14,592	1,572	—	16,169
Other assets:
Mortgage servicing rights	—	—	48	—	48
Interest rate hedging contracts	—	6	—	(4)	2
Other derivative contracts	—	3	1	(3)	1
Total other assets	—	9	49	(7)	51
Total assets	$63	$25,084	$1,792	$(706)	$26,233
Percentage of total	—%	96%	7%	(3)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,551	$—	$—	$2,551
State and municipal	—	7	—	—	7
Other sovereign government obligations	—	40	—	—	40
Corporate bonds	—	406	—	—	406
Equities	53	—	—	—	53
Trading derivatives:
Interest rate derivative contracts	2	876	—	(665)	213
Commodity derivative contracts	—	76	—	(27)	49
Foreign exchange derivative contracts	1	128	1	(54)	76
Equity derivative contracts	—	—	168	—	168
Total trading account liabilities	56	4,084	169	(746)	3,563
Other liabilities:
FDIC clawback liability	—	—	113	—	113
Interest rate hedging contracts	—	183	—	(183)	—
Other derivative contracts	—	12	5	(11)	6
Total other liabilities	—	195	118	(194)	119
Total liabilities	$56	$4,279	$287	$(940)	$3,682
Percentage of total	2%	116%	8%	(26)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,730	$—	$—	$1,730
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	18	—	—	18
Commercial paper	—	1	—	—	1
Other sovereign government obligations	—	16	—	—	16
Corporate bonds	—	841	—	—	841
Asset-backed securities	—	106	—	—	106
Mortgage-backed securities	—	5,221	—	—	5,221
Equities	85	—	—	—	85
Interest rate derivative contracts	7	1,065	2	(343)	731
Commodity derivative contracts	—	144	1	(106)	39
Foreign exchange derivative contracts	1	215	1	(138)	79
Equity derivative contracts	1	—	164	(163)	2
Total trading account assets	94	9,430	168	(750)	8,942
Securities available for sale:
U.S. Treasury	—	2,505	—	—	2,505
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	6,695	—	—	6,695
Privately issued	—	327	—	—	327
Privately issued - commercial mortgage-backed securities	—	664	—	—	664
Collateralized loan obligations	—	2,218	—	—	2,218
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,613	—	1,613
Other	—	82	25	—	107
Equity securities	5	—	—	—	5
Total securities available for sale	5	12,498	1,638	—	14,141
Other assets:
Mortgage servicing rights	—	—	23	—	23
Interest rate hedging contracts	—	22	—	(20)	2
Other derivative contracts	—	2	1	—	3
Total other assets	—	24	24	(20)	28
Total assets	$99	$21,952	$1,830	$(770)	$23,111
Percentage of total	—%	95%	8%	(3)%	100%
Percentage of total Company assets	—%	15%	1%	(1)%	15%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$1,973	$—	$—	$1,973
Other sovereign government obligations	—	11	—	—	11
Corporate bonds	—	298	—	—	298
Equities	47	—	—	—	47
Trading derivatives:
Interest rate derivative contracts	1	987	—	(718)	270
Commodity derivative contracts	—	111	1	(68)	44
Foreign exchange derivative contracts	1	129	1	(33)	98
Equity derivative contracts	—	—	164	—	164
Total trading account liabilities	49	3,509	166	(819)	2,905
Other liabilities:
FDIC clawback liability	—	—	115	—	115
Interest rate hedging contracts	—	199	—	(199)	—
Other derivative contracts	—	84	6	(29)	61
Total other liabilities	—	283	121	(228)	176
Total liabilities	$49	$3,792	$287	$(1,047)	$3,081
Percentage of total	2%	123%	9%	(34)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016. Level 3 available for sale securities at June 30, 2017 and 2016 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	June 30, 2017					June 30, 2016
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$172	$1,569	$35	$(168)	$(119)	$189	$1,613	$15	$(187)	$(116)
Total gains (losses) (realized/unrealized):
Included in income before taxes	11	—	(2)	(12)	1	19	—	(1)	(19)	(8)
Included in other comprehensive income	—	9	—	—	—	—	7	—	—	—
Purchases/additions	—	1	16	—	—	—	2	1	—	—
Settlements	(12)	(7)	—	11	—	(21)	(15)	—	20	—
Asset (liability) balance, end of period	$171	$1,572	$49	$(169)	$(118)	$187	$1,607	$15	$(186)	$(124)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$11	$—	$(2)	$(12)	$1	$19	$—	$(1)	$(19)	$(8)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Six Months Ended
	June 30, 2017					June 30, 2016
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$168	$1,638	$24	$(166)	$(121)	$228	$1,603	$1	$(223)	$(114)
Total gains (losses) (realized/unrealized):
Included in income before taxes	41	—	(2)	(40)	3	1	—	—	(2)	(10)
Included in other comprehensive income	—	12	—	—	—	—	5	—	—	—
Purchases/additions	—	2	27	—	—	—	80	1	—	—
Settlements	(38)	(80)	—	37	—	(42)	(81)	—	39	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	13	—	—
Asset (liability) balance, end of period	$171	$1,572	$49	$(169)	$(118)	$187	$1,607	$15	$(186)	$(124)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$41	$—	$(2)	$(40)	$3	$1	$—	$—	$(2)	$(10)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at June 30, 2017.

	June 30, 2017
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,546	Return on equity	Market-required return on capital	8.0 - 10.0%	9.7%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	28.4%

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2017 and 2016 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2017				Gain (Loss) For the Three Months Ended June 30, 2017	Gain (Loss) For the Six Months Ended June 30, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$124	$—	$—	$124	$(5)	$(21)
Other assets:
Software	—	—	—	—	—	(3)
Loans held for sale	7	—	—	7	—	(2)
Renewable energy investment	—	—	—	—	—	2
Consolidated LIHC VIE	91	—	—	91	(8)	(8)
Total	$222	$—	$—	$222	$(13)	$(32)

	June 30, 2016				Gain (Loss) For the Three Months Ended June 30, 2016	Gain (Loss) For the Six Months Ended June 30, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$180	$—	$—	$180	$(16)	$(143)
Other assets:
Loans held for sale	—	—	—	—	—	(3)
OREO	2	—	—	2	—	(1)
Private equity investments	10	—	—	10	—	(12)
Software	13	—	—	13	(1)	(5)
Intangible assets	—	—	—	—	—	(1)
Total	$205	$—	$—	$205	$(17)	$(165)
Loans include individually impaired loans that are measured based on the fair value of the underlying collateral or the fair value of the loan. The fair value of impaired loans was determined based on appraised values of the underlying collateral or market pricing for the loan, adjusted for management judgment, as of the measurement date. The fair value of OREO was primarily based on independent appraisals. The fair value of private equity investments and renewable energy investments was determined using a discounted cash flow analysis and market pricing, adjusted for management judgment, as of the measurement date. The fair value of software and intangible assets was determined using appraised values and market pricing, adjusted for management judgment, as of the measurement date. The fair value of consolidated LIHC VIE investments was determined using a discounted cash flow analysis.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of June 30, 2017 and as of December 31, 2016:

	June 30, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,348	$4,348	$4,348	$—	$—
Securities borrowed or purchased under resale agreements	19,820	19,820	—	19,820	—
Securities held to maturity	10,373	10,376	—	10,376	—
Loans held for investment (1)	76,156	77,144	—	—	77,144
Liabilities
Deposits	$84,957	$84,941	$—	$84,941	$—
Commercial paper and other short-term borrowings	6,195	6,195	—	6,195	—
Securities loaned or sold under repurchase agreements	24,797	24,797	—	24,797	—
Long-term debt	10,556	10,556	—	10,556
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$198	$198	$—	$—	$198

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,753	$5,753	$5,753	$—	$—
Securities borrowed or purchased under resale agreements	19,747	19,747	—	19,747	—
Securities held to maturity	10,337	10,316	—	10,316	—
Loans held for investment (1)	75,112	76,257	—	—	76,257
Liabilities
Deposits	$86,947	$86,930	$—	$86,930	$—
Commercial paper and other short-term borrowings	2,360	2,360	—	2,360	—
Securities loaned or sold under repurchase agreements	24,616	24,616	—	24,616	—
Long-term debt	11,410	11,411	—	11,411	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$221	$221	$—	$—	$221

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of June 30, 2017 and December 31, 2016, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$11,190	$4	$183	$15,459	$19	$199
Fair value hedges
Interest rate contracts	500	2	—	500	3	—
Not designated as hedging instruments:
Trading
Interest rate contracts	132,628	973	878	149,229	1,074	988
Commodity contracts	2,088	101	76	2,825	145	112
Foreign exchange contracts	6,501	221	130	5,981	217	131
Equity contracts	1,816	168	168	2,385	165	164
Other contracts	84	—	—	4	—	—
Total Trading	143,117	1,463	1,252	160,424	1,601	1,395
Other risk management	1,062	4	17	1,045	3	90
Total derivative instruments	$155,869	$1,473	$1,452	$177,428	$1,626	$1,684

We recognized net losses of $10 million and $6 million on other risk management derivatives for the three and six months ended June 30, 2017, respectively and net losses of $12 million and $14 million on other risk management derivatives for the three and six months ended June 30, 2016, respectively, which are included in other noninterest income.

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
The Company used interest rate swaps with a notional amount of $10.9 billion at June 30, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received or paid under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. The Company used interest rate swaps with a notional amount of $290 million at June 30, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At June 30, 2017, the weighted average remaining life of the active cash flow hedges was 4 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At June 30, 2017, the Company expects to reclassify approximately $24 million of income from AOCI to net interest income during the twelve months ending June 30, 2018. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2017.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2017 and 2016:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			(Gain) Loss Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2017	2016	Location	2017	2016	Location	2017	2016
Derivatives in cash flow hedging relationships
			Interest income	$20	$42
Interest rate contracts	$55	$140	Interest expense	—	—	Noninterest expense	$1	$—
Total	$55	$140		$20	$42		$1	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2017	2016	Location	2017	2016	Location	2017	2016
Derivatives in cash flow hedging relationships
			Interest income	$49	$84
Interest rate contracts	$36	$401	Interest expense	—	—	Noninterest expense	$3	$1
Total	$36	$401		$49	$84		$3	$1

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

For fair value hedges, any ineffectiveness is recognized in noninterest expense in the period in which it arises. The change in the fair value of the hedged item and the hedging instrument, to the extent completely effective, offsets with no impact on earnings.
The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the three and six months ended June 30, 2017 and 2016, respectively:

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$1	$(1)	$—	$(1)	$—	$(1)
Total	$1	$(1)	$—	$(1)	$—	$(1)

	For the Three Months Ended June 30, 2016			For the Six Months Ended June 30, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$2	$(2)	$—	$9	$(9)	$—
Total	$2	$(2)	$—	$9	$(9)	$—

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
The Company's market-linked CDs allow the customer to earn the higher of either a minimum fixed rate of interest or a return tied to either equity, commodity, or currency indices. The Company offsets its exposure to the embedded derivative contained in market-linked CDs with a matched over-the-counter option. Both the embedded derivative (when bifurcated) and hedge options are recorded at fair value with the realized and unrealized changes in fair value recorded in noninterest income within trading account activities.
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and six months ended June 30, 2017 and 2016:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Trading derivatives:
Interest rate contracts	$(36)	$22	$(58)	$13
Equity contracts	—	(1)	—	(1)
Foreign exchange contracts	11	11	21	20
Commodity contracts	1	1	1	1
Total	$(24)	$33	$(36)	$33

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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and six months ended June 30, 2017 and 2016:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$55	$(21)	$34
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(20)	8	(12)
Net change	35	(13)	22
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	41	(15)	26
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(7)	3	(4)
Amortization of net unrealized (gains) losses on held to maturity securities	4	(2)	2
Net change	38	(14)	24
Foreign currency translation adjustment	4	(2)	2
Pension and other benefits:
Amortization of prior service credit (1)	(12)	4	(8)
Recognized net actuarial (gain) loss(1)	23	(9)	14
Net change	11	(5)	6
Net change in AOCI	$88	$(34)	$54

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$140	$(55)	$85
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(42)	15	(27)
Net change	98	(40)	58
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	106	(41)	65
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(19)	8	(11)
Amortization of net unrealized (gains) losses on held to maturity securities	3	(1)	2
Net change	90	(34)	56
Foreign currency translation adjustment	1	—	1
Pension and other benefits:
Amortization of prior service credit (1)	(7)	2	(5)
Recognized net actuarial (gain) loss(1)	22	(8)	14
Net change	15	(6)	9
Other	3	(1)	2
Net change in AOCI	$207	$(81)	$126

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$36	$(14)	$22
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(49)	19	(30)
Net change	(13)	5	(8)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	97	(38)	59
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(9)	4	(5)
Amortization of net unrealized (gains) losses on held to maturity securities	9	(4)	5
Net change	97	(38)	59
Foreign currency translation adjustment	5	(2)	3
Pension and other benefits:
Amortization of prior service credit(1)	(24)	9	(15)
Recognized net actuarial gain (loss)(1)	46	(18)	28
Net change	22	(9)	13
Net change in AOCI	$111	$(44)	$67

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$401	$(158)	$243
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(84)	31	(53)
Net change	317	(127)	190
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	263	(104)	159
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(32)	14	(18)
Amortization of net unrealized (gains) losses on held to maturity securities	8	(3)	5
Net change	239	(93)	146
Foreign currency translation adjustment	8	(3)	5
Pension and other benefits:
Amortization of prior service credit (1)	(13)	5	(8)
Recognized net actuarial gain (loss)(1)	44	(17)	27
Net change	31	(12)	19
Net change in AOCI	$595	$(235)	$360

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended June 30, 2016 and 2017:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, March 31, 2016	$170	$(62)	$(20)	$(602)	$(2)	$(516)
Other comprehensive income (loss) before reclassifications	85	67	1	—	—	153
Amounts reclassified from AOCI	(27)	(11)	—	9	2	(27)
Balance, June 30, 2016	$228	$(6)	$(19)	$(593)	$—	$(390)
Balance, March 31, 2017	$(107)	$(173)	$(21)	$(582)	$—	$(883)
Other comprehensive income (loss) before reclassifications	34	26	2	—	—	62
Amounts reclassified from AOCI	(12)	(2)	—	6	—	(8)
Balance, June 30, 2017	$(85)	$(149)	$(19)	$(576)	$—	$(829)

For the Six Months Ended June 30, 2016 and 2017:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$(750)
Other comprehensive income (loss) before reclassifications	243	164	5	—	412
Amounts reclassified from AOCI	(53)	(18)	—	19	(52)
Balance, June 30, 2016	$228	$(6)	$(19)	$(593)	$(390)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$(896)
Other comprehensive income (loss) before reclassifications	22	59	3	—	84
Amounts reclassified from AOCI	(30)	—	—	13	(17)
Balance, June 30, 2017	$(85)	$(149)	$(19)	$(576)	$(829)

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2017 and 2016.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$16	$22	$1	$2	$—	$—
Interest cost	25	26	2	2	—	1
Expected return on plan assets	(63)	(58)	(4)	(4)	—	—
Amortization of prior service credit	(6)	(5)	(6)	(2)	—	—
Recognized net actuarial loss	21	19	1	3	1	—
Total net periodic benefit cost	$(7)	$4	$(6)	$1	$1	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$35	$45	$3	$4	$—	$1
Interest cost	50	52	4	5	1	1
Expected return on plan assets	(127)	(118)	(9)	(9)	—	—
Amortization of prior service credit	(13)	(9)	(11)	(4)	—	—
Recognized net actuarial loss	40	38	4	5	2	1
Total net periodic benefit cost	$(15)	$8	$(9)	$1	$3	$3

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	June 30, 2017
Commitments to extend credit	$30,393
Issued standby and commercial letters of credit	5,648
Commitments to enter into forward-starting resale agreements	792
Other commitments	1,283
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At June 30, 2017, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company has three committed facilities to provide collateralized financing to third parties, up to an aggregate of $1.4 billion, of which $250 million was drawn at June 30, 2017. One of these facilities is shared with an affiliate with an aggregate commitment up to $250 million. For the six months ended June 30, 2017, commitment fees were nominal.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2017, the current exposure to loss under these contracts totaled $15 million, and the maximum potential exposure to loss in the future was estimated at $49 million.
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

Note 13—Business Segments
During the second quarter of 2017, the composition of the Company’s segments was revised to reflect the realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Investment Banking and Markets segment, including its products and services, into the activities performed within various other segments. We now have four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking, and MUFG Securities Americas. Prior period results have been revised to conform to the current period presentation.
Regional Bank
The Regional Bank provides banking products and services to individual and business customers in California, Washington and Oregon through five major business lines.
    Consumer Banking serves consumers and small businesses through 349 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

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
U.S. Wholesale & Investment Banking
U.S. Wholesale & Investment Banking delivers the full suite of MUB products and services to large and mid-corporate customers. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). U.S. Wholesale & Investment Banking provides customers general corporate credit and structured credit services, including project finance, leasing and equipment finance, commercial finance, funds finance and securitizations.

Note 13—Business Segments (Continued)

By working with the Company's other segments, U.S. Wholesale & Investment Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
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
MUFG Securities Americas
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
"Other" includes the Markets segment, Asian Corporate Banking segment and Corporate Treasury. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
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

As of and for the Three Months Ended June 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$506	$113	$141	$57	$(23)	$794
Noninterest income (expense)	116	78	40	88	167	489
Total revenue	622	191	181	145	144	1,283
Noninterest expense	496	88	107	112	154	957
(Reversal of) provision for credit losses	18	(37)	—	—	(3)	(22)
Income (loss) before income taxes and including noncontrolling interests	108	140	74	33	(7)	348
Income tax expense (benefit)	26	22	30	13	(28)	63
Net income (loss) including noncontrolling interests	82	118	44	20	21	285
Deduct: net loss from noncontrolling interests	—	—	—	—	10	10
Net income (loss) attributable to MUAH	$82	$118	$44	$20	$31	$295

Total assets, end of period	$64,527	$22,405	$1,713	$30,439	$31,472	$150,556

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Three Months Ended June 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$472	$147	$112	$35	$(12)	$754
Noninterest income (expense)	112	98	44	88	223	565
Total revenue	584	245	156	123	211	1,319
Noninterest expense	449	103	109	92	153	906
(Reversal of) provision for credit losses	(5)	(28)	(3)	—	(3)	(39)
Income (loss) before income taxes and including noncontrolling interests	140	170	50	31	61	452
Income tax expense (benefit)	37	45	19	12	16	129
Net income (loss) including noncontrolling interests	103	125	31	19	45	323
Deduct: net (income) loss from noncontrolling interests	—	(1)	—	—	12	11
Net income (loss) attributable to MUAH	$103	$124	$31	$19	$57	$334

Total assets, end of period	$63,469	$26,906	$1,837	$28,113	$27,647	$147,972

(1)	The transferred IHC entities are not measured using a "market view" perspective.

Note 13—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$1,004	$228	$277	$116	$(36)	$1,589
Noninterest income (expense)	228	174	79	172	324	977
Total revenue	1,232	402	356	288	288	2,566
Noninterest expense	992	190	227	217	337	1,963
(Reversal of) provision for loan losses	20	(48)	—	—	(24)	(52)
Income (loss) before income taxes and including noncontrolling interests	220	260	129	71	(25)	655
Income tax expense (benefit)	51	39	51	27	(22)	146
Net income (loss) including noncontrolling interests	169	221	78	44	(3)	509
Deduct: net loss from noncontrolling interests	—	—	—	—	15	15
Net income (loss) attributable to MUAH	$169	$221	$78	$44	$12	$524

Total assets, end of period	$64,527	$22,405	$1,713	$30,439	$31,472	$150,556

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Six Months Ended June 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$947	$290	$226	$60	$(45)	$1,478
Noninterest income (expense)	226	150	91	159	413	1,039
Total revenue	1,173	440	317	219	368	2,517
Noninterest expense	896	200	228	178	372	1,874
(Reversal of) provision for loan losses	(6)	129	(1)	—	1	123
Income (loss) before income taxes and including noncontrolling interests	283	111	90	41	(5)	520
Income tax expense (benefit)	75	(3)	35	16	24	147
Net income (loss) including noncontrolling interests	208	114	55	25	(29)	373
Deduct: net (income) loss from noncontrolling interests	—	(1)	—	—	24	23
Net income (loss) attributable to MUAH	$208	$113	$55	$25	$(5)	$396

Total assets, end of period	$63,469	$26,906	$1,837	$28,113	$27,647	$147,972

(1)	The transferred IHC entities are not measured using a "market view" perspective.

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
The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

As of June 30, 2017 and December 31, 2016, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	June 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$58	$102
Securities borrowed or purchased under resale agreements	2,790	2,765
Other assets	83	161
Liabilities:
Deposits	$460	$623
Securities loaned or sold under repurchase agreements	150	385
Commercial paper and other short-term borrowings	1,667	1,372
Long-term debt	5,945	6,042
Other liabilities	83	63

Note 14—Related Party Transactions (Continued)

Revenue and expenses with affiliates for the three and six months ended June 30, 2017 and 2016 were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2017	2016	2017	2016
Interest Income
Loans	$—	$(2)	$—	$(2)
Securities borrowed or purchased under resale agreements	9	6	15	12
Interest Expense
Commercial paper and other short-term borrowings	2	5	3	11
Long-term debt	32	7	60	13
Securities loaned or sold under repurchase agreements	2	—	3	1
Noninterest Income
Fees from affiliates	211	258	430	470
Other, net	(7)	13	(5)	13
Noninterest Expense
Other	20	24	46	79
At June 30, 2017, the Company had $1.9 billion in uncommitted, unsecured borrowing facilities and $475 million in uncommitted, secured borrowing facilities with affiliates. See Note 6 and Note 7 to these consolidated financial statements for more information on debt due to affiliates.
At June 30, 2017 and December 31, 2016, the Company had derivative contracts with affiliates totaling $2.5 billion and $1.6 billion, respectively, in notional balances, with $28 million and $72 million in net unrealized gains at June 30, 2017 and December 31, 2016, respectively.

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 9, 2017	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2017	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: August 9, 2017	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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