Form 10-Q
period 2017-09-30
MUFG Americas Holdings Corp
filed 2017-11-08
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at October 31, 2017: 147,589,713
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. bank holding company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GSE	Government-sponsored enterprise
GSIB	Global systemically important banks
HQLA	High quality liquid assets
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MBS	Mortgage-backed securities
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
PEP	Petroleum exploration and production
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary Leverage Ratio
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VaR	Value-at-risk
VIE	Variable interest entity

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

•	Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, forecasted balance sheet activity and projected results

•	Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of MUFG on our state tax obligations and of expected tax credits or benefits

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

•	Our understanding that BTMU will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of a possible return of the California drought on its economy and related governmental actions and the potential consequences of recent California wildfires or other natural disasters

•	The realignment by MUFG Americas of its business model in the U.S., including MUAH

•	Descriptions of assumptions underlying or relating to any of the foregoing
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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2017	September 30, 2016	Percent Change	September 30, 2017	September 30, 2016	Percent Change
Results of operations:
Net interest income	$816	$773	6%	$2,405	$2,251	7%
Noninterest income	515	570	(10)	1,492	1,609	(7)
Total revenue	1,331	1,343	(1)	3,897	3,860	1
Noninterest expense	982	952	3	2,945	2,826	4
Pre-tax, pre-provision income(1)	349	391	(11)	952	1,034	(8)
(Reversal of) provision for credit losses	18	73	(75)	(34)	196	(117)
Income before income taxes and including noncontrolling interests	331	318	4	986	838	18
Income tax expense	109	97	12	255	244	5
Net income including noncontrolling interests	222	221	—	731	594	23
Deduct: Net loss from noncontrolling interests	10	39	(74)	25	62	(60)
Net income attributable to MUAH	$232	$260	(11)	$756	$656	15
Balance sheet (period average):
Total assets	$152,695	$149,056	2%	$150,613	$150,996	—%
Total securities	27,104	23,503	15	25,799	23,465	10
Securities borrowed or purchased under resale agreements	20,614	20,668	—	20,565	25,448	(19)
Total loans held for investment	79,047	80,469	(2)	78,514	80,698	(3)
Earning assets	138,995	136,051	2	137,429	138,459	(1)
Total deposits	85,263	84,194	1	85,723	83,928	2
Securities loaned or sold under repurchase agreements	26,183	23,872	10	25,926	26,794	(3)
MUAH stockholders' equity	18,485	17,311	7	17,827	16,942	5
Performance ratios:
Return on average assets(2)	0.61%	0.70%		0.67%	0.58%
Return on average MUAH stockholders' equity(2)	5.02	6.03		5.64	5.15
Return on average MUAH tangible common equity(2)(3)	6.35	7.60		7.10	6.54
Efficiency ratio(4)	73.78	70.88		75.57	73.23
Adjusted efficiency ratio(5)	67.58	62.46		70.34	65.90
Net interest margin(2) (6)	2.37	2.29		2.36	2.19
Net loans charged-off to average total loans held for investment(2)	0.03	0.61		0.17	0.37

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	September 30, 2017	December 31, 2016	Percent Change
Balance sheet (end of period):
Total assets	$154,852	$148,144	5%
Total securities	28,457	24,478	16
Securities borrowed or purchased under resale agreements	21,891	19,747	11
Total loans held for investment	78,829	77,551	2
Nonperforming assets	466	692	(33)
Total deposits	85,349	86,947	(2)
Securities loaned or sold under repurchase agreements	27,307	24,616	11
Long-term debt	11,419	11,410	—
MUAH stockholders' equity	18,459	17,233	7
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.69%	0.82%
Allowance for loan losses to nonaccrual loans(7)	116.45	92.69
Allowance for credit losses to total loans held for investment(8)	0.85	1.03
Allowance for credit losses to nonaccrual loans(8)	144.13	116.20
Nonperforming assets to total loans held for investment and OREO	0.59	0.89
Nonperforming assets to total assets	0.30	0.47
Nonaccrual loans to total loans held for investment	0.59	0.89
Capital ratios:
Regulatory (9):
Common Equity Tier 1 risk-based capital ratio	16.19%	14.77%
Tier 1 risk-based capital ratio	16.19	14.77
Total risk-based capital ratio	17.70	16.45
Tier 1 leverage ratio	10.44	9.92
Other:
Tangible common equity ratio(10)	9.86%	9.58%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(11)	16.16	14.73

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended September 30, 2017 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $154.9 billion at September 30, 2017.
On July 1, 2016, MUFG designated MUAH as its U.S. Intermediate Holding Company and transferred substantially all its U.S. subsidiaries to the IHC in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards. MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017. The remaining subsidiaries transferred have been included in MUAH's financial results on a prospective basis. The Company issued 3,267,433 shares to BTMU and MUFG in exchange for the transferred subsidiaries. For additional information regarding related party transactions, refer to Note 14 of our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" of this Form 10-Q.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2017 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the third quarter of 2017, revenue was comprised of 61% net interest income and 39% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income attributable to MUAH was $232 million in the third quarter of 2017, down $28 million from the third quarter of 2016. The decrease was driven by lower noninterest income, primarily lower trading income and lower gains on our securities portfolio, and higher noninterest expense, primarily higher professional and outside services expense and higher software expense. Net income attributable to MUAH for the nine months ended September 30, 2017 was $756 million, an increase of $100 million compared with the prior year period, primarily due to a decrease in the provision for credit losses and expansion of our net interest margin.
The provision (reversal) for credit losses was $(34) million for the nine months ended September 30, 2017, compared with $196 million for the nine months ended September 30, 2016. The reversal of provision for credit losses in 2017 reflects general improvement in portfolio credit quality and composition. The provision for credit losses in 2016 was substantially due to the impact of continued low oil prices, which resulted in negative credit migration in the oil and gas sector of our loan portfolio.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 16.19%, 16.19% and 17.70%, respectively, at September 30, 2017. The Tier 1 leverage ratio was 10.44% at September 30, 2017.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin:

	For the Three Months Ended
	September 30, 2017			September 30, 2016

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$24,619	$229	3.68%	$29,052	$241	3.29%
Commercial mortgage	14,126	144	4.10	15,139	152	4.03
Construction	1,859	21	4.58	2,242	24	4.22
Lease financing	1,838	17	3.69	1,851	15	3.26
Residential mortgage	33,254	282	3.38	28,668	236	3.30
Home equity and other consumer loans	3,351	50	5.91	3,517	46	5.11
Total loans held for investment	79,047	743	3.75	80,469	714	3.54
Securities	27,104	154	2.28	23,503	127	2.16
Securities borrowed or purchased under resale agreements	20,614	97	1.87	20,668	47	0.90
Interest bearing deposits in banks	2,093	10	1.56	3,522	4	0.50
Federal funds sold	2	—	1.76	7	—	0.71
Trading account assets	9,802	89	3.62	7,503	50	2.66
Other earning assets	333	—	1.43	379	2	2.34
Total earning assets	138,995	1,093	3.13	136,051	944	2.77
Allowance for loan losses	(517)			(757)
Cash and due from banks	1,895			1,864
Premises and equipment, net	609			588
Other assets(4)	11,713			11,310
Total assets	$152,695			$149,056
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,144	$37	0.39%	$37,688	$29	0.31%
Savings	8,255	8	0.38	5,826	1	0.04
Time	5,549	17	1.20	6,700	19	1.13
Total interest bearing deposits	51,948	62	0.48	50,214	49	0.39
Commercial paper and other short-term borrowings	6,328	17	1.08	6,281	7	0.44
Securities loaned or sold under repurchase agreements	26,183	102	1.54	23,872	36	0.60
Long-term debt	10,935	66	2.39	11,928	57	1.92
Total borrowed funds	43,446	185	1.69	42,081	100	0.95
Trading account liabilities	3,157	20	2.53	2,549	14	2.20
Total interest bearing liabilities	98,551	267	1.08	94,844	163	0.69
Noninterest bearing deposits	33,315			33,980
Other liabilities(5)	2,218			2,733
Total liabilities	134,084			131,557
Equity
MUAH stockholders' equity	18,485			17,311
Noncontrolling interests	126			188
Total equity	18,611			17,499
Total liabilities and equity	$152,695			$149,056
Net interest income/spread (taxable-equivalent basis)		826	2.05%		781	2.08%
Impact of noninterest bearing deposits			0.28			0.18
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			2.37			2.29
Less: taxable-equivalent adjustment		10			8
Net interest income		$816			$773

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

	For the Nine Months Ended
	September 30, 2017			September 30, 2016

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,146	$677	3.60%	$30,133	$739	3.27%
Commercial mortgage	14,347	437	4.06	14,981	453	4.03
Construction	2,016	64	4.30	2,242	70	4.17
Lease financing	1,795	50	3.70	1,866	47	3.32
Residential mortgage	31,820	807	3.38	28,010	702	3.34
Home equity and other consumer loans	3,390	147	5.81	3,466	132	5.05
Total loans held for investment	78,514	2,182	3.71	80,698	2,143	3.54
Securities	25,799	424	2.19	23,465	361	2.05
Securities borrowed or purchased under resale agreements	20,565	243	1.58	25,448	141	0.74
Interest bearing deposits in banks	2,591	23	1.15	2,542	10	0.52
Federal funds sold	2	—	1.58	20	—	0.55
Trading account assets	9,496	245	3.45	5,952	110	2.47
Other earning assets	462	5	1.53	334	6	2.46
Total earning assets	137,429	3,122	3.03	138,459	2,771	2.67
Allowance for loan losses	(578)			(789)
Cash and due from banks	1,866			1,856
Premises and equipment, net	603			625
Other assets(4)	11,293			10,845
Total assets	$150,613			$150,996
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$38,748	$106	0.37%	$37,853	$86	0.30%
Savings	7,427	15	0.27	5,761	2	0.05
Time	5,507	48	1.16	7,263	59	1.09
Total interest bearing deposits	51,682	169	0.44	50,877	147	0.39
Commercial paper and other short-term borrowings	4,514	35	1.04	4,922	17	0.45
Securities loaned or sold under repurchase agreements	25,926	245	1.26	26,794	99	0.49
Long-term debt	11,079	183	2.20	12,761	193	2.02
Total borrowed funds	41,519	463	1.49	44,477	309	0.92
Trading account liabilities	2,885	56	2.58	2,699	42	2.08
Total interest-bearing liabilities	96,086	688	0.96	98,053	498	0.68
Noninterest bearing deposits	34,041			33,051
Other liabilities(5)	2,524			2,763
Total liabilities	132,651			133,867
Equity
MUAH stockholders' equity	17,827			16,942
Noncontrolling interests	135			187
Total equity	17,962			17,129
Total liabilities and equity	$150,613			$150,996
Net interest income/spread (taxable-equivalent basis)		2,434	2.07%		2,273	1.99%
Impact of noninterest bearing deposits			0.25			0.17
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			2.36			2.19
Less: taxable-equivalent adjustment		29			22
Net interest income		$2,405			$2,251

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income for the three and nine months ended September 30, 2017 increased $43 million and $154 million, respectively, compared with the same periods in 2016. Expansion in the net interest margin, reflecting the comparatively higher short-term interest rate environment in the current year, contributed to increases in net interest income in both periods. During the third quarter of 2017, an increase in earning assets also contributed to the increase in net interest income. During the nine months ended September 30, 2017, earning assets decreased compared with the prior year period, however, the increase in interest rates more than offset the impact of this decrease on net interest income.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and nine months ended September 30, 2017 and 2016:
Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2017	September 30, 2016			September 30, 2017	September 30, 2016
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$47	$48	$(1)	(2)%	$142	$143	$(1)	(1)%
Trust and investment management fees	32	29	3	10	91	91	—	—
Trading account activities	(3)	25	(28)	(112)	(10)	93	(103)	(111)
Securities gains, net	6	23	(17)	(74)	15	55	(40)	(73)
Credit facility fees	26	27	(1)	(4)	75	82	(7)	(9)
Brokerage commissions and fees	16	15	1	7	52	59	(7)	(12)
Card processing fees, net	10	10	—	—	34	28	6	21
Investment banking and syndication fees	106	113	(7)	(6)	288	253	35	14
Fees from affiliates	209	222	(13)	(6)	639	692	(53)	(8)
Other investment income	2	1	1	100	(17)	(4)	(13)	(325)
Other, net	64	57	7	12	183	117	66	56
Total noninterest income	$515	$570	$(55)	(10)%	$1,492	$1,609	$(117)	(7)%
Noninterest income decreased during the three and nine months ended September 30, 2017 compared with the same prior year periods primarily due to decreases in trading account activities, securities gains, net and fees from affiliates, partially offset by an increase in fund administration fees from entities transferred to the Company on July 1, 2017 (included in other, net). The decrease in noninterest income during the nine months ended September 30, 2017 compared with the prior year period was also partially offset by an increase in investment banking and syndication fees. The decrease in trading account activities was related to losses on fixed rate securities at our broker-dealer due to rising interest rates. The decrease in securities gains, net was due to fewer sales of securities during the current year. The decrease in fees from affiliates was due to lower revenue sharing fees.

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2017	September 30, 2016			September 30, 2017	September 30, 2016
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and other compensation	$530	$524	$6	1%	$1,573	$1,509	$64	4%
Employee benefits	59	68	(9)	(13)	217	250	(33)	(13)
Salaries and employee benefits	589	592	(3)	(1)	1,790	1,759	31	2
Net occupancy and equipment	87	82	5	6	256	242	14	6
Professional and outside services	101	84	17	20	316	270	46	17
Software	49	39	10	26	142	113	29	26
Regulatory assessments	22	22	—	—	61	50	11	22
Intangible asset amortization	8	7	1	14	22	20	2	10
LIHC investment amortization	4	2	2	100	8	5	3	60
Advertising and public relations	14	8	6	75	45	30	15	50
Communications	16	14	2	14	45	42	3	7
Data processing	10	6	4	67	25	23	2	9
Other	82	96	(14)	(15)	235	272	(37)	(14)
Total noninterest expense	$982	$952	$30	3%	$2,945	$2,826	$119	4%

The increase in noninterest expense for the third quarter of 2017 compared with the third quarter of 2016 was driven primarily by an increase in professional and outside services expenses and software expense, partially offset by a low income housing impairment charge (included in other) attributed to noncontrolling interests that occurred in 2016. The Company's share of the impairment charge was not significant. The increase during the nine months ended September 30, 2017 compared with the prior year period was due primarily to increases in salaries and employee benefits expense, professional and outside services, and software expenses, partially offset by the low income housing impairment charge from 2016. The increase in salaries and employee benefits expense for the nine months ended September 30, 2017 was related in part to higher incentive accruals, partially offset by a decrease in pension expense. The increase in professional and outside services expense for the three and nine months ended September 30, 2017 was primarily related to controls and compliance initiatives. The increase in software expense for the three and nine months ended September 30, 2017 was the result of increased investment in software to support various business activities.

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the third quarter of 2017, income tax expense was $109 million with an effective tax rate of 33%, compared with 31% for the third quarter of 2016. For the nine months ended September 30, 2017, income tax expense was $255 million with an effective tax rate of 26%, compared with 29% in the comparative prior year period. The increase in effective tax rate for the three months ended September 30, 2017 is primarily due to an upward revision in estimated taxes and the impact of discrete tax adjustments during the quarter. The decrease in effective tax rate for the nine months ended September 30, 2017 is primarily due to higher federal income tax credits and lower state taxes in the current year.
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

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of U.S. Treasury securities, U.S. government-sponsored agency securities, RMBS, CMBS, Cash Flow CLOs, and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. Treasury securities, U.S. government-sponsored agency securities and U.S. government-sponsored agency RMBS and CMBS.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	September 30, 2017	December 31, 2016
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$23,443	$25,379	$(1,936)	(8)%
Commercial mortgage	14,161	14,625	(464)	(3)
Construction	1,856	2,283	(427)	(19)
Lease financing	1,796	1,819	(23)	(1)
Total commercial portfolio	41,256	44,106	(2,850)	(6)
Residential mortgage	34,205	29,922	4,283	14
Home equity and other consumer loans	3,368	3,523	(155)	(4)
Total consumer portfolio	37,573	33,445	4,128	12
Total loans held for investment	$78,829	$77,551	$1,278	2%

Loans held for investment increased from December 31, 2016 to September 30, 2017, primarily due to growth in the residential mortgage portfolio.
Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Japan, the only country where such outstandings exceeded one percent of total assets were $4.0 billion at September 30, 2017 and $3.1 billion at December 31, 2016. These cross-border outstandings are based on category and legal residence of ultimate risk and are largely comprised of securities financing arrangements by MUSA.

Deposits
The table below presents our deposits as of September 30, 2017 and December 31, 2016.

			Increase (Decrease)
	September 30, 2017	December 31, 2016
(Dollars in millions)			Amount	Percent
Interest checking	$5,054	$5,093	$(39)	(1)%
Money market	32,595	34,591	(1,996)	(6)
Total interest bearing transaction and money market accounts	37,649	39,684	(2,035)	(5)
Savings	8,423	5,928	2,495	42
Time	5,295	5,681	(386)	(7)
Total interest bearing deposits	51,367	51,293	74	—
Noninterest bearing deposits	33,982	35,654	(1,672)	(5)
Total deposits	$85,349	$86,947	$(1,598)	(2)%

Total deposits decreased $1.6 billion from December 31, 2016 to September 30, 2017 due to a decrease in demand deposits, money market deposits and interest checking, substantially offset by an increase in interest bearing savings deposits related to the launch of PurePoint Financial, a new online division of the Bank.

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

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of September 30, 2017, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2017. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2017 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that timeframe, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2017, the Company was informed by the Federal Reserve that it did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run capital stress test. In October 2017, the Company submitted its mid-cycle Dodd-Frank Act Stress Test results to the Federal Reserve and subsequently disclosed the results of those stress tests.
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
MUB previously opted-in to the advanced approaches risk-based capital rules, and therefore was required to comply with the U.S. Basel III capital rules beginning on January 1, 2014. However, in October 2017, the OCC approved MUB's request to opt-out of the U.S. Basel III advanced approaches rules, including MUB's one-time permanent election to exclude certain components of AOCI from its regulatory capital calculations, effective September 30, 2017.
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of September 30, 2017.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of September 30, 2017 and December 31, 2016.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	September 30, 2017	December 31, 2016
Capital Components
Common Equity Tier 1 capital	$15,716	$14,757
Tier 1 capital	$15,716	$14,757
Tier 2 capital	1,467	1,674
Total risk-based capital	$17,183	$16,431
Risk-weighted assets	$97,072	$99,904
Average total assets for leverage capital purposes	$150,541	$148,794

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	September 30, 2017		December 31, 2016		September 30, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,716	16.19%	$14,757	14.77%	≥	$5,582	5.750%
Tier 1 capital (to risk-weighted assets)	15,716	16.19	14,757	14.77	≥	7,038	7.250
Total capital (to risk-weighted assets)	17,183	17.70	16,431	16.45	≥	8,979	9.250
Tier 1 leverage(2)	15,716	10.44	14,757	9.92	≥	6,022	4.000

(1)Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in the Company's risk-based capital ratios was driven primarily by the impact of entities transferred to the Company on July 1, 2017 and net income.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of September 30, 2017 and December 31, 2016.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	September 30, 2017	December 31, 2016 (1)
Capital Components
Common Equity Tier 1 capital	$14,139	$13,056
Tier 1 capital	$14,139	$13,056
Tier 2 capital	1,378	1,504
Total risk-based capital	$15,517	$14,560
Risk-weighted assets	$86,983	$89,382
Average total assets for leverage capital purposes	$114,420	$113,939

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (2)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	September 30, 2017		December 31, 2016 (1)		September 30, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,139	16.26%	$13,056	14.61%	≥	$5,002	5.750%	≥	$5,654	6.5%
Tier 1 capital (to risk-weighted assets)	14,139	16.26	13,056	14.61	≥	6,306	7.250	≥	6,959	8.0
Total capital (to risk-weighted assets)	15,517	17.84	14,560	16.29	≥	8,046	9.250	≥	8,698	10.0
Tier 1 leverage(3)	14,139	12.36	13,056	11.46	≥	4,577	4.000	≥	5,721	5.0

(1)	Calculated under phase-in of AOCI in Common Equity Tier 1 capital under the U.S. Basel III regulatory capital requirements of an advanced approaches institution.
(2)Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.
(3)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at September 30, 2017. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
(Dollars in millions)
Total MUAH stockholders' equity	$18,459	$17,233
Goodwill	(3,301)	(3,225)
Intangible assets, except mortgage servicing rights	(321)	(223)
Deferred tax liabilities related to goodwill and intangible assets	79	79
Tangible common equity (a)	$14,916	$13,864
Total assets	$154,852	$148,144
Goodwill	(3,301)	(3,225)
Intangible assets, except mortgage servicing rights	(321)	(223)
Deferred tax liabilities related to goodwill and intangible assets	79	79
Tangible assets (b)	$151,309	$144,775
Tangible common equity ratio (a)/(b)	9.86%	9.58%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at September 30, 2017 and December 31, 2016 was estimated to be 16.16% and 14.73%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both September 30, 2017 and December 31, 2016.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of September 30, 2017 and December 31, 2016:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	September 30, 2017	December 31, 2016
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$15,716	$14,757
Other	(48)	(58)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$15,668	$14,699
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$97,072	$99,904
Adjustments	(127)	(137)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$96,945	$99,767
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in) (1) (a)/(b)	16.16%	14.73%

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
The allowance for loan losses was $542 million at September 30, 2017 compared with $639 million at December 31, 2016. Our ratio of allowance for loan losses to total loans held for investment was 0.69% as of September 30, 2017 and 0.82% as of December 31, 2016. The provision (reversal) for loan losses was $33 million and $(1) million for the three and nine months ended September 30, 2017, respectively. The provision for loan losses during the three months ended September 30, 2017 reflects inherent losses related to the commercial loan portfolio, which are included in the unallocated allowance. The unallocated allowance for loan losses totaled $30 million at September 30, 2017. Net loans charged-off to average total loans held for investment were 0.03% and 0.17% for the three and nine months ended September 30, 2017, respectively, compared with 0.61% and 0.37% for the three and nine months ended September 30, 2016, respectively.

Nonaccrual loans were $465 million at September 30, 2017 compared with $689 million at December 31, 2016. The decrease in nonaccrual loans outstanding during the nine months ended September 30, 2017 was primarily driven by payoffs of certain loans in the PEP portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.59% at September 30, 2017 from 0.89% at December 31, 2016. Our ratio of allowance for loan losses to nonaccrual loans increased to 116.45% at September 30, 2017 from 92.69% at December 31, 2016. Criticized credits in the commercial segment decreased to $1.9 billion at September 30, 2017 from $2.4 billion at December 31, 2016. The decrease in criticized credits was primarily due to general improvement and payoffs in the PEP portfolio during the first nine months of 2017. Refer to Note 3 of our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" of this Form 10-Q for a description of criticized credits.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Allowance for loan losses, beginning of period	$513	$748	$639	$723
(Reversal of) provision for loan losses	33	68	(1)	190
Other	2	(1)	2	3
Loans charged-off:
Commercial and industrial	(5)	(66)	(83)	(120)
Commercial and industrial - transfer to held for sale	(1)	(60)	(7)	(111)
Commercial mortgage	(1)	—	(1)	—
Total commercial portfolio	(7)	(126)	(91)	(231)
Residential mortgage	1	2	2	3
Home equity and other consumer loans	(11)	(4)	(34)	(8)
Total consumer portfolio	(10)	(2)	(32)	(5)
Total loans charged-off	(17)	(128)	(123)	(236)
Recoveries of loans previously charged-off:
Commercial and industrial	8	2	20	5
Commercial mortgage	—	1	1	4
Total commercial portfolio	8	3	21	9
Home equity and other consumer loans	3	1	4	2
Total consumer portfolio	3	1	4	2
Total recoveries of loans previously charged-off	11	4	25	11
Net loans recovered (charged-off)	(6)	(124)	(98)	(225)
Ending balance of allowance for loan losses	542	691	542	691
Allowance for losses on unfunded credit commitments	129	171	129	171
Total allowance for credit losses	$671	$862	$671	$862

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

The following table sets forth the components of nonperforming assets and TDRs:

	September 30, 2017	December 31, 2016	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$308	$458	$(150)	(33)%
Commercial mortgage	22	31	(9)	(29)
Total commercial portfolio	330	489	(159)	(33)
Residential mortgage	112	171	(59)	(35)
Home equity and other consumer loans	23	29	(6)	(21)
Total consumer portfolio	135	200	(65)	(33)
Total nonaccrual loans	465	689	(224)	(33)
OREO	1	3	(2)	(67)
Total nonperforming assets	$466	$692	$(226)	(33)%
Troubled debt restructurings:
Accruing	$308	$215	$93	43%
Nonaccruing (included in total nonaccrual loans above)	$224	$384	$(160)	(42)%
Total troubled debt restructurings	$532	$599	$(67)	(11)%

Total nonperforming assets as of September 30, 2017 were $466 million, or 0.30% of total assets, compared with $692 million, or 0.47% of total assets, at December 31, 2016. The decrease in nonperforming assets of $226 million from December 31, 2016 to September 30, 2017 was driven primarily by payoffs of certain loans in the PEP loan portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2017 and December 31, 2016. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Commercial and industrial	$214	$321	0.91%	1.26%
Commercial mortgage	7	9	0.05	0.06
Construction	58	—	3.13	—
Total commercial portfolio	279	330	0.68	0.75
Residential mortgage	227	239	0.66	0.80
Home equity and other consumer loans	26	30	0.77	0.85
Total consumer portfolio	253	269	0.67	0.80
Total restructured loans	$532	$599	0.67%	0.77%
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $13 million at September 30, 2017 and $23 million at December 31, 2016.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, information and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either September 30, 2017 or December 31, 2016.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At September 30, 2017, 51% of the Company’s construction loan portfolio was concentrated in California, 11% to borrowers in the state of New York and 8% to borrowers in the state of Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At September 30, 2017, 63% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in the state of New York and 7% to borrowers in the state of Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multiple channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At September 30, 2017, payment terms on 37% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 31% and 32% of the home equity loans and lines were supported by first liens on residential properties as of September 30, 2017 and December 31, 2016, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at September 30, 2017 and December 31, 2016.

In October 2017, wildfires occurred in a number of California counties where the Bank has branches and does business. The Company is assessing the potential consequences for its business from these events to determine whether it has incurred any significant losses as a result of these wildfires.
As of September 30, 2017, our sovereign and non-sovereign debt exposure to European countries was not material.

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

(Dollars in millions)	September 30, 2017	December 31, 2016
Effect on net interest income:
Increase 200 basis points	$51.4	$18.5
as a percentage of base case net interest income	1.67%	0.61%
Decrease 100 basis points	$(57.8)	$(19.1)
as a percentage of base case net interest income	(1.88)%	(0.63)%

An increase in rates increases net interest income. During the nine months ended September 30, 2017, the Company's asset sensitive profile increased due to changes in balance sheet composition and forecasted balance sheet activity over the next twelve months, reflecting the impact of recent rate increases on certain components of the balance sheet.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly greater asset sensitive risk profile at September 30, 2017.
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
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At September 30, 2017 and December 31, 2016, our ALM securities portfolio fair values were $26.8 billion and $22.7 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.5 years at September 30, 2017. At September 30, 2017, approximately $1.9 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the nine months ended September 30, 2017, we purchased $9.1 billion and sold $1.9 billion of securities as part of our investment portfolio strategy, while $3.1 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.6 years at September 30, 2017, compared with 4.0 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.6 years suggests an expected price decrease of approximately 3.6% for an immediate 1.0% parallel increase in interest rates.
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
ALM and Other Risk Management Derivatives
The gross negative fair value of ALM derivatives decreased during the nine months ended September 30, 2017 primarily as a result of changes in interest rate swap rates and hedge terminations. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.

(Dollars in millions)	September 30, 2017	December 31, 2016	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$11,100	$15,959	$(4,859)
Total ALM derivatives	11,100	15,959	(4,859)
Other risk management derivatives	1,039	1,045	(6)
Total ALM and other risk management derivatives	$12,139	$17,004	$(4,865)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$2	$22	$(20)
Gross negative fair value	164	199	(35)
Positive (negative) fair value of ALM derivatives, net	(162)	(177)	15
Other risk management derivatives:
Gross positive fair value	1	3	(2)
Gross negative fair value	23	90	(67)
Positive (negative) fair value of other risk management derivatives, net	(22)	(87)	65
Positive (negative) fair value of ALM and other risk management derivatives, net	$(184)	$(264)	$80
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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the three months ended September 30, 2017 and September 30, 2016.

(Dollars in millions)	September 30, 2017	September 30, 2016
Average VaR	$9.3	$8.1
High VaR	12.7	10.7
Low VaR	7.0	6.2
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions.
The following table provides the fair value of our trading account portfolio as of September 30, 2017 and December 31, 2016, and the change in fair value between September 30, 2017 and December 31, 2016:

(Dollars in millions)	September 30, 2017	December 31, 2016	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$2,503	$1,730	$773
Corporate bonds	848	841	7
Mortgage-backed securities	5,725	5,221	504
Derivatives (including netting adjustment)	763	851	(88)
Other	384	299	85
Trading account assets	$10,223	$8,942	$1,281

Fair value of trading account liabilities:
U.S. Treasury securities	$2,257	$1,973	$284
Corporate bonds	437	298	139
Derivatives (including netting adjustment)	471	576	(105)
Other	173	58	115
Trading account liabilities	$3,338	$2,905	$433

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$154,986	$149,229	$5,757
Commodity contracts	1,672	2,825	(1,153)
Foreign exchange contracts	6,663	5,981	682
Equity contracts	1,547	2,385	(838)
Other contracts	79	4	75
Total	$164,947	$160,424	$4,523
Fair value of positions held for trading purposes:
Gross positive fair value	$1,376	$1,601	$(225)
Gross negative fair value	981	1,395	(414)
Positive fair value of positions, net	$395	$206	$189

Notional amounts at September 30, 2017 also included $0.8 billion, $0.6 billion and $1.5 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.

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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities increased by $9.5 billion to $28.7 billion at September 30, 2017 from $19.2 billion at December 31, 2016. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits were down $1.6 billion from $86.9 billion at December 31, 2016 to $85.3 billion at September 30, 2017. As of September 30, 2017, the Bank had $5.6 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $26.1 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at September 30, 2017. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. As of September 30, 2017, the parent company’s liquidity exceeded 20 months.

MUAH issues debt securities through a $3.6 billion shelf registration statement with the SEC. As of September 30, 2017, $1.4 billion of debt or other securities were available for issuance. We do not have any firm commitments in place to sell additional securities under this shelf registration statement.

MUAH also borrows, on a long-term basis, from BTMU. On March 28, 2017, MUAH entered into a Credit Agreement with BTMU under which MUAH borrowed $3.5 billion. Simultaneously with the funding of this loan on March 31, 2017, the Bank prepaid three other loans from BTMU totaling $3.5 billion. At September 30, 2017, MUAH’s total debt outstanding to BTMU totaled $4.4 billion. This compares with $845 million at December 31, 2016.

MUAH’s subsidiaries also may borrow on a long-term basis from BTMU and affiliates. As of September 30, 2017, the Company had total long-term debt issued to BTMU and affiliates of $6.2 billion, including $1.2 billion of subordinated debt with a capital component.

The Company’s total wholesale funding included $10.7 billion of long term debt (excluding nonrecourse debt) and $6.0 billion of short-term debt at September 30, 2017. For additional information regarding our outstanding debt, refer to Note 6 and Note 7 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In October 2017 Moody's upgraded MUAH's long-term senior debt rating to A2 from A3. The following table provides our credit ratings as of September 30, 2017:

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

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). The phase-in period began on January 1, 2016, with full compliance required by January 1, 2017. At September 30, 2017, the Company was in compliance with the LCR requirements.

For further information regarding this rule, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards-Liquidity Coverage Ratio" in Part I, Item 1. in our 2016 Form 10-K and “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” in Part II, Item 1A. “Risk Factors” in this Form 10-Q.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security, including its impact on business continuity plans, is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks. See “We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks” in Part I, Item 1A. “Risk Factors” in our 2016 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, refer to the section “Operational Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K.

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

The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$511	$481	$30	6%	$1,514	$1,427	$87	6%
Noninterest income	113	118	(5)	(4)	341	344	(3)	(1)
Total revenue	624	599	25	4	1,855	1,771	84	5
Noninterest expense	500	459	41	9	1,505	1,355	150	11
(Reversal of) provision for credit losses	20	23	(3)	(13)	40	17	23	135
Income before income taxes and including noncontrolling interests	104	117	(13)	(11)	310	399	(89)	(22)
Income tax expense	22	29	(7)	(24)	68	104	(36)	(35)
Net income attributable to MUAH	$82	$88	$(6)	(7)	$242	$295	$(53)	(18)
Average balances - Market View
Total loans held for investment	$61,266	$58,953	$2,313	4%	$60,415	$58,094	$2,321	4%
Total assets	65,065	62,937	2,128	3	64,276	62,554	1,722	3
Total deposits	55,025	52,533	2,492	5	54,433	52,163	2,270	4

Net interest income increased during the three and nine months ended September 30, 2017 compared with the prior year periods, primarily due to higher average residential mortgage loan balances and a higher funds transfer pricing credit due to higher average deposit balances and an increase in the funds transfer pricing credit rate. Noninterest expense increased in the three and nine months ended September 30, 2017 due to the launch of PurePoint Financial, higher project related expenses, increased total staff expense, and increased support unit costs. The provision for credit losses during 2017 was primarily due to a reserve build related to the commercial loan portfolio and retail credit card losses.

U.S. Wholesale & Investment Banking
U.S. Wholesale & Investment Banking delivers the full suite of MUAH products and services to large and mid-corporate customers. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). U.S. Wholesale & Investment Banking provides customers general corporate credit and structured credit services, including project finance, leasing and equipment finance, commercial finance, funds finance and securitizations. By working with the Company's other segments, U.S. Wholesale & Investment Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.

The following table sets forth the results for the U.S. Wholesale & Investment Banking segment:

U.S. Wholesale & Investment Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$110	$132	$(22)	(17)%	$337	$422	$(85)	(20)%
Noninterest income	88	109	(21)	(19)	265	277	(12)	(4)
Total revenue	198	241	(43)	(18)	602	699	(97)	(14)
Noninterest expense	93	96	(3)	(3)	281	296	(15)	(5)
(Reversal of) provision for credit losses	(5)	19	(24)	(126)	(53)	148	(201)	(136)
Income before income taxes and including noncontrolling interests	110	126	(16)	(13)	374	255	119	47
Income tax expense (benefit)	16	31	(15)	(48)	56	36	20	56
Net income (loss) including noncontrolling interests	94	95	(1)	(1)	318	219	99	45
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	—	(1)	1	100
Net income attributable to MUAH	$94	$95	$(1)	(1)	$318	$218	$100	46
Average balances - Market View
Total loans held for investment	$18,141	$22,220	$(4,079)	(18)%	$18,425	$23,171	$(4,746)	(20)%
Total assets	22,799	26,869	(4,070)	(15)	23,147	27,441	(4,294)	(16)
Total deposits	8,526	9,099	(573)	(6)	9,007	9,087	(80)	(1)

Net interest income decreased in 2017 compared with 2016 due to lower average loan balances and lower spreads as a result of reductions in oil and gas exposure, predominantly reserved-based loans, and a shift in strategy away from loan-only mid-corporate clients. Noninterest income was lower during the nine months ended September 30, 2017, compared with the same period in 2016, primarily due to lower transaction referral fees earned from a related party. The reversal of provision for credit losses during 2017 was due to general improvement in customer credit quality, while the provision for credit losses during the nine months ended September 30, 2016 was primarily due to increased reserves for the oil and gas portfolio.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$146	$125	$21	17%	$421	$350	$71	20%
Noninterest income	45	39	6	15	124	130	(6)	(5)
Total revenue	191	164	27	16	545	480	65	14
Noninterest expense	114	110	4	4	348	338	10	3
(Reversal of) provision for credit losses	(1)	1	(2)	(200)	(1)	—	(1)	(100)
Income before income taxes and including noncontrolling interests	78	53	25	47	198	142	56	39
Income tax expense	30	21	9	43	78	56	22	39
Net income attributable to MUAH	$48	$32	$16	50	$120	$86	$34	40
Average balances - Market View
Total loans held for investment	$50	$50	$—	—%	$56	$54	$2	4%
Total assets	1,706	1,891	(185)	(10)	1,810	1,880	(70)	(4)
Total deposits	37,982	37,709	273	1	38,759	36,031	2,728	8

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income during the three and nine months ended September 30, 2017 compared with the prior year periods was driven by widening spreads on deposits and higher average deposit balances.

MUFG Securities Americas
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment:

MUSA
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$61	$46	$15	33%	$178	$106	$72	68%
Noninterest income	100	96	4	4	272	255	17	7
Total revenue	161	142	19	13	450	361	89	25
Noninterest expense	119	99	20	20	336	278	58	21
(Reversal of) provision for credit losses	—	—	—	—	—	—	—	—
Income before income taxes and including noncontrolling interests	42	43	(1)	(2)	114	83	31	37
Income tax expense	16	17	(1)	(6)	45	33	12	36
Net income attributable to MUAH	$26	$26	$—	—	$69	$50	$19	38
Average balances - Market View
Total loans held for investment	$—	$—	$—	—%	$—	$—	$—	—%
Total assets	31,764	28,696	3,068	11	31,202	31,715	(513)	(2)
Total deposits	—	—	—	—	—	—	—	—

Net interest income increased during the three and nine months ended September 30, 2017 compared with the three and nine months ended September 30, 2016, primarily due to higher yields on securities borrowed and purchased under resale agreements and higher balances and yields on trading account assets. Noninterest income increased due primarily to higher investment banking fees and higher fees from affiliates, partially offset by a decrease in trading account income. Noninterest expense increased due to increases in salaries and employee benefits expense resulting from increased head count and transaction referral fees paid to affiliates.

Other
"Other" includes the MUFG Fund Services segment, Markets segment, Asian Corporate Banking segment, Corporate Treasury, and certain corporate activities of the Company. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. Asian Corporate Banking offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan or other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios.
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
The following table sets forth the results for Other:

Other
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2017	2016	Amount	Percent	2017	2016	Amount	Percent
Results of operations - Market View
Net interest income	$(12)	$(11)	$(1)	(9)%	$(45)	$(54)	$9	17%
Noninterest income	169	208	(39)	(19)	490	603	(113)	(19)
Total revenue	157	197	(40)	(20)	445	549	(104)	(19)
Noninterest expense	156	188	(32)	(17)	475	559	(84)	(15)
(Reversal of) provision for credit losses	4	30	(26)	(87)	(20)	31	(51)	(165)
Income before income taxes and including noncontrolling interests	(3)	(21)	18	86	(10)	(41)	31	76
Income tax (benefit)	25	(1)	26	nm	8	15	(7)	(47)
Net income (loss) including noncontrolling interests	(28)	(20)	(8)	(40)	(18)	(56)	38	68
Deduct: net loss from noncontrolling interests	10	39	(29)	(74)	25	63	(38)	(60)
Net income attributable to MUAH	$(18)	$19	$(37)	(195)	$7	$7	$—	—
Average balances - Market View
Total loans held for investment	$(410)	$(754)	$344	46%	$(382)	$(621)	$239	38%
Total assets	31,361	28,663	2,698	9	30,178	27,406	2,772	10
Total deposits	(16,270)	(15,147)	(1,123)	(7)	(16,476)	(13,353)	(3,123)	(23)

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2016 Form 10-K. There have been no material changes to these critical accounting estimates during the third quarter of 2017.

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
The following table shows the calculation of return on average MUAH tangible common equity for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income attributable to MUAH	$232	$260	$756	$656
Add: intangible asset amortization, net of tax	5	4	13	12
Net income attributable to MUAH, excluding intangible asset amortization (a)	$237	$264	$769	$668
Average MUAH stockholders' equity	$18,485	$17,311	$17,827	$16,942
Less: Goodwill	3,301	3,225	3,250	3,225
Less: Intangible assets, except mortgage servicing rights	326	193	253	186
Less: Deferred tax liabilities related to goodwill and intangible assets	(76)	(50)	(76)	(47)
Tangible common equity (b)	$14,934	$13,943	$14,400	$13,578
Return on average MUAH tangible common equity (1) (a)/(b)	6.35%	7.60%	7.10%	6.54%

(1)     Annualized.

The adjusted efficiency ratio is a non-GAAP financial measure used by management to measure the efficiency of our operations, focusing on those costs management believes to be most relevant to our core business activities. Productivity initiative costs include salaries and benefits associated with operational efficiency enhancements. The following table shows the calculation of this ratio for the three and nine months ended September 30, 2017 and 2016.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Noninterest Expense	$982	$952	$2,945	$2,826
Less: Staff costs associated with fees from affiliates - support services	149	139	434	415
Less: Foreclosed asset expense and other credit costs	—	1	1	—
Less: Productivity initiative costs	11	18	24	34
Less: LIHC investment amortization expense	4	2	8	5
Less: Expenses of the LIHC consolidated VIEs	10	40	24	63
Less: Merger and business integration costs	4	3	10	13
Less: Net adjustments related to privatization transaction	3	4	10	14
Less: Intangible asset amortization	5	3	13	8
Less: Contract termination fee	—	(2)	2	(2)
Noninterest expense, as adjusted (a)	$796	$744	$2,419	$2,276
Total Revenue	$1,331	$1,343	$3,897	$3,860
Add: Net interest income taxable-equivalent adjustment	10	8	29	22
Less: Fees from affiliates - support services	159	150	465	446
Less: Productivity initiative gains	3	—	10	—
Less: Accretion related to privatization-related fair value adjustments	2	2	6	10
Less: Other credit costs	(1)	4	(4)	(18)
Less: Impairment on private equity investments	—	3	5	(9)
Less: Gains on sale of fixed assets	—	—	5	—
Total revenue, as adjusted (b)	$1,178	$1,192	$3,439	$3,453
Adjusted efficiency ratio (a)/(b)	67.58%	62.46%	70.34%	65.90%

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
During the quarter ended September 30, 2017, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended September 30, 2017, the aggregate interest and fee income relating to these transactions was less than ¥40 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, BTMU receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2017, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥3 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥60 million, representing less than 0.0001 percent of MUFG’s total loans, as of September 30, 2017. For the quarter ended September 30, 2017, the aggregate gross interest and fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
We understand that BTMU will continue to participate in these types of transactions. Following the international relaxation of sanctions against Iran in January 2016, we understand that the balance of non-U.S. dollar correspondent accounts described above at BTMU has remained relatively stable since our prior disclosure, and that BTMU recognizes that such transactions remain subject to compliance with applicable U.S. and Japanese regulations and remaining Japanese and international sanctions.
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
Internal Control Over Financial Reporting. During the third quarter of 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Interest Income
Loans	$738	$711	$2,170	$2,136
Securities	149	122	407	346
Securities borrowed or purchased under resale agreements	97	47	243	141
Trading assets	89	50	245	110
Other	10	6	28	16
Total interest income	1,083	936	3,093	2,749
Interest Expense
Deposits	62	49	169	147
Commercial paper and other short-term borrowings	17	7	35	17
Long-term debt	66	57	183	193
Securities loaned or sold under repurchase agreements	102	36	245	99
Trading liabilities	20	14	56	42
Total interest expense	267	163	688	498
Net Interest Income	816	773	2,405	2,251
(Reversal of) provision for credit losses	18	73	(34)	196
Net interest income after (reversal of) provision for credit losses	798	700	2,439	2,055
Noninterest Income
Service charges on deposit accounts	47	48	142	143
Trust and investment management fees	32	29	91	91
Trading account activities	(3)	25	(10)	93
Securities gains, net	6	23	15	55
Credit facility fees	26	27	75	82
Brokerage commissions and fees	16	15	52	59
Card processing fees, net	10	10	34	28
Investment banking and syndication fees	106	113	288	253
Fees from affiliates	209	222	639	692
Other, net	66	58	166	113
Total noninterest income	515	570	1,492	1,609
Noninterest Expense
Salaries and employee benefits	589	592	1,790	1,759
Net occupancy and equipment	87	82	256	242
Professional and outside services	101	84	316	270
Software	49	39	142	113
Regulatory assessments	22	22	61	50
Intangible asset amortization	8	7	22	20
Other	126	126	358	372
Total noninterest expense	982	952	2,945	2,826
Income before income taxes and including noncontrolling interests	331	318	986	838
Income tax expense	109	97	255	244
Net Income Including Noncontrolling Interests	222	221	731	594
Deduct: Net loss from noncontrolling interests	10	39	25	62
Net Income Attributable to MUAH	$232	$260	$756	$656

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Net Income Attributable to MUAH	$232	$260	$756	$656
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(3)	(59)	(11)	131
Net change in unrealized gains (losses) on investment securities	17	4	76	150
Foreign currency translation adjustment	4	(1)	7	4
Pension and other postretirement benefit adjustments	7	16	20	35
Other	1	(1)	1	(1)
Total other comprehensive income (loss)	26	(41)	93	319
Comprehensive Income (Loss) Attributable to MUAH	258	219	849	975
Comprehensive loss from noncontrolling interests	(10)	(39)	(25)	(62)
Total Comprehensive Income (Loss)	$248	$180	$824	$913
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2017	December 31, 2016
Assets
Cash and due from banks	$1,788	$1,909
Interest bearing deposits in banks	1,846	3,844
Total cash and cash equivalents	3,634	5,753
Securities borrowed or purchased under resale agreements	21,891	19,747
Trading account assets (includes $1,261 at September 30, 2017 and $1,122 at December 31, 2016 pledged as collateral that may be repledged)	10,223	8,942
Securities available for sale (includes $179 at September 30, 2017 and $148 at December 31, 2016 pledged as collateral that may be repledged)	18,114	14,141
Securities held to maturity (Fair value $10,349 at September 30, 2017 and $10,316 at December 31, 2016)	10,343	10,337
Loans held for investment	78,829	77,551
Allowance for loan losses	(542)	(639)
Loans held for investment, net	78,287	76,912
Premises and equipment, net	605	591
Goodwill	3,301	3,225
Other assets	8,454	8,496
Total assets	$154,852	$148,144
Liabilities
Deposits:
Noninterest bearing	$33,982	$35,654
Interest bearing	51,367	51,293
Total deposits	85,349	86,947
Securities loaned or sold under repurchase agreements	27,307	24,616
Commercial paper and other short-term borrowings	6,026	2,360
Long-term debt	11,419	11,410
Trading account liabilities	3,338	2,905
Other liabilities	2,834	2,520
Total liabilities	136,273	130,758
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 147,589,713 shares issued and outstanding as of September 30, 2017 and 144,322,280 shares issued and outstanding as of December 31, 2016	148	144
Additional paid-in capital	8,179	7,884
Retained earnings	10,935	10,101
Accumulated other comprehensive loss	(803)	(896)
Total MUAH stockholders' equity	18,459	17,233
Noncontrolling interests	120	153
Total equity	18,579	17,386
Total liabilities and equity	$154,852	$148,144
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance December 31, 2015	$144	$7,868	$9,116	$(750)	$215	$16,593
Net income (loss)	—	—	656	—	(62)	594
Other comprehensive income (loss), net of tax	—	—	—	319	—	319
Compensation—restricted stock units	—	1	(1)	—	—	—
Other	—	2	(2)	—	6	6
Net change	—	3	653	319	(56)	919
Balance September 30, 2016	$144	$7,871	$9,769	$(431)	$159	$17,512

Balance December 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)	—	—	756	—	(25)	731
Other comprehensive income (loss), net of tax	—	—	—	93	—	93
Compensation—restricted stock units	—	(26)	—	—	—	(26)
Issuance of common stock(1)	3	321	78	—	—	402
Other	1	—	—	—	(8)	(7)
Net change	4	295	834	93	(33)	1,193
Balance September 30, 2017	$148	$8,179	$10,935	$(803)	$120	$18,579

(1)	For additional information on the issuance of common stock, refer to Note 14.
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2017	2016
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$731	$594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(34)	196
Depreciation, amortization and accretion, net	265	255
Stock-based compensation—restricted stock units	49	50
Deferred income taxes	138	158
Net gains on sales of securities	(15)	(55)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(2,144)	9,166
Net decrease (increase) in securities loaned or sold under repurchase agreements	2,691	(3,559)
Net decrease (increase) in trading account assets	(1,281)	(5,671)
Net decrease (increase) in other assets	411	(215)
Net increase (decrease) in trading account liabilities	433	(384)
Net increase (decrease) in other liabilities	(331)	(55)
Loans originated for sale	(473)	(1,031)
Net proceeds from sale of loans originated for sale	505	1,062
Pension and other benefits adjustment	(156)	(145)
Other, net	12	17
Total adjustments	70	(211)
Net cash provided by (used in) operating activities	801	383
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,953	4,023
Proceeds from paydowns and maturities of securities available for sale	1,836	1,272
Purchases of securities available for sale	(7,195)	(4,161)
Proceeds from paydowns and maturities of securities held to maturity	1,324	1,616
Purchases of securities held to maturity	(1,235)	(1,914)
Proceeds from sales of loans	751	734
Net decrease (increase) in loans	(1,793)	(1,484)
Purchases of other investments	(131)	(284)
Other, net	(12)	(109)
Net cash provided by (used in) investing activities	(4,502)	(307)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(1,495)	312
Net increase (decrease) in commercial paper and other short-term borrowings	3,630	2,440
Proceeds from issuance of senior debt due to BTMU	4,122	795
Repayment of long-term debt	(4,591)	(3,026)
Other, net	(76)	(36)
Change in noncontrolling interests	(8)	6
Net cash provided by (used in) financing activities	1,582	491
Net change in cash and cash equivalents	(2,119)	567
Cash and cash equivalents at beginning of period	5,753	4,807
Cash and cash equivalents at end of period	$3,634	$5,374
Cash Paid During the Period For:
Interest	$652	$471
Income taxes, net	168	175
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	833	1,313
Transfer of assets and liabilities from BTMU and MUFG:
Carrying amount of assets acquired	1,003	—
Carrying amount of liabilities assumed	601	—
For more information on related party transactions—See Note 14

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA) (formerly Mitsubishi UFJ Securities (USA), Inc.). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of all of BTMU's business in the U.S. (including BTMU's U.S. branches). The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2017 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (2016 Form 10-K).
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
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the ASU requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning on January 1, 2018, with early adoption permitted in 2017. The Company plans to apply the modified retrospective method upon adoption on January 1, 2018. As part of our implementation progress to date, we are in the implementation phase and are evaluating potential changes to processes and controls. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position and results of operations.

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

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases.  The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. The Company plans to adopt the ASU on January 1, 2019. The Company recently began the technology design phase of this project to support the ongoing lessee accounting required under the ASU. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019. The Company plans to adopt the ASU on January 1, 2020. The Company is currently collecting business and data requirements to support the project planning phase of the implementation. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

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

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets (issued as part of ASU 2014-09), and provide guidance on partial sales of nonfinancial assets. The ASU clarifies that the unit of account under ASC 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an “in substance nonfinancial asset” is within the scope of ASC 610-20. The ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASU is effective upon the adoption of ASU 2014-09, which the Company plans to adopt beginning January 1, 2018. It allows an entity to use either a retrospective or modified retrospective approach. Management does not expect the adoption of this guidance to significantly impact the Company's financial position and results of operations.

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

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will make more hedging strategies eligible for hedge accounting, simplify the application of hedge accounting, and enhance the transparency and understandability of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also amends the disclosure requirements and changes how entities assess effectiveness. The guidance will be effective for MUAH beginning January 1, 2019, with early adoption permitted. If the guidance is early adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes that interim period. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

Note 2—Securities

Securities Available for Sale

At September 30, 2017 and December 31, 2016, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	September 30, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,072	$—	$90	$2,982
U.S. government-sponsored agencies	11	1	—	12
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	10,117	11	82	10,046
Privately issued	552	3	4	551
Privately issued - commercial mortgage-backed securities	739	6	3	742
Collateralized loan obligations	2,133	9	1	2,141
Other	5	—	—	5
Asset Liability Management securities	16,629	30	180	16,479
Other debt securities:
Direct bank purchase bonds	1,519	47	21	1,545
Other	80	—	—	80
Equity securities	10	—	—	10
Total securities available for sale	$18,238	$77	$201	$18,114

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,625	$1	$121	$2,505
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,814	3	122	6,695
Privately issued	333	1	7	327
Privately issued - commercial mortgage-backed securities	666	4	6	664
Collateralized loan obligations	2,219	4	5	2,218
Other	7	—	—	7
Asset Liability Management securities	12,664	13	261	12,416
Other debt securities:
Direct bank purchase bonds	1,601	41	29	1,613
Other	108	—	1	107
Equity securities	5	—	—	5
Total securities available for sale	$14,378	$54	$291	$14,141

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2017 and December 31, 2016 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,600	$75	$382	$15	$2,982	$90
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	5,556	66	924	16	6,480	82
Privately issued	175	2	52	2	227	4
Privately issued - commercial mortgage-backed securities	314	3	7	—	321	3
Collateralized loan obligations	63	—	54	1	117	1
Asset Liability Management securities	8,708	146	1,419	34	10,127	180
Other debt securities:
Direct bank purchase bonds	11	3	589	18	600	21
Other	56	—	—	—	56	—
Equity securities	—	—	10	—	10	—
Total securities available for sale	$8,775	$149	$2,018	$52	$10,793	$201

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,257	$121	$—	$—	$2,257	$121
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	5,501	113	667	9	6,168	122
Privately issued	249	6	29	1	278	7
Privately issued - commercial mortgage-backed securities	415	6	11	—	426	6
Collateralized loan obligations	75	—	1,077	5	1,152	5
Other	—	—	1	—	1	—
Asset Liability Management securities	8,497	246	1,785	15	10,282	261
Other debt securities:
Direct bank purchase bonds	386	12	499	17	885	29
Other	36	1	—	—	36	1
Equity securities	—	—	5	—	5	—
Total securities available for sale	$8,919	$259	$2,289	$32	$11,208	$291

At September 30, 2017, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At September 30, 2017, the Company expects to recover the entire amortized cost

Note 2—Securities (Continued)

basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2017, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2017
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$—	$2,982	$—	$2,982
U.S. government-sponsored agencies	9	3	—	—	12
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	2	4	407	9,633	10,046
Privately issued	—	1	—	550	551
Privately issued - commercial mortgage-backed securities	—	—	—	742	742
Collateralized loan obligations	—	12	940	1,189	2,141
Other	—	5	—	—	5
Asset Liability Management securities	11	25	4,329	12,114	16,479
Other debt securities:
Direct bank purchase bonds	8	529	630	378	1,545
Other	—	56	—	24	80
Total debt securities available for sale	$19	$610	$4,959	$12,516	$18,104

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the three and nine months ended September 30, 2017 and 2016 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016
Gross realized gains	$6	$23	$15	$55

Securities Held to Maturity
At September 30, 2017 and December 31, 2016, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	September 30, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$524	$—	$—	$524	$6	$—	$530
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,324	2	34	8,292	38	78	8,252
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,582	—	55	1,527	46	6	1,567
Total securities held to maturity	$10,430	$2	$89	$10,343	$90	$84	$10,349

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$492	$—	$—	$492	$5	$—	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,301	3	41	8,263	34	96	8,201
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,645	—	63	1,582	43	7	1,618
Total securities held to maturity	$10,438	$3	$104	$10,337	$82	$103	$10,316

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2017 and December 31, 2016 are shown below, separately for periods less than 12 months and 12 months or more.

	September 30, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$4,024	$—	$61	$1,710	$34	$17	$5,734	$34	$78
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	—	—	—	1,515	55	6	1,515	55	6
Total securities held to maturity	$4,024	$—	$61	$3,225	$89	$23	$7,249	$89	$84

	December 31, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$4,492	$—	$92	$1,386	$41	$4	$5,878	$41	$96
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	111	—	1	1,448	63	6	1,559	63	7
Total securities held to maturity	$4,603	$—	$93	$2,834	$104	$10	$7,437	$104	$103

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2017
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$524	$530	$—	$—	$—	$—	$524	$530
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	100	100	391	389	7,801	7,763	8,292	8,252
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	783	816	69	72	675	679	1,527	1,567
Total securities held to maturity	$1,407	$1,446	$460	$461	$8,476	$8,442	$10,343	$10,349

Securities Pledged and Received as Collateral
At September 30, 2017 and December 31, 2016, the Company pledged $11.2 billion and $12.1 billion of available for sale and trading securities as collateral, respectively, of which $1.4 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short term borrowings and to secure public and trust department deposits.
At September 30, 2017 and December 31, 2016, the Company received $30.7 billion and $31.6 billion, respectively, of collateral, of which $30.7 billion and $31.6 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $29.8 billion and $30.5 billion at September 30, 2017 and December 31, 2016, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2016 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans at September 30, 2017 and December 31, 2016:

(Dollars in millions)	September 30, 2017	December 31, 2016
Loans held for investment:
Commercial and industrial	$23,443	$25,379
Commercial mortgage	14,161	14,625
Construction	1,856	2,283
Lease financing	1,796	1,819
Total commercial portfolio	41,256	44,106
Residential mortgage	34,205	29,922
Home equity and other consumer loans	3,368	3,523
Total consumer portfolio	37,573	33,445
Total loans held for investment(1)	78,829	77,551
Allowance for loan losses	(542)	(639)
Loans held for investment, net	$78,287	$76,912

(1)	Includes $277 million and $180 million at September 30, 2017 and December 31, 2016, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended September 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$435	$78	$—	$513
(Reversal of) provision for loan losses	(7)	10	30	33
Other	2	—	—	2
Loans charged-off	(7)	(10)	—	(17)
Recoveries of loans previously charged-off	8	3	—	11
Allowance for loan losses, end of period	$431	$81	$30	$542

	For the Three Months Ended September 30, 2016
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$683	$65	$—	$748
(Reversal of) provision for loan losses	55	13	—	68
Other	(1)	—	—	(1)
Loans charged-off	(126)	(2)	—	(128)
Recoveries of loans previously charged-off	3	1	—	4
Allowance for loan losses, end of period	$614	$77	$—	$691

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Nine Months Ended September 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(57)	26	30	(1)
Other	2	—	—	2
Loans charged-off	(91)	(32)	—	(123)
Recoveries of loans previously charged-off	21	4	—	25
Allowance for loan losses, end of period	$431	$81	$30	$542

	For the Nine Months Ended September 30, 2016
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$653	$50	$20	$723
(Reversal of) provision for loan losses	180	30	(20)	190
Other	3	—	—	3
Loans charged-off	(231)	(5)	—	(236)
Recoveries of loans previously charged-off	9	2	—	11
Allowance for loan losses, end of period	$614	$77	$—	$691
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$92	$15	$—	$107
Collectively evaluated for impairment	339	66	30	435
Total allowance for loan losses	$431	$81	$30	$542

Loans held for investment:
Individually evaluated for impairment	$495	$342	$—	$837
Collectively evaluated for impairment	40,761	37,231	—	77,992
Total loans held for investment	$41,256	$37,573	$—	$78,829

	December 31, 2016
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$151	$17	$168
Collectively evaluated for impairment	405	66	471
Total allowance for loan losses	$556	$83	$639

Loans held for investment:
Individually evaluated for impairment	$636	$386	$1,022
Collectively evaluated for impairment	43,470	33,059	76,529
Total loans held for investment	$44,106	$33,445	$77,551

Note 3—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2017 and December 31, 2016:

(Dollars in millions)	September 30, 2017	December 31, 2016
Commercial and industrial	$308	$458
Commercial mortgage	22	31
Total commercial portfolio	330	489
Residential mortgage	112	171
Home equity and other consumer loans	23	29
Total consumer portfolio	135	200
Total nonaccrual loans	$465	$689
Troubled debt restructured loans that continue to accrue interest	$308	$215
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$224	$384

The following tables show an aging of the balance of loans held for investment, by class as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$25,115	$41	$83	$124	$25,239
Commercial mortgage	14,141	12	8	20	14,161
Construction	1,856	—	—	—	1,856
Total commercial portfolio	41,112	53	91	144	41,256
Residential mortgage	34,047	120	38	158	34,205
Home equity and other consumer loans	3,336	20	12	32	3,368
Total consumer portfolio	37,383	140	50	190	37,573
Total loans held for investment	$78,495	$193	$141	$334	$78,829

	December 31, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,085	$54	$59	$113	$27,198
Commercial mortgage	14,571	37	17	54	14,625
Construction	2,283	—	—	—	2,283
Total commercial portfolio	43,939	91	76	167	44,106
Residential mortgage	29,770	110	42	152	29,922
Home equity and other consumer loans	3,479	27	17	44	3,523
Total consumer portfolio	33,249	137	59	196	33,445
Total loans held for investment	$77,188	$228	$135	$363	$77,551

Loans 90 days or more past due and still accruing totaled $13 million at September 30, 2017 and $23 million at December 31, 2016.

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	September 30, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,872	$616	$751	$25,239
Commercial mortgage	13,836	87	238	14,161
Construction	1,693	14	149	1,856
Total commercial portfolio	$39,401	$717	$1,138	$41,256

	December 31, 2016 (1)
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,028	$860	$1,097	$26,985
Commercial mortgage	14,152	161	188	14,501
Construction	2,162	121	—	2,283
Total commercial portfolio	$41,342	$1,142	$1,285	$43,769

(1)	The amounts presented reflect unpaid principal balances less charge-offs.

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $8 million and $11 million of loans covered by FDIC loss share agreements, at September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$34,088	$112	$34,200
Home equity and other consumer loans	3,342	23	3,365
Total consumer portfolio	$37,430	$135	$37,565

	December 31, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$29,751	$171	$29,922
Home equity and other consumer loans	3,494	29	3,523
Total consumer portfolio	$33,245	$200	$33,445

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at September 30, 2017 and December 31, 2016. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	September 30, 2017
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$27,548	$5,863	$448	$33,859
Home equity and other consumer loans	2,278	894	136	3,308
Total consumer portfolio	$29,826	$6,757	$584	$37,167
Percentage of total	80%	18%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2016
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$23,598	$5,597	$444	$29,639
Home equity and other consumer loans	2,372	977	111	3,460
Total consumer portfolio	$25,970	$6,574	$555	$33,099
Percentage of total	78%	20%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	September 30, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$33,242	$574	$10	$33	$33,859
Home equity loans	2,091	235	25	33	2,384
Total consumer portfolio	$35,333	$809	$35	$66	$36,243
Percentage of total	98%	2%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$28,547	$1,030	$16	$46	$29,639
Home equity loans	2,160	206	41	43	2,450
Total consumer portfolio	$30,707	$1,236	$57	$89	$32,089
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of September 30, 2017 and December 31, 2016. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $30 million and $59 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2017 and December 31, 2016, respectively.

(Dollars in millions)	September 30, 2017	December 31, 2016
Commercial and industrial	$214	$321
Commercial mortgage	7	9
Construction	58	—
Total commercial portfolio	279	330
Residential mortgage	227	239
Home equity and other consumer loans	26	30
Total consumer portfolio	253	269
Total restructured loans	$532	$599

For the third quarter of 2017, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the nine months ended September 30, 2017 and September 30, 2016 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$20	$20	$116	$116
Commercial mortgage	2	2	3	3
Construction	—	—	61	61
Total commercial portfolio	22	22	180	180
Residential mortgage	6	6	14	14
Home equity and other consumer loans	—	—	2	2
Total consumer portfolio	6	6	16	16
Total	$28	$28	$196	$196

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$144	$144	$320	$319
Commercial mortgage	1	1	9	9
Total commercial portfolio	145	145	329	328
Residential mortgage	3	3	9	9
Home equity and other consumer loans	1	1	4	4
Total consumer portfolio	4	4	13	13
Total	$149	$149	$342	$341

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2017 and 2016, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Commercial and industrial	$—	$19
Commercial mortgage	—	1
Total commercial portfolio	—	20
Residential mortgage	1	2
Home equity and other consumer loans	—	—
Total consumer portfolio	1	2
Total	$1	$22

(Dollars in millions)	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Commercial and industrial	$46	$57
Total commercial portfolio	46	57
Residential mortgage	1	4
Home equity and other consumer loans	1	2
Total consumer portfolio	2	6
Total	$48	$63

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
The following tables show information about impaired loans by class as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$332	$65	$397	$92	$382	$95
Commercial mortgage	38	2	40	—	38	3
Construction	—	58	58	—	—	58
Total commercial portfolio	370	125	495	92	420	156
Residential mortgage	229	66	295	15	244	76
Home equity and other consumer loans	32	15	47	—	33	25
Total consumer portfolio	261	81	342	15	277	101
Total	$631	$206	$837	$107	$697	$257

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$505	$36	$541	$150	$672	$54
Commercial mortgage	86	9	95	1	8	9
Total commercial portfolio	591	45	636	151	680	63
Residential mortgage	250	75	325	17	295	89
Home equity and other consumer loans	41	20	61	—	11	30
Total consumer portfolio	291	95	386	17	306	119
Total	$882	$140	$1,022	$168	$986	$182

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and nine months ended September 30, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$397	$4	$97	$1	$466	$15	$147	$3
Commercial mortgage	96	11	14	1	94	33	14	1
Construction	9	2	—	—	12	3	—	—
Total commercial portfolio	502	17	111	2	572	51	161	4
Residential mortgage	305	3	253	3	310	10	263	7
Home equity and other consumer loans	53	1	31	—	55	5	31	1
Total consumer portfolio	358	4	284	3	365	15	294	8
Total	$860	$21	$395	$5	$937	$66	$455	$12

The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during the three and nine months ended September 30, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
(Dollars in millions)	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$477	$105	$790	$570	$837	$751	$969	$734
Consumer portfolio	—	—	344	—	(4)	—	344	—
Total	$477	$105	$1,134	$570	$833	$751	$1,313	$734

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$84	$84	$—	$—
Leasing investments	597	164	761	33	33
Total consolidated VIEs	$597	$248	$845	$33	$33

	December 31, 2016
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$112	$112	$—	$—
Leasing investments	641	174	815	54	54
Total consolidated VIEs	$641	$286	$927	$54	$54

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at September 30, 2017 and December 31, 2016. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the nine months ended September 30, 2017 and September 30, 2016, the Company had noncash increases in unfunded commitments on LIHC investments of $22 million and $47 million, respectively, included within other liabilities.

	September 30, 2017
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$29	$222	$1,076	$1,327	$281	$281	$1,327
Leasing investments	1	—	26	1,588	1,615	67	67	1,637
Other investments	—	—	24	24	48	—	—	91
Total unconsolidated VIEs	$1	$29	$272	$2,688	$2,990	$348	$348	$3,055

		December 31, 2016
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$168	$1,164	$1,357	$381	$381	$1,357
Leasing investments	1	12	47	1,751	1,811	66	66	1,833
Other investments	—	—	24	26	50	—	—	81
Total unconsolidated VIEs	$1	$37	$239	$2,941	$3,218	$447	$447	$3,271

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$4	$2	$8	$5
Amortization of LIHC investments included in income tax expense	37	34	106	96
Tax credits and other tax benefits from LIHC investments included in income tax expense	49	47	141	139

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

Note 5—Securities Financing Arrangements
The Company enters into derivative transactions, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions. The Company executes these transactions to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. In certain cases the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty.

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

The following tables present the offsetting of financial assets and liabilities as of September 30, 2017 and December 31, 2016:

	September 30, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Net Amount
Financial Assets:
Derivative assets	$1,379	$613	$766	$30	$736
Securities borrowed or purchased under resale agreements	31,006	9,115	21,891	21,817	74
Total	$32,385	$9,728	$22,657	$21,847	$810
Financial Liabilities:
Derivative liabilities	$1,168	$691	$477	$154	$323
Securities loaned or sold under repurchase agreements	36,422	9,115	27,307	26,639	668
Total	$37,590	$9,806	$27,784	$26,793	$991

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,626	$770	$856	$20	$—	$836
Securities borrowed or purchased under resale agreements	31,386	11,639	19,747	19,657	—	90
Total	$33,012	$12,409	$20,603	$19,677	$—	$926
Financial Liabilities:
Derivative liabilities	$1,684	$1,047	$637	$176	$5	$456
Securities loaned or sold under repurchase agreements	36,255	11,639	24,616	23,812	—	804
Total	$37,939	$12,686	$25,253	$23,988	$5	$1,260

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$11,553	$2,083	$566	$—	$14,202
U.S. agency securities	526	—	—	—	526
Other sovereign government obligations	—	—	3	—	3
Money market securities	106	—	—	—	106
Asset-backed securities	—	1	79	—	80
Mortgage-backed securities	8,158	4,640	5,315	450	18,563
Corporate bonds	352	364	1,112	—	1,828
Municipal securities	304	10	236	—	550
Equities	50	34	150	—	234
Total	$21,049	$7,132	$7,461	$450	$36,092
Securities loaned:
Corporate bonds	$—	$—	$—	$—	$—
Equities	233	—	97	—	330
Total	$233	$—	$97	$—	$330

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2016
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$11,419	$1,523	$712	$316	$13,970
U.S. agency securities	42	30	—	—	72
Other sovereign government obligations	—	—	16	—	16
Asset-backed securities	20	15	66	—	101
Mortgage-backed securities	8,792	4,450	4,750	—	17,992
Corporate bonds	405	800	909	—	2,114
Municipal securities	74	65	299	—	438
Equities	452	275	164	—	891
Total	$21,204	$7,158	$6,916	$316	$35,594
Securities loaned:
Corporate bonds	$8	$—	$—	$—	$8
Equities	562	—	91	—	653
Total	$570	$—	$91	$—	$661

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

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	September 30, 2017	December 31, 2016
Debt issued by MUB
Federal funds purchased, with a weighted average interest rate of 0.50% at December 31, 2016	$—	$26
Commercial paper, with a weighted average interest rate of 0.87% and 0.55% at September 30, 2017 and December 31, 2016, respectively	118	263
Federal Home Loan Bank advances, with a weighted average interest rate of 1.10% and 0.59% at September 30, 2017 and December 31, 2016, respectively	5,000	700
Total debt issued by MUB	5,118	989
Debt issued by other MUAH subsidiaries
Short-term debt due to BTMU, with weighted average interest rates of 1.68% and 0.49% at September 30, 2017 and December 31, 2016, respectively	169	679
Short-term debt due to BTMU, with a weighted average interest rate of 2.04% at September 30, 2017	42	—
Short-term debt due to affiliates, with weighted average interest rates of (0.06)% and (0.04)% at September 30, 2017 and December 31, 2016, respectively	697	692
Total debt issued by other MUAH subsidiaries	908	1,371
Total commercial paper and other short-term borrowings	$6,026	$2,360

Short-term debt due to BTMU consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to $1.4 billion. Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At September 30, 2017, MUSA had ¥78 billion ($697 million USD equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	September 30, 2017	December 31, 2016
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.88% at September 30, 2017 and 1.46% at December 31, 2016	$250	$250
Fixed rate 1.625% notes due February 2018	450	449
Fixed rate 2.25% notes due February 2020	997	997
Fixed rate 3.50% notes due June 2022	397	397
Fixed rate 3.00% notes due February 2025	496	496
Senior debt due to BTMU:
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 2.18% at September 30, 2017 and 1.82% at December 31, 2016	545	545
Floating rate debt due September 2020. This note, which bears interest at 0.85% above 3-month LIBOR, had a rate of 2.18% at September 30, 2017	3,500	—
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at September 30, 2017	24	—
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 2.71% at September 30, 2017 and 2.38% at December 31, 2016	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 3.02% at September 30, 2017 and 2.66% at December 31, 2016	36	36
Total debt issued by MUAH	6,995	3,470
Debt issued by MUB
Senior debt:
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.28% at December 31, 2016	—	250
Fixed rate 2.125% notes due June 2017	—	500
Fixed rate 2.625% notes due September 2018	999	999
Fixed rate FHLB of San Francisco advances due between May 2018 and August 2018. These notes bear a combined weighted-average rate of 1.33% at September 30, 2017	600	—
Fixed rate 2.250% notes due May 2019	499	500
Senior debt due to BTMU:
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.47% at December 31, 2016	—	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.49% at December 31, 2016	—	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.65% at December 31, 2016	—	1,000
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 2.53% at September 30, 2017 and 2.20% at December 31, 2016	750	750
Other	58	58
Total debt issued by MUB	2,906	6,557

Note 7—Long Term Debt (Continued)

Debt issued by other MUAH subsidiaries
Senior Debt due to BTMU:
Various floating rate borrowings due between March 2019 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 1.41% at September 30, 2017 and 0.99% at December 31, 2016	270	250
Various fixed rate borrowings due between February 2019 and June 2023 with a weighted-average interest rate of 2.10% (between 1.37% and 2.65%) at September 30, 2017 and 2.15% (between 1.71% and 2.44%) at December 31, 2016	340	384
Subordinated Debt due to Affiliate:
Various floating rate borrowings due between March 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 2.95% (between 2.88% and 3.04%) at September 30, 2017 and 2.68% (between 2.61% and 2.77%) at December 31, 2016	185	185
Nonrecourse Debt due to BTMU:
Various floating rate nonrecourse borrowings due to BTMU between March 2018 and July 2023. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 3.32% (between 1.49% and 5.58%) at September 30, 2017 and 1.67% (between 0.25% and 2.41%) at December 31, 2016	247	127
Fixed rate nonrecourse borrowings due to BTMU between January 2019 and March 2023 which had an interest rate of 2.70% at September 30, 2017	82	—
Nonrecourse Debt:
Various floating rate nonrecourse borrowings due between October 2017 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 2.54% (between 2.08% and 3.35%) at September 30, 2017 and 2.04% (between 0.85% and 2.73%) at December 31, 2016	357	398
Fixed rate nonrecourse borrowings due December 2026 which had an interest rate of 5.34% at September 30, 2017 and December 31, 2016	37	39
Total debt issued by other MUAH subsidiaries	1,518	1,383
Total long-term debt	$11,419	$11,410

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, by major category and by valuation hierarchy level:

	September 30, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$2,503	$—	$—	$2,503
U.S. government-sponsored agency securities	—	94	—	—	94
State and municipal securities	—	35	—	—	35
Commercial paper	—	111	—	—	111
Other sovereign government obligations	—	9	—	—	9
Corporate bonds	—	848	—	—	848
Asset-backed securities	—	84	—	—	84
Mortgage-backed securities	—	5,725	—	—	5,725
Equities	51	—	—	—	51
Interest rate derivative contracts	17	880	2	(306)	593
Commodity derivative contracts	—	74	—	(70)	4
Foreign exchange derivative contracts	—	240	1	(79)	162
Equity derivative contracts	1	—	161	(158)	4
Total trading account assets	69	10,603	164	(613)	10,223
Securities available for sale:
U.S. Treasury	—	2,982	—	—	2,982
U.S. government sponsored agencies	—	12	—	—	12
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	10,046	—	—	10,046
Privately issued	—	551	—	—	551
Privately issued - commercial mortgage-backed securities	—	742	—	—	742
Collateralized loan obligations	—	2,141	—	—	2,141
Other	—	5	—	—	5
Other debt securities:
Direct bank purchase bonds	—	—	1,545	—	1,545
Other	—	56	24	—	80
Equity securities	10	—	—	—	10
Total securities available for sale	10	16,535	1,569	—	18,114
Other assets:
Mortgage servicing rights	—	—	56	—	56
Interest rate hedging contracts	—	2	—	—	2
Other derivative contracts	—	—	1	—	1
Total other assets	—	2	57	—	59
Total assets	$79	$27,140	$1,790	$(613)	$28,396
Percentage of total	—%	96%	6%	(2)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,257	$—	$—	$2,257
State and municipal	—	105	—	—	105
Other sovereign government obligations	—	12	—	—	12
Corporate bonds	—	437	—	—	437
Equities	56	—	—	—	56
Trading derivatives:
Interest rate derivative contracts	1	627	—	(417)	211
Commodity derivative contracts	—	53	—	(24)	29
Foreign exchange derivative contracts	1	137	1	(69)	70
Equity derivative contracts	—	—	161	—	161
Total trading account liabilities	58	3,628	162	(510)	3,338
Other liabilities:
FDIC clawback liability	—	—	114	—	114
Interest rate hedging contracts	—	164	—	(164)	—
Other derivative contracts	—	18	5	(17)	6
Total other liabilities	—	182	119	(181)	120
Total liabilities	$58	$3,810	$281	$(691)	$3,458
Percentage of total	2%	110%	8%	(20)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,730	$—	$—	$1,730
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	18	—	—	18
Commercial paper	—	1	—	—	1
Other sovereign government obligations	—	16	—	—	16
Corporate bonds	—	841	—	—	841
Asset-backed securities	—	106	—	—	106
Mortgage-backed securities	—	5,221	—	—	5,221
Equities	85	—	—	—	85
Interest rate derivative contracts	7	1,065	2	(343)	731
Commodity derivative contracts	—	144	1	(106)	39
Foreign exchange derivative contracts	1	215	1	(138)	79
Equity derivative contracts	1	—	164	(163)	2
Total trading account assets	94	9,430	168	(750)	8,942
Securities available for sale:
U.S. Treasury	—	2,505	—	—	2,505
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	6,695	—	—	6,695
Privately issued	—	327	—	—	327
Privately issued - commercial mortgage-backed securities	—	664	—	—	664
Collateralized loan obligations	—	2,218	—	—	2,218
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,613	—	1,613
Other	—	82	25	—	107
Equity securities	5	—	—	—	5
Total securities available for sale	5	12,498	1,638	—	14,141
Other assets:
Mortgage servicing rights	—	—	23	—	23
Interest rate hedging contracts	—	22	—	(20)	2
Other derivative contracts	—	2	1	—	3
Total other assets	—	24	24	(20)	28
Total assets	$99	$21,952	$1,830	$(770)	$23,111
Percentage of total	—%	95%	8%	(3)%	100%
Percentage of total Company assets	—%	15%	1%	(1)%	15%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$1,973	$—	$—	$1,973
Other sovereign government obligations	—	11	—	—	11
Corporate bonds	—	298	—	—	298
Equities	47	—	—	—	47
Trading derivatives:
Interest rate derivative contracts	1	987	—	(718)	270
Commodity derivative contracts	—	111	1	(68)	44
Foreign exchange derivative contracts	1	129	1	(33)	98
Equity derivative contracts	—	—	164	—	164
Total trading account liabilities	49	3,509	166	(819)	2,905
Other liabilities:
FDIC clawback liability	—	—	115	—	115
Interest rate hedging contracts	—	199	—	(199)	—
Other derivative contracts	—	84	6	(29)	61
Total other liabilities	—	283	121	(228)	176
Total liabilities	$49	$3,792	$287	$(1,047)	$3,081
Percentage of total	2%	123%	9%	(34)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016. Level 3 available for sale securities at September 30, 2017 and 2016 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	September 30, 2017					September 30, 2016
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$171	$1,572	$49	$(169)	$(118)	$187	$1,607	$15	$(186)	$(124)
Total gains (losses) (realized/unrealized):
Included in income before taxes	17	—	(1)	(17)	(1)	11	—	—	(10)	—
Included in other comprehensive income	—	3	—	—	—	—	(3)	—	—	—
Purchases/additions	—	4	9	—	—	—	1	2	—	—
Settlements	(24)	(10)	—	24	—	(19)	(5)	—	20	—
Asset (liability) balance, end of period	$164	$1,569	$57	$(162)	$(119)	$179	$1,600	$17	$(176)	$(124)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$17	$—	$(1)	$(17)	$(1)	$11	$—	$—	$(10)	$—

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended
	September 30, 2017					September 30, 2016
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$168	$1,638	$24	$(166)	$(121)	$228	$1,603	$1	$(223)	$(114)
Total gains (losses) (realized/unrealized):
Included in income before taxes	58	—	(3)	(57)	2	12	—	—	(12)	(10)
Included in other comprehensive income	—	15	—	—	—	—	2	—	—	—
Purchases/additions	—	6	36	—	—	—	81	3	—	—
Settlements	(62)	(90)	—	61	—	(61)	(86)	—	59	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	13	—	—
Asset (liability) balance, end of period	$164	$1,569	$57	$(162)	$(119)	$179	$1,600	$17	$(176)	$(124)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$58	$—	$(3)	$(57)	$2	$12	$—	$—	$(12)	$(10)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at September 30, 2017:

	September 30, 2017
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,545	Return on equity	Market-required return on capital	8.0 - 10.0%	9.7%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	27.4%
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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2017 and 2016 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2017				Gain (Loss) For the Three Months Ended September 30, 2017	Gain (Loss) For the Nine Months Ended September 30, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$97	$—	$—	$97	$(21)	$(42)
Other assets:
Software	—	—	—	—	(1)	(4)
Loans held for sale	7	—	—	7	(1)	(3)
Renewable energy investment	—	—	—	—	—	2
Consolidated LIHC VIE	81	—	—	81	(3)	(11)
Total	$185	$—	$—	$185	$(26)	$(58)

	September 30, 2016				Gain (Loss) For the Three Months Ended September 30, 2016	Gain (Loss) For the Nine Months Ended September 30, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$194	$—	$—	$194	$(55)	$(198)
Other assets:
Loans held for sale	4	—	—	4	—	(3)
OREO	3	—	—	3	—	(1)
Private equity investments	10	—	—	10	—	(12)
Software	13	—	—	13	—	(5)
Intangible assets	—	—	—	—	—	(1)
Consolidated LIHC VIE	118	—	—	118	(27)	(27)
Total	$342	$—	$—	$342	$(82)	$(247)

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of September 30, 2017 and as of December 31, 2016:

	September 30, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,634	$3,634	$3,634	$—	$—
Securities borrowed or purchased under resale agreements	21,891	21,891	—	21,891	—
Securities held to maturity	10,343	10,349	—	10,349	—
Loans held for investment (1)	76,512	77,771	—	—	77,771
Liabilities
Deposits	$85,349	$85,328	$—	$85,328	$—
Commercial paper and other short-term borrowings	6,026	6,026	—	6,026	—
Securities loaned or sold under repurchase agreements	27,307	27,307	—	27,307	—

Long-term debt	11,419	11,452		11,452
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$181	$181	$—	$—	$181

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,753	$5,753	$5,753	$—	$—
Securities borrowed or purchased under resale agreements	19,747	19,747	—	19,747	—
Securities held to maturity	10,337	10,316	—	10,316	—
Loans held for investment (1)	75,112	76,257	—	—	76,257
Liabilities
Deposits	$86,947	$86,930	$—	$86,930	$—
Commercial paper and other short-term borrowings	2,360	2,360	—	2,360	—
Securities loaned or sold under repurchase agreements	24,616	24,616	—	24,616	—
Long-term debt	11,410	11,411	—	11,411	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$221	$221	$—	$—	$221

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of September 30, 2017 and December 31, 2016, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	September 30, 2017			December 31, 2016
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$10,600	$2	$164	$15,459	$19	$199
Fair value hedges
Interest rate contracts	500	—	—	500	3	—
Not designated as hedging instruments:
Trading
Interest rate contracts	154,986	899	628	149,229	1,074	988
Commodity contracts	1,672	74	53	2,825	145	112
Foreign exchange contracts	6,663	241	139	5,981	217	131
Equity contracts	1,547	162	161	2,385	165	164
Other contracts	79	—	—	4	—	—
Total Trading	164,947	1,376	981	160,424	1,601	1,395
Other risk management	1,039	1	23	1,045	3	90
Total derivative instruments	$177,086	$1,379	$1,168	$177,428	$1,626	$1,684

We recognized net losses of $3 million and $9 million on other risk management derivatives for the three and nine months ended September 30, 2017, respectively, and net gains of $2 million and net losses of $37 million on other risk management derivatives for the three and nine months ended September 30, 2016, respectively, which are included in other noninterest income.

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
The Company used interest rate swaps with a notional amount of $10.4 billion at September 30, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received or paid under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. The Company used interest rate swaps with a notional amount of $200 million at September 30, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At September 30, 2017, the weighted average remaining life of the active cash flow hedges was 3.6 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At September 30, 2017, the Company expects to reclassify approximately $11 million of income from AOCI to net interest income during the twelve months ending September 30, 2018. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2017.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholder’s equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			(Gain) Loss Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2017	2016	Location	2017	2016	Location	2017	2016
Derivatives in cash flow hedging relationships
			Interest income	$11	$43
Interest rate contracts	$6	$(60)	Interest expense	—	—	Noninterest expense	$—	$—
Total	$6	$(60)		$11	$43		$—	$—

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Location	2017	2016	Location	2017	2016
Derivatives in cash flow hedging relationships
			Interest income	$60	$127
Interest rate contracts	$42	$341	Interest expense	—	—	Noninterest expense	$3	$1
Total	$42	$341		$60	$127		$3	$1

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
The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the three and nine months ended September 30, 2017 and 2016, respectively:

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(1)	$1	$—	$(2)	$1	$(1)
Total	$(1)	$1	$—	$(2)	$1	$(1)

	For the Three Months Ended September 30, 2016			For the Nine Months Ended September 30, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(4)	$4	$—	$5	$(5)	$—
Total	$(4)	$4	$—	$5	$(5)	$—

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and nine months ended September 30, 2017 and 2016:

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Trading derivatives:
Interest rate contracts	$(11)	$12	$(69)	$(6)
Equity contracts	—	31	—	40
Foreign exchange contracts	11	11	32	29
Commodity contracts	—	1	1	2
Total	$—	$55	$(36)	$65

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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and nine months ended September 30, 2017 and 2016:

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$6	$(2)	$4
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(11)	4	(7)
Net change	(5)	2	(3)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	32	(14)	18
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(6)	2	(4)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	6	(2)	4
Net change	31	(14)	17
Foreign currency translation adjustment	7	(3)	4
Pension and other benefits:
Amortization of prior service credit (1)	(12)	5	(7)
Recognized net actuarial (gain) loss(1)	21	(7)	14
Net change	9	(2)	7
Other	1	—	1
Net change in AOCI	$43	$(17)	$26

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(60)	$25	$(35)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(43)	19	(24)
Net change	(103)	44	(59)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	25	(10)	15
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(24)	9	(15)
Amortization of net unrealized (gains) losses on held to maturity securities	6	(2)	4
Net change	7	(3)	4
Foreign currency translation adjustment	(2)	1	(1)
Pension and other benefits:
Amortization of prior service credit (1)	(8)	4	(4)
Recognized net actuarial (gain) loss(1)	22	(9)	13
Pension and other benefits arising during the period	13	(6)	7
Net change	27	(11)	16
Other	(1)	—	(1)
Net change in AOCI	$(72)	$31	$(41)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$42	$(16)	$26
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(60)	23	(37)
Net change	(18)	7	(11)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	129	(52)	77
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(15)	6	(9)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	15	(6)	9
Net change	128	(52)	76
Foreign currency translation adjustment	12	(5)	7
Pension and other benefits:
Amortization of prior service credit(1)	(36)	14	(22)
Recognized net actuarial gain (loss)(1)	67	(25)	42
Net change	31	(11)	20
Other	1	—	1
Net change in AOCI	$154	$(61)	$93

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$341	$(133)	$208
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(127)	50	(77)
Net change	214	(83)	131
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	288	(114)	174
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(55)	22	(33)
Amortization of net unrealized (gains) losses on held to maturity securities	13	(4)	9
Net change	246	(96)	150
Foreign currency translation adjustment	6	(2)	4
Pension and other benefits:
Amortization of prior service credit (1)	(21)	9	(12)
Recognized net actuarial gain (loss)(1)	66	(26)	40
Pension and other benefits arising during the period	13	(6)	7
Net change	58	(23)	35
Other	(1)	—	(1)
Net change in AOCI	$523	$(204)	$319

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances:

For the Three Months Ended September 30, 2016 and 2017:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, June 30, 2016	$228	$(6)	$(19)	$(593)	$—	$(390)
Other comprehensive income (loss) before reclassifications	(35)	19	(1)	—	—	(17)
Amounts reclassified from AOCI	(24)	(15)	—	16	(1)	(24)
Balance, September 30, 2016	$169	$(2)	$(20)	$(577)	$(1)	$(431)
Balance, June 30, 2017	$(85)	$(149)	$(19)	$(576)	$—	$(829)
Other comprehensive income (loss) before reclassifications	4	18	4	—	—	26
Amounts reclassified from AOCI	(7)	(1)	—	7	1	—
Balance, September 30, 2017	$(88)	$(132)	$(15)	$(569)	$1	$(803)

For the Nine Months Ended September 30, 2016 and 2017:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$—	$(750)
Other comprehensive income (loss) before reclassifications	208	183	4	—	—	395
Amounts reclassified from AOCI	(77)	(33)	—	35	(1)	(76)
Balance, September 30, 2016	$169	$(2)	$(20)	$(577)	$(1)	$(431)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$—	$(896)
Other comprehensive income (loss) before reclassifications	26	77	7	—	—	110
Amounts reclassified from AOCI	(37)	(1)	—	20	1	(17)
Balance, September 30, 2017	$(88)	$(132)	$(15)	$(569)	$1	$(803)

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2017 and 2016.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$18	$24	$1	$2	$—	$1
Interest cost	25	25	2	2	1	—
Expected return on plan assets	(64)	(59)	(5)	(5)	—	—
Amortization of prior service credit	(7)	(5)	(5)	(3)	—	—
Recognized net actuarial loss	19	19	2	2	—	1
Total net periodic benefit cost	$(9)	$4	$(5)	$(2)	$1	$2

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$53	$69	$4	$6	$—	$2
Interest cost	75	77	6	7	2	1
Expected return on plan assets	(191)	(177)	(14)	(14)	—	—
Amortization of prior service credit	(20)	(14)	(16)	(7)	—	—
Recognized net actuarial loss	59	57	6	7	2	2
Total net periodic benefit cost	$(24)	$12	$(14)	$(1)	$4	$5

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	September 30, 2017
Commitments to extend credit	$30,425
Issued standby and commercial letters of credit	5,551
Commitments to enter into forward-starting resale agreements	1,514
Other commitments	1,577
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At September 30, 2017, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2017, the current exposure to loss under these contracts totaled $12 million, and the maximum potential exposure to loss in the future was estimated at $40 million.
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

Real Estate Industries serves professional real estate investors and developers with products such as construction loans, commercial mortgages, bridge financing and unsecured financing. Property types supported include apartment, office, retail, industrial and single-family residential on the West Coast and in select metropolitan areas across the country. Real Estate Industries also makes tax credit investments in affordable housing projects through its Community Development Finance unit. Through partnerships with other areas of the bank, Real Estate Industries clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.

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

PurePoint Financial serves consumers through a national deposit platform offering savings accounts and CD products to customers through an online platform with services provided through a call center and a network of financial centers in New York, Florida, Illinois and Texas.
U.S. Wholesale & Investment Banking
U.S. Wholesale & Investment Banking delivers the full suite of MUAH products and services to large and mid-corporate customers. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). U.S. Wholesale & Investment Banking provides customers general corporate credit and structured credit services, including project finance, leasing and equipment finance, commercial finance, funds finance and securitizations. By working with the Company's other segments, U.S. Wholesale & Investment Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.

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
"Other" includes the MUFG Fund Services segment, Markets segment, Asian Corporate Banking segment and Corporate Treasury. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
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

Note 13—Business Segments (Continued)

usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Certain of the transferred IHC entities are not measured using management accounting methodologies.

As of and for the Three Months Ended September 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$511	$110	$146	$61	$(12)	$816
Noninterest income (expense)	113	88	45	100	169	515
Total revenue	624	198	191	161	157	1,331
Noninterest expense	500	93	114	119	156	982
(Reversal of) provision for credit losses	20	(5)	(1)	—	4	18
Income (loss) before income taxes and including noncontrolling interests	104	110	78	42	(3)	331
Income tax expense (benefit)	22	16	30	16	25	109
Net income (loss) including noncontrolling interests	82	94	48	26	(28)	222
Deduct: net loss from noncontrolling interests	—	—	—	—	10	10
Net income (loss) attributable to MUAH	$82	$94	$48	$26	$(18)	$232

Total assets, end of period	$66,152	$21,853	$1,728	$32,538	$32,581	$154,852

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Three Months Ended September 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$481	$132	$125	$46	$(11)	$773
Noninterest income (expense)	118	109	39	96	208	570
Total revenue	599	241	164	142	197	1,343
Noninterest expense	459	96	110	99	188	952
(Reversal of) provision for credit losses	23	19	1	—	30	73
Income (loss) before income taxes and including noncontrolling interests	117	126	53	43	(21)	318
Income tax expense (benefit)	29	31	21	17	(1)	97
Net income (loss) including noncontrolling interests	88	95	32	26	(20)	221
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	39	39
Net income (loss) attributable to MUAH	$88	$95	$32	$26	$19	$260

Total assets, end of period	$63,343	$25,646	$1,907	$30,526	$29,677	$151,099

(1)	The transferred IHC entities are not measured using a "market view" perspective.

Note 13—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$1,514	$337	$421	$178	$(45)	$2,405
Noninterest income (expense)	341	265	124	272	490	1,492
Total revenue	1,855	602	545	450	445	3,897
Noninterest expense	1,505	281	348	336	475	2,945
(Reversal of) provision for loan losses	40	(53)	(1)	—	(20)	(34)
Income (loss) before income taxes and including noncontrolling interests	310	374	198	114	(10)	986
Income tax expense (benefit)	68	56	78	45	8	255
Net income (loss) including noncontrolling interests	242	318	120	69	(18)	731
Deduct: net loss from noncontrolling interests	—	—	—	—	25	25
Net income (loss) attributable to MUAH	$242	$318	$120	$69	$7	$756

Total assets, end of period	$66,152	$21,853	$1,728	$32,538	$32,581	$154,852

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Nine Months Ended September 30, 2016:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View (1)
Net interest income (expense)	$1,427	$422	$350	$106	$(54)	$2,251
Noninterest income (expense)	344	277	130	255	603	1,609
Total revenue	1,771	699	480	361	549	3,860
Noninterest expense	1,355	296	338	278	559	2,826
(Reversal of) provision for loan losses	17	148	—	—	31	196
Income (loss) before income taxes and including noncontrolling interests	399	255	142	83	(41)	838
Income tax expense (benefit)	104	36	56	33	15	244
Net income (loss) including noncontrolling interests	295	219	86	50	(56)	594
Deduct: net (income) loss from noncontrolling interests	—	(1)	—	—	63	62
Net income (loss) attributable to MUAH	$295	$218	$86	$50	$7	$656

Total assets, end of period	$63,343	$25,646	$1,907	$30,526	$29,677	$151,099

(1)	The transferred IHC entities are not measured using a "market view" perspective.

Note 14—Related Party Transactions
MUAH is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. and MUFG Securities Americas Inc. (formerly Mitsubishi UFJ Securities (USA), Inc.). It is owned by BTMU and MUFG. BTMU is a wholly-owned subsidiary of MUFG.

On July 1, 2016, MUFG designated MUAH as its IHC in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards and transferred interests in substantially all its U.S. subsidiaries to the IHC. On July 1, 2017, MUFG transferred interests in its remaining U.S. subsidiaries to MUAH. The transferred subsidiaries had assets of $1.0 billion, including goodwill and intangibles of $196 million, and liabilities of $601 million, all of which were transferred at carrying value. In consideration for the transferred assets and liabilities, MUAH issued 3,267,433 shares to BTMU and MUFG.

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
The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

As of September 30, 2017 and December 31, 2016, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	September 30, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$43	$102
Securities borrowed or purchased under resale agreements	3,345	2,765
Other assets	118	161
Liabilities:
Deposits	$379	$623
Securities loaned or sold under repurchase agreements	1,144	385
Commercial paper and other short-term borrowings	909	1,372
Long-term debt	6,243	6,042
Other liabilities	47	63

Note 14—Related Party Transactions (Continued)

Revenue and expenses with affiliates for the three and nine months ended September 30, 2017 were as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(Dollars in millions)	2017	2017
Interest Income
Securities borrowed or purchased under resale agreements	$13	$28
Interest Expense
Commercial paper and other short-term borrowings	2	5
Long-term debt	37	97
Securities loaned or sold under repurchase agreements	1	4
Noninterest Income
Fees from affiliates	209	639
Other, net	3	(9)
Noninterest Expense
Other	34	79
At September 30, 2017, the Company had $1.4 billion in uncommitted, unsecured borrowing facilities with affiliates. See Note 6 and Note 7 to these consolidated financial statements for more information on debt due to affiliates.
At September 30, 2017 and December 31, 2016, the Company had derivative contracts with affiliates totaling $2.7 billion and $1.6 billion, respectively, in notional balances, with $2 million and $72 million in net unrealized gains at September 30, 2017 and December 31, 2016, respectively.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. of our 2016 Form 10-K, which is incorporated by reference herein; in addition to the following information.
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
This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. of our 2016 Form 10-K. Due to our size of over $50 billion in assets, we are regarded as systemically significant to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further in "Supervision and Regulation" in Part I, Item 1. of our 2016 Form 10-K.
Following the financial crisis, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see Supervision and Regulation - Regulatory Capital and Liquidity Standards in Part I, Item I. in our 2016 Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital in Part II, Item 7. in our 2016 Form 10-K.
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
Several cities in the United States (including New York, Los Angeles, San Diego, San Francisco, San Jose and Seattle) have adopted responsible banking ordinances and other cities are considering the adoption of similar ordinances. These ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services. In August of 2015, the United States District Court for the Southern District of New York issued an order which invalidated the New York City ordinance on the ground that it was pre-empted by federal and state banking laws. Whether and to what extent other so-called responsible banking ordinances will be challenged and invalidated cannot be predicted at this time.
International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by MUFG and BTMU, laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan, the Federal Reserve and other regulators may adversely affect our activities and investments and those of our subsidiaries in the future.
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
Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal

Reserve, a BHC is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. In September 2017, the Federal Reserve announced that, starting in October 2017, it would begin the process of reducing its $4.5 trillion balance sheet by ceasing the reinvestment of principal on the maturing bonds that it holds. The impact of the Federal Reserve’s unwinding of quantitative easing on the U.S. economy and financial markets cannot be predicted with certainty at this time; however, this change in the Federal Reserve’s monetary policy could result in increased interest rates, changes in customer deposit behavior, and volatility in the financial markets. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.
Refer to "Supervision and Regulation" in Part I, Item 1. in our 2016 Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
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
Neither the presidential administration of the U.S. President, nor the Congress has promulgated detailed proposals with respect to the oversight and regulation of the financial services industry. There could be significant changes in existing laws and regulations relevant to the industry or the introduction of new laws and regulations. In addition, substantial reform of the federal taxation system in the U.S., including a reduction in corporate and personal tax rates, has been mentioned by representatives of the new Administration as an important objective. While such reform could have positive effects on corporate profitability which could benefit the Company and its customers, there could be other potential adverse consequences such as a decrease in the value of tax credits on certain investments we may make. There could also be possible adverse consequences for the economy and the business climate, such as a large increase in federal deficits and increasing interest rates generally, including for the federal government’s borrowing costs. The potential long-run impact of these possible developments remains uncertain.
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
In addition, in October 2017, wildfires occurred in a number of California counties where the Bank has branches and does business. The fires resulted in numerous fatalities and injuries and substantial property damage to homes, businesses and infrastructure in several communities. The Bank’s management is actively assessing the potential adverse consequences for its business from these events. California and other Western states where the Bank does business have been the subject of other major wildfires or natural disasters and it can be expected that these events will continue to occur from time to time in the areas served by the Bank.

Item 6.   Exhibits
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: November 8, 2017	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2017	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: November 8, 2017	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)