Form 10-K
period 2017-12-31
MUFG Americas Holdings Corp
filed 2018-03-02
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
As of February 28, 2018, the number of shares outstanding of the registrant's Common Stock was 147,589,713.
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

ADR	American depositary receipt
Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AMA	Advanced measurement approach
AMT	Alternative minimum tax
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting standards update
BCBS	Basel Committee on Banking Supervision
BHCA	Bank Holding Company Act
BHC	U.S. Bank Holding Company
BTMU	The Bank of Tokyo-Mitsubishi UFJ, Ltd. and its consolidated subsidiaries
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CEA	Credit Examination for the Americas
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
CRA	Community Reinvestment Act
CRO	Chief Risk Officer
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECA	Executive Committee for the Americas
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government-sponsored enterprise
GSIB	Global systemically important banks
HQA Plan	BTMU Headquarters for the Americas Stock Bonus Plan
HQLA	High quality liquid assets
IAA	Internal Audit for the Americas
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value

Glossary of Defined Terms (Continued)

MBS	Mortgage-backed securities
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUAH Plan	MUFG Americas Holdings Corporation Stock Bonus Plan
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
NAV	Net asset value
nm	Not meaningful
NY DFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
ORMD	Operational Risk Management Department
PEP	Petroleum exploration and production
RMBS	Residential mortgage-backed securities
RSU	Restricted stock unit
S&P	Standard & Poor's Ratings Services
SEC	Securities and Exchange Commission
SLR	Supplementary leverage ratio
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
UNBC Plan	UnionBanCal Plan
VaR	Value-at-risk
VIE	Variable interest entity

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

•	The formation of our IHC and the impact of acquisitions on our business and results of operations

•	The impact of changes in our credit ratings including methodology changes adopted by rating agencies

•	Maintenance of casualty and liability insurance coverage appropriate for our operations

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
Early in 2017, the management of MUAH announced a realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Investment Banking & Markets segment into other operating segments. After this realignment, which was implemented during the second quarter of 2017, the Company now has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUSA. We service U.S. Wholesale & Investment Banking, certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally.
The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of BTMU's business in the U.S. (including BTMU's U.S. branches). The Bank and BTMU are parties to a master services agreement whereby the Bank earns fee income in exchange for these services.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $154.6 billion at December 31, 2017.
On July 1, 2016, MUFG designated MUAH as its U.S. Intermediate Holding Company and transferred substantially all its U.S. subsidiaries to the IHC in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards. MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017. The remaining subsidiaries transferred have been included in MUAH's financial results on a prospective basis. The Company issued 11,258,882 shares to BTMU and MUFG in exchange for the transferred subsidiaries. For additional information regarding related party transactions, refer to Note 21 of our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.
All reports that we file or furnish electronically with the SEC, including the Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports, are accessible at no cost at www.unionbank.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.

Lines of Business
Our operations are organized into four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUFG Securities Americas. These segments and their financial information are described more fully in "Business Segments" within our "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. and in Note 22 to our Consolidated Financial Statements included in this Form 10-K.
Employees
At December 31, 2017, we had approximately 13,000 full-time equivalent employees.
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

Supervision and Regulation
BHCs, banks and securities broker/dealers are extensively regulated under federal and state law. This regulation is intended primarily for the protection of bank depositors, brokerage and other customers, the Federal Deposit Insurance Fund, the Securities Investors Protection Fund and the U.S. banking and financial services system as a whole, and not for the benefit of investors in securities issued by a BHC or bank. Set forth below is a summary description of significant laws and regulations and other legal authorities that relate to our operation and those of our subsidiaries, including MUB and MUSA. This summary description of applicable legal authorities is not complete and is qualified by reference to such legal authorities and does not address every legal authority. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted or implemented, could have a material effect on our business and operations.
Principal Federal Banking Laws
BHCA and the GLBA. The Company, MUFG and BTMU are subject to regulation under the BHCA, which subjects us to Federal Reserve reporting, supervision and examination and other requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve. Our activities are limited, with some exceptions, to the business of banking, managing or controlling banks, and other activities that the Federal Reserve deems to be so closely related to banking as to be a proper incident thereto.

The GLBA allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLBA provides a framework for BHCs to engage in new financial activities under certain conditions. MUAH, BTMU and MUFG are financial holding companies under the BHCA. A financial holding company is authorized to engage in an expanded list of activities deemed to be financial in nature or incidental to such financial activity as well as certain specified non-banking activities deemed to be closely related to banking. In order to maintain its status as a financial holding company, a BHC must continue to meet certain standards established by the Federal Reserve. Those standards require that a financial holding company exceed the minimum standards applicable to BHCs that have not elected to become financial holding companies. These higher standards include meeting the “well capitalized” and “well managed” standards for financial holding companies as defined in the regulations of the Federal Reserve. The Federal Reserve has the authority to limit the ability of a financial holding company (or any of its affiliates) to conduct otherwise permissible activities if the financial holding company or any of its depositary institution subsidiaries ceases to meet these standards.  If the deficiencies are not corrected, the Federal Reserve may require that the financial holding company either terminate any activity that is not permissible for a BHC or divest control of a deficient depository institution subsidiary.  Failure to comply can also result in the assessment of civil money penalties against the financial holding company. In addition, a financial holding company must ensure that its U.S. banking subsidiaries meet certain minimum standards under the Community Reinvestment Act of 1977.
National Bank Act. MUB, our principal U.S. banking subsidiary, exists under and is subject to the National Bank Act which, together with the regulations of the OCC, governs many aspects of the corporate activities and banking operations of national banks, including the powers and duties of national banks, the payment of dividends on capital stock, conduct of loan, investment and fiduciary activities, minimum capital ratios, the opening and closing of branches, the acquisition of other banking entities or financial companies and many other matters.
Principal Federal Banking Regulatory Agencies
Federal Reserve. As a BHC and financial holding company, we are subject to the extensive regulation, supervision and examination authority of the Federal Reserve. The Federal Reserve also has extensive enforcement authority over all BHCs. Such authority includes the power to assess civil monetary penalties against any BHC violating any provision of the BHCA or any regulation or order of the Federal Reserve under the BHCA. The Federal Reserve also has the power to order termination of activities or ownership of non-bank subsidiaries of the holding company if it determines there is reasonable cause to believe that the activities or ownership of the non-bank subsidiaries constitutes a serious risk to the financial safety, soundness or stability of banks owned by the BHC. Willful violations of the BHCA or regulations or orders of the Federal Reserve can also result in criminal penalties for the BHC and any individuals participating in such conduct.
Comptroller of the Currency. MUB, as a national banking association, is subject to broad regulation and oversight of all its operations by the OCC, its primary federal banking regulator, and also by the Federal Reserve and the FDIC. MUB is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.
The OCC has extensive enforcement authority over national banks. If, during an examination of a bank, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any laws or regulations, various remedies are available to the OCC, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to increase capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and/or ultimately to terminate the bank’s charter. The OCC also has broad authority to address bank activity it deems to constitute an unsafe or unsound practice.
The OCC has adopted guidelines that establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more, such as MUB. The guidelines establish specific risk management-related roles and responsibilities for three designated functions: a bank’s “front line” public-facing business, independent risk management, and internal audit.

The OCC has also provided additional guidance to national banks for assessing and managing risks associated with third-party relationships, including any business relationship between a bank and another entity, by contract or otherwise. The guidance includes regulatory expectations for planning, due diligence, third-party selection, contract negotiation and ongoing monitoring of third-party relationships that banks should consider when outsourcing bank functions. The guidance could have an impact on MUB’s selection of vendors to which it outsources certain functions and on MUB’s contract negotiations, particularly with respect to representations and warranties and indemnification with the vendors it may select.
In November 2017, BTMU applied to the OCC to convert its state-licensed branches and agencies in the U.S. to federal branches and agencies; the OCC approved the conversion applications and issued federal licenses to such branches and agencies in November 2017.  For additional information, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part I, Item 1A. Risk Factors in this Report on Form 10-K.
Consumer Financial Protection Bureau. The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including MUB. The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and responding to complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. In various public pronouncements and enforcement actions, the CFPB has focused on a variety of practices it deems to be unfair, deceptive or abusive, including the following: credit-card add-on products, including billing of consumers for credit-monitoring services without prior consent; failing to accept or timely post payments; failure to honor loan modifications after the loan servicing is transferred; various debt collection practices, including sending foreclosure notices to borrowers who were current on their loans; and various practices relating to debts owed by service members, such as threatening to contact the members’ commanding officers about loan arrears, or burying the contractual authorization for this practice in the lending contract. The CFPB has also focused on automobile dealer discretionary interest rate markups and on holding banks and other purchasers of such contracts responsible for unlawful disparities in markups charged by dealers to borrowers of different races or ethnicities. The CFPB also has finalized rules that impact many aspects of residential mortgage loans and lending practices, including a requirement that banks develop and implement procedures to ensure compliance with a borrower’s “reasonable ability to repay” test, make new or revised disclosures, and revise policies and procedures for originating and servicing residential mortgage loans. Various pronouncements from recently appointed and other CFPB officers and recent CFPB actions have suggested it is undertaking a review of, and changes to, its past methods and practices, which could give rise to additional operational, regulatory and other risks.
Financial Stability Oversight Council. The Financial Stability Oversight Council (consisting of the Secretary of the Treasury, heads of the federal banking regulatory agencies and the SEC, and certain other officials) provides oversight of all risks created within the U.S. economy from the activities of financial services companies and supports enhanced prudential regulation. It also has the authority to recommend stricter standards for the largest, most interconnected financial services and other firms and where it determines that certain practices or activities pose a threat to financial stability, it may make recommendations to the primary financial regulatory agencies for new or heightened regulatory standards. The Financial Stability Oversight Council must determine which BHCs and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. BHCs over $50 billion in consolidated assets are considered to be “large interconnected bank holding companies” and automatically designated as “systemically significant.” The Company falls within this category, and therefore, is subject to heightened prudential standards including enhanced capital, leverage, and liquidity standards, as well as credit exposure reporting, concentration limits, stress testing and resolution plan requirements.
Dodd-Frank Act and Related Regulations
The Dodd-Frank Act, enacted in 2010, has resulted in sweeping changes to the U.S. financial system. Because we have over $50 billion in assets, we are regarded as “systemically significant” to the financial health of the U.S. economy and, as a result, are subject to enhanced regulatory requirements, as discussed further below. Many provisions of the law have been implemented by rules and regulations of the federal banking agencies, but, as discussed below, certain provisions of the law are yet to be implemented, and therefore the full scope and impact of the law on banking institutions generally and on our business cannot be fully determined at this time. The Dodd-Frank Act also provides authority to the FDIC to serve as receiver in the liquidation of systemically important non-bank financial companies, including BHCs. Liquidation proceedings for such companies will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies. In circumstances where there is a shortfall after assessments on creditors of a failed company, there may be assessments on BHCs with consolidated assets of $50 billion or more, such as the Company.
In November 2017, S. 2155 was introduced in the United States Senate but has not yet been enacted into law. If it were to become law, it would amend Section 165 of the Dodd-Frank Act to increase the minimum total assets required to be a “systemically significant” banking institution to $250 billion from $50 billion. However, the bill would allow the Federal Reserve to apply any prudential standards established under Section 165 to any BHC with total assets of $100 billion or more if the Federal Reserve determines that such action is appropriate to prevent or mitigate risks to the financial stability of the U.S. or to promote the safety and soundness of the BHC taking into consideration its capital structure, riskiness, complexity, financial activities, size and any other risk-related factors the Federal Reserve deems appropriate. If this bill were to become law, it could result in lessened prudential standards being applicable to the Company, which, in turn, could increase the risk profile of the Company.
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
As required by the Dodd-Frank Act, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and FBOs operating in the U.S., such as BTMU. These integrated rules include the Federal Reserve’s resolution plan, capital plan, and stress testing rules, as well as a final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this section.) The final enhanced prudential standards rule addresses a diverse array of regulatory subjects, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For large domestic BHCs, such as the Company, and FBO’s operating in the U.S., such as BTMU, the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule-makings, as described in this section, but also imposed certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.
In March 2016, the Federal Reserve re-proposed its single counterparty credit limit rule. The re-proposed rule would impose a general limit on the credit exposure to an unaffiliated counterparty of a U.S. or foreign bank holding company with $50 billion or more in total consolidated assets and any IHC to a maximum of 25% of such company's total capital. A stricter credit exposure limit of 25% of Tier 1 Capital is applied to such a company which has $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. The strictest restrictions would apply to such a BHC which is classified as a globally systemic important banking organization. For such companies, a credit exposure limit to unaffiliated major counterparties (with assets of $500 billion or more) of 15% of Tier 1 Capital would be applied in addition to application of an aggregate net credit exposure limit to other counterparties of 25% of Tier 1 capital.
The final enhanced prudential standards rules relating to FBOs are similar in various respects to those adopted for large domestic BHCs, such as enhanced requirements relating to risk management, including liquidity risk management and capital adequacy and liquidity stress testing. However, the final FBO rules differ in various respects from the domestic BHC rules. For example, a large FBO must certify to the Federal Reserve that it meets capital adequacy standards established by its home country supervisor that are consistent with the BCBS framework. If the FBO does not satisfy such requirements, the Federal Reserve may impose requirements, conditions or restrictions on its U.S. activities.
In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. (such as BTMU) operate in the U.S. through an IHC structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. U.S. branches of FBOs, such as those of BTMU, are excluded from this requirement. The final FBO standards had a July 1, 2016 initial compliance date and generally deferred application of a specified IHC leverage ratio until 2018. MUAH became the IHC for the U.S. operations of MUFG and BTMU on July 1, 2016.
Additionally, in December of 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The Company, which serves as MUFG’s designated IHC in the U.S., will be required to maintain a minimum amount of total loss-absorbing capacity, which must be met with a combination of Tier 1 regulatory capital and long-term debt. Due to MUFG’s single point of entry resolution approach, the Company will be subject to a minimum level of Internal TLAC, which must be issued either to a foreign company that controls the Company (in this case BTMU or MUFG) or to another directly or indirectly wholly-owned foreign subsidiary of MUFG. TLAC Tier 1 regulatory capital is intended to absorb ongoing losses, while the conversion of TLAC eligible long-term debt into common equity is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019.
Under the Dodd-Frank Act and Federal Reserve regulations, a BHC is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Under these requirements, a BHC may be required to contribute additional capital to an undercapitalized subsidiary bank. However, this additional capital may be required at times when the BHC may not have the resources to provide such support, or may not be inclined to provide such support under the then existing circumstances.
The federal financial regulatory agencies adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The final rule generally prohibits banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and associated options for their own account. The final rule provides exemptions for certain activities, including certain types of market making, underwriting, hedging of specific, identifiable risks of individual or aggregated positions, and trading in U.S. government, agency, state and municipal obligations. These exemptions are limited if they involve a material conflict of interest, a material exposure to high-risk assets or trading strategies, or a threat to the institution’s safety and soundness or to that of the U.S. financial system. The rules also exempt trading for customers in a fiduciary capacity or in riskless principal trades, subject to certain requirements.
The Volcker Rule also prohibits banking entities from owning or sponsoring hedge funds and private equity funds (covered funds), subject to certain exclusions. MUB sold the vast majority of its non-conforming private equity fund interests after the Volcker Rule was proposed.
The Volcker Rule also provides compliance requirements generally requiring banking entities to establish an internal compliance program reasonably designed to ensure and monitor compliance with the final rules. As a larger banking entity, the Company was required to establish a more detailed compliance program.
Although we have incurred increased compliance costs as a result of the Volcker Rule, we do not anticipate a material adverse impact to our financial results as revenue from prohibited proprietary trading and covered fund investment activities does not contribute significantly to our financial results.
The Dodd-Frank Act also changed the existing standard for the federal preemption of state consumer financial laws to allow a court or the OCC to preempt a state consumer financial law only if it discriminates against national banks, prevents or significantly interferes with the exercise by the national bank of its powers or the state law is preempted by another federal law. This change was intended to allow greater regulation of national banks under state law and may result in increased consumer protection requirements being imposed on national banks. The Dodd-Frank Act also eliminated the extension of federal preemption under the National Bank Act to operating subsidiaries of national banks negating certain OCC regulations and court decisions. The Act also authorized state law enforcement authorities to bring lawsuits under state law against national banks, thus subjecting national banks to varying and potentially conflicting interpretation of law by state attorneys general and state agencies. This could result in increased compliance costs for national banks. The Act also required the OCC to make preemption determinations on particular state consumer financial laws on a case-by-case basis, rather than making preemption determinations on broad categories of laws.
Regulatory Capital and Liquidity Standards
The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as off-balance sheet exposures, such as letters of credit.
Regulatory Capital Rules. The Federal Reserve and the other U.S. federal banking agencies have adopted final rules to implement the Basel III capitalization rules of the BCBS for banking organizations located in the United States (U.S. Basel III). The U.S. Basel III Rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. In December 2014, MUAH received approval from the Federal Reserve to opt-out of the advanced approaches rules for the holding company. MUAH became subject to the U.S. Basel III Rules on January 1, 2015, with certain provisions subject to a phase-in period. MUB previously opted-in to the advanced approaches risk-based capital rules, and therefore was required to comply with the U.S. Basel III capital rules beginning on January 1, 2014. However, in October 2017, the OCC approved MUB's request to opt-out of the U.S. Basel III advanced approaches rules, including MUB's one-time permanent election to exclude certain components of AOCI from its regulatory capital calculations, effective September 30, 2017. The U.S. Basel III Rules generally establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, and higher leverage ratios and capital conservation buffers that are added to the minimum capital requirements and must be satisfied for banking organizations to avoid becoming subject to certain limitations on dividends and discretionary bonus payments to executive officers. The U.S. Basel III Rules also implement higher minimum capital requirements.
The U.S. Basel III Rules also provide for various adjustments and deductions to the definitions of regulatory capital that became fully effective on December 31, 2017. Under these rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements (equal to 2.50% of its total risk-weighted assets). The capital conservation buffer is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and is being implemented on a phased-in basis over a four-year period (increasing by that amount on each subsequent January 1, until it reaches the 2.5% standard on January 1, 2019).
In January 2014, the BCBS issued an updated version of its leverage ratio and disclosure guidance (the “Basel III Leverage Ratio”). The BCBS guidance continues to set a minimum Basel III leverage ratio of 3%. In April 2016, the BCBS proposed, among other things, that for purposes of calculating the denominator of the leverage ratio, off-balance sheet exposures of banks to securitization transactions should be treated the same as such exposures are treated under the Basel Committee revisions to its securitization framework for risk-based capital. Final implementation of the Basel III Leverage Ratio is expected in 2018. The BCBS is expected to collect data during this observation period to assess whether a minimum leverage ratio of 3% is appropriate over a full credit cycle and for various types of business models and to assess the impact of using either common equity Tier 1 capital or total regulatory capital as the numerator.
Prompt Corrective Action. Under the OCC’s prompt corrective action regulations (established pursuant to Section 38 of the Federal Deposit Insurance Act), a bank is assigned to one of five capital categories ranging from “well-capitalized” to “critically under- capitalized.” Institutions that are “under-capitalized” or lower are subject to increasingly more restrictive mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee the bank’s compliance with the plan. The OCC has amended its prompt corrective action regulations to reflect the changes made to the regulatory capital requirements by the U.S. Basel III Rules.
For additional information regarding the regulatory capital positions of MUAH and MUB, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” in Part II, Item 7 of this Report on Form 10-K and Note 18 to our Consolidated Financial Statements in this Report on Form 10-K.
Comprehensive Capital Analysis and Review Program. Additionally, the Company is required to file an annual capital plan under the Federal Reserve’s CCAR program. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. Depending on the circumstances, failure to attain a non-objection of a BHC’s CCAR plan from the Federal Reserve could have a variety of adverse consequences for the institution, including a requirement to augment capital, restrain growth or other adverse consequences. The Federal Reserve’s capital plan and stress testing rules for bank holding companies provide that the Federal Reserve may not object to a capital plan on the basis of qualitative deficiencies in the BHC’s capital planning process if the BHC has total consolidated assets of at least $50 billion, but less than $250 billion, and nonbank assets of less than $75 billion, and is not controlling a U.S. global systemically important bank (large but noncomplex firms). Under these rules, such bank holding companies’ capital planning processes will be evaluated during the Federal Reserve’s regular ongoing supervisory activities.
Liquidity Coverage Ratio. The U.S. banking agencies adopted a rule which implements a standardized quantitative liquidity requirement generally consistent with the LCR standard which was included in the Basel III framework of the BCBS. This LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using specified liquidity inflow and outflow assumptions (that produce net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR standard generally applies to all internationally active banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the rule also applies a less stringent, modified LCR to BHCs that are not internationally active, and have more than $50 billion in total assets (such as the Company). Under the LCR rule, financial institutions must maintain an LCR equal to at least 100% based on the entity’s total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. The Company is in compliance with the requirements of the modified LCR standard.
The Company may also become subject to a U.S. version of BCBS’ Net Stable Funding Ratio requirements which are designed to promote more medium- and long-term funding of the assets and activities of an institution over a one-year time horizon. In May 2016, federal banking agencies proposed a net stable funding ratio rule that will require large banking organizations to maintain a minimum level of stable funding relative to the liquidity of their assets, derivatives, and commitments, over a one-year period. The proposed rule would apply more stringent requirements to bank holding companies with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposure. Holding companies with less than such amounts of assets but more than $50 billion in total consolidated assets would be subject to less stringent requirements. Comments on the proposed rule were due in August 2016, and effectiveness is expected in 2018. The Federal Reserve’s rules also require that large banking organizations publicly disclose their consolidated LCRs each quarter based on averages over the prior quarter. Firms are also required to disclose their consolidated HQLA amounts, broken down by HQLA category.
Other Federal Laws and Regulations Affecting Banks
There are additional requirements and restrictions in the laws of the U.S. and states in which MUB and its subsidiaries may conduct operations. The consumer lending and other finance activities of MUB are also subject to extensive regulation under various state laws as well as the federal laws discussed above. Furthermore, due to BTMU’s controlling ownership of the Company, regulatory requirements adopted or enforced by the Government of Japan may have an effect on the activities and investments of the Company in the future.

Deposit Insurance. Deposits of MUB are insured up to statutory limits (presently $250,000 per depositor, subject to certain exceptions) by the FDIC and, accordingly, are subject to deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole.
As required by the Dodd-Frank Act, the FDIC adopted a comprehensive, long-range “restoration” plan for the deposit insurance fund to better ensure the adequacy of the fund’s reserves relative to total insured deposits in the U.S. The ultimate effect on our business of legislative, regulatory and economic developments on the deposit insurance fund cannot be predicted with any certainty.
The FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of its depositors (including claims by the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as receiver would be afforded a priority over other general unsecured claims against such an institution. If an insured depository institution fails, claims of insured and uninsured depositors and the FDIC will be placed ahead of unsecured, non-deposit creditors, in order of priority of payment.
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
In September of 2016, the OCC adopted guidelines establishing standards for recovery planning by national banks with total consolidated assets of $50 billion or more, such as MUB. The guidelines require such larger banks to undertake recovery planning to be able to respond quickly to and recover from the financial effects of severe stress on the bank. The recovery plan should identify triggers that reflect the bank’s particular vulnerabilities and identify a wide range of credible options that the bank could undertake to preserve or restore financial strength and viability and provide that the bank will notify the OCC of any significant breach of a trigger and actions taken or to be taken in response. Banks with total assets of more than $100 billion but less than $750 billion, such as MUB, were required to comply with these new requirements on or before January 1, 2018. MUB is in compliance with these requirements. The OCC is empowered to order enforcement of the guidelines and may assess civil money penalties against and require other actions of banks which fail to meet these standards.
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
Fair Lending Laws. MUB is subject to the Equal Credit Opportunity Act of 1974, and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers without regard to sex or marital status. Moreover, the statute makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant’s income derives from any public assistance program; or (3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage, on a prohibited basis, an application for credit.
MUB is also subject to the Federal Housing Act, which makes discrimination in home lending illegal, as well as the Americans with Disabilities Act, which requires banks to reasonably accommodate individuals with disabilities. Banks are periodically examined for compliance with these fair lending laws and other related laws. The banking regulators are required to refer matters relating to these fair lending laws to the Department of Justice for possible investigation and further appropriate action under civil penalty statutes whenever the regulator has reason to believe that a creditor has engaged in a pattern or practice of conduct that may violate these laws.
Bank Secrecy Act and Office of Foreign Assets Control Regulations. The banking industry is subject to extensive regulatory controls and processes under the Bank Secrecy Act and related anti-money laundering laws. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. The U.S. has also imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These rules are administered by the OFAC. Included among the OFAC restrictions are limitations or prohibitions on engaging in financial transactions involving a sanctioned country, entity or person, and prohibitions on transfers of blocked property and bank deposits subject to U.S. jurisdiction. Failure to comply with these requirements may adversely affect the Company’s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions and additionally could result in substantial monetary fines, penalties and other sanctions.
Affiliate Transactions. MUB and its affiliates are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on loans by MUB to, and other transactions with, its affiliates (including a requirement that such transactions with MUB be based on arm’s-length terms). Dividends payable by MUB to MUAH are subject to restrictions under a formula imposed by the OCC unless express approval is given by the OCC to exceed these limitations.
Customer Information Security. The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. MUB has adopted a customer information security program. In addition, each agency has published its standards and expectations for banks to protect their own data, information technology and other assets and operations from unauthorized intrusion and vulnerability to malicious cyber-attack to the greatest degree possible.
Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures and applicable law. MUB implemented its privacy policy, which provides that all of its existing and new customers will be notified of MUB’s privacy policies. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which increased the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among affiliated companies for the purpose of cross-marketing products and services between those affiliated companies. Certain state laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries.
Overdraft and Interchange Fees; Interest on Demand Deposits. The Federal Reserve has adopted amendments under its Regulation E that now impose restrictions on banks’ ability to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to an overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, also requires the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks.
Regulation of MUSA
MUSA is a registered broker-dealer and member of the Financial Industry Regulatory Authority (“FINRA”). MUSA was previously a Futures Commission Merchant and a member of the National Futures Association (“NFA”). However, it effectively deregistered in 2017.
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
In addition to the net capital requirements as a self-clearing broker-dealer, MUSA is subject to cash deposit and collateral requirements with clearing houses, such as the Depository Trust & Clearing Corporation, Options Clearing Corporation and Fixed Income Clearing Corporation, which may fluctuate significantly from time to time based upon the nature and size of clients’ trading activity and market volatility.
Future Legislation or Regulatory Initiatives
The economic and political environment of the past several years has led to a number of proposed legislative, governmental and regulatory initiatives, at both the federal and state levels, certain of which are described above, that may significantly impact our industry. These and other initiatives could significantly change the competitive and operating environment in which we and our subsidiaries operate. We cannot predict whether these or any other proposals will be enacted or the ultimate impact of any such initiatives on our operations, competitive situation, financial condition or results of operations.
During 2017, the Trump Administration appointed new leadership in key positions at the Federal Reserve, OCC, FDIC and CFPB. New leadership at the Federal Reserve has expressed its intentions to explore opportunities to improve the efficiency, transparency and simplicity of its regulatory supervision. This initiative may involve small bank capital simplification, resolution planning burden reduction, stress test enhancements and increasing submission cycles from one to two years, leverage ratio recalibration, Volcker Rule simplification, and reconsideration of existing LCR and TLAC standards, and have as its objective to reconsider the effects of these existing regulatory frameworks on the resiliency and resolvability of the financial system, credit availability, economic growth and their respective and collective costs and benefits. Whether and to what extent these leadership changes will result in new regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business in the U.S., cannot be predicted at this time.
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
During the fiscal year ended December 31, 2017, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, BTMU, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by BTMU’s customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the fiscal year ended December 31, 2017, the aggregate interest and fee income relating to these transactions was less than ¥130 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with BTMU outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, BTMU receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the fiscal year ended December 31, 2017, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥7 million, representing less than 0.001 percent of MUFG’s total fee income. BTMU also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥60 million, representing less than 0.0001 percent of MUFG’s total loans, as of December 31, 2017. For the fiscal year ended December 31, 2017, the aggregate gross interest and fee income relating to these loan transactions was less than ¥50 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
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
Financial Information
See our Consolidated Financial Statements beginning on page 83 of this Form 10-K for financial information about MUAH and its subsidiaries.

ITEM 1A.   RISK FACTORS
The following discussion sets forth material risk factors that could affect our financial condition and operations:
Industry Factors
In the past decade, U.S. and global economies experienced a serious recession, unprecedented volatility in the financial markets, significant deterioration in sectors of the U.S. and global consumer and business economies and a slow economic recovery, all of which presented challenges for the banking and financial services industry and for MUAH. The U.S. government responded to these circumstances in the U.S. with a variety of measures and while U.S. economic activity has significantly improved in recent years, there can be no assurance that this progress will continue or will not reverse. The U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate U.S. economic conditions. These challenges may be intensified over time as a result of the new federal tax legislation signed into law in December of 2017 if federal budget deficits were to increase.
In the past decade, adverse financial and economic developments impacted the U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for MUAH. These developments included a general recession both globally and in the U.S. followed by a slow economic recovery accompanied by unprecedented volatility in the financial markets.
In response, various significant economic and monetary stimulus measures were implemented by the U.S. Congress and the Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has begun to modify certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet. U.S. economic activity has significantly improved, but there can be no assurance that this progress will continue or will not reverse.
The challenges to the level of economic activity in the U.S., and also to the banking industry, have also been exacerbated at times since the recession by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits. These political developments led to a downgrade from “AAA” to “AA+” by one credit rating agency of the long-term sovereign credit rating of the United States debt, although other credit rating agencies did not take such action. Although the concerns about the U.S. sovereign debt have lessened, there can be no assurance that the earlier political disagreements regarding the federal budget and the substantial federal deficits will not occur again in the future between the Trump Administration and the present Congress. Any such future disagreements, if not resolved, could result in further downgrades by the rating agencies with respect to the obligations of the U.S. federal government. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. Any such developments could also have adverse consequences for the securities repurchase business conducted by MUSA, which relies upon both the credit quality of bonds issued by the U.S. federal government and the smooth functioning of the markets using such bonds as collateral. It is also possible that the federal government’s fiscal and budgetary challenges could be intensified over time as a result of the new federal tax legislation signed into law in December of 2017 if the reductions in tax rates result in increased federal budget deficits.
Difficult market conditions have adversely affected the U.S. banking industry
In the years following the recession, the resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected our business, financial condition and results of operations for several years. Although the economic conditions in our markets, including California in particular, and in the U.S. in general have significantly improved in recent years, there can be no assurance that these conditions will continue to improve, especially given the fact that the U.S. economic expansion is becoming extended in its duration. In addition, turbulent political and economic conditions in foreign countries have in recent years negatively impacted the U.S. financial markets and economy in general and may do so in the future. A worsening of these conditions would likely exacerbate the adverse effects of market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•
Our ability to assess the creditworthiness of our customers and counterparties may be impaired if the methods and approaches we use to select, manage, and underwrite our customers and counterparties become less predictive of future behaviors.

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

•
Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our broker-dealer, and asset management and trust businesses. MUSA is exposed to the price risk of such securities where it holds inventory to meet expected customer demand. MUSA's debt capital markets fee income would also be detrimentally impacted from sustained periods of fixed income price volatility. MUB's fee income may also decline since its asset management and trust business fees are primarily based upon the values of assets it manages and declines in the values of those assets proportionately reduce the amount of its fees charged.

•	Declines in oil and gas prices have led to deterioration in our oil and gas credit portfolio and further declines would likely result in additional deterioration in the portfolio.

•
Competition in our industry could intensify as a result of the increasing consolidation of financial services companies, the enhanced ability of banks to expand across state lines under the Dodd-Frank Act and competition from less regulated nonbank financial services companies many of whom are using new technologies to deliver their services. For additional information, see “Substantial competition could adversely affect us” in Part I, Item 1A. “Risk Factors” in this Form 10-K.

•
We may incur goodwill impairment losses in future periods. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill Impairment Analysis” in Part II, Item 7. and Note 5 to our Consolidated Financial Statements included in this Form 10-K.

•
Statements by the Trump Administration before and after the November 2016 presidential election on international trade and investment issues raise a variety of questions regarding the laws affecting U.S. foreign trade and investment, including calls for renegotiation or withdrawal from the North American Free Trade Agreement and possible tariffs on products from Mexico and Canada, withdrawal of the U.S. from the Trans-Pacific Partnership, withdrawal from the World Trade Organization if it is not changed to allow higher U.S. tariffs on products from Mexico and calls for stronger enforcement of trade remedies such as anti-dumping and countervailing duties.  It remains unclear at this time as to which, if any, of these proposed measures might be implemented.  The possible effect of such measures and proposals on international trade between the U.S. and other countries and on the level of economic activity in the U.S., as well as possible volatility in the financial markets generally, cannot be predicted.

The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition, or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult
We are subject to significant federal banking and federal and state securities regulation and supervision, which is primarily for the benefit and protection of our depositors and other customers and the Federal Deposit Insurance Fund and the banking system as a whole and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This can be expected to continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of perceived noncompliance, which could result in the imposition of significant penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may divert management attention from our business operations.
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
This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation - Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. of this Form 10-K. Due to our size of over $50 billion in assets, we are regarded as systemically significant to the financial health of the U.S. economy and, as a result, are subject to additional regulations as discussed further in "Supervision and Regulation" in Part I, Item 1. of this Form 10-K.
Following the 2008 financial crisis, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see Supervision and Regulation - Regulatory Capital and Liquidity Standards in Part I, Item I. of this Form 10-K and Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital in Part II, Item 7. of this Form 10-K.
In November 2017, proposed legislation was introduced in the U.S. Senate that would, if enacted into law, amend various provisions of the Dodd-Frank Act, including increasing the asset threshold for a banking institution to be considered “systemically significant” from $50 billion to $250 billion, subject to possible exceptions.  For additional information, see “Supervision and Regulation” in Part I, Item 1. of this Form 10-K.  In addition, in June of 2017, the U.S. Treasury Department issued a report to the President calling for many revisions in the regulatory landscape in the U.S. which would be aimed at lessening the regulatory burden on financial institutions.  It cannot be predicted whether any such pending legislation will be enacted or whether any of the proposals of the Treasury Department will be adopted in the form of legislation or new regulations, but such measures, if enacted or adopted, could lessen prudential standards applicable to many banking institutions, including the Company which, in turn, could increase their risk profile generally.
The need to maintain more and higher quality capital under the banking agencies capital rules, as well as greater liquidity, could limit the Company’s lending and other business activities and its ability to expand, either organically or through acquisitions. It could also result in the Company taking steps to increase its capital or being limited in its ability to pay dividends or otherwise return capital to its shareholder, or selling or refraining from acquiring assets. In addition, the regulatory liquidity standards could limit the Company’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective.

The capital rules of the U.S. federal banking agencies as well as the various other regulations referred to above, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business or lead us to stop, reduce or modify our products and services.
Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, include reducing or eliminating over time the role of the GSEs (Fannie Mae and Freddie Mac) in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on the Bank’s residential mortgage lending business. In addition, any impact of such changes upon the credit quality of GSE’s and therefore, upon agency MBS securities held by MUAH could result in material reductions in valuations, as well as adverse impacts upon MUSA’s agency MBS trading business.
Several cities in the United States (including New York, Los Angeles, San Diego, San Francisco, San Jose and Seattle) have adopted responsible banking ordinances and other cities are considering the adoption of similar ordinances. These ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services. In August of 2015, the United States District Court for the Southern District of New York issued an order which invalidated the New York City ordinance on the ground that it was pre-empted by federal and state banking laws. The case has now been dismissed. Whether and to what extent other so-called responsible banking ordinances will be challenged and invalidated cannot be predicted at this time.
As a result of supervisory actions against Wells Fargo Bank, N.A., highlighting customer abuses in the banks’ retail branch network which may have arisen at least in part from incentive compensation arrangements related to cross-selling of products and services, the federal bank regulators conducted a horizontal examination of large and mid-sized banks in the U.S. in which they issued requests for information on sales practices and incentive compensation programs at such banks. The increased regulatory focus on these subjects could lead to additional regulations and compliance costs which could impact the retail banking industry in the U.S.
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
We maintain systems and procedures designed to comply with applicable laws and regulations. However, some legal/regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if reasonably designed compliance systems and procedures were in place at the time. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation. Legal or regulatory compliance failure may also adversely affect our ability to obtain regulatory approvals for future strategic initiatives.  Furthermore, failure to take necessary corrective action, or the discovery of violations of laws in the process of implementing any corrective measures, could result in further regulatory action.
Additionally, our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve, a BHC is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain deposits accepted by banks and borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. In the fall of 2017, the Federal Reserve began the process of reducing its $4.5 trillion balance sheet by ceasing the reinvestment of principal on the maturing U.S. bonds that it holds. The impact of the Federal Reserve’s unwinding of quantitative easing on the U.S. economy and financial markets cannot be predicted with certainty at this time; however, this change in the Federal Reserve’s monetary policy could result in increased interest rates, changes in customer deposit behavior, and volatility in the financial markets. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.
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
The sweeping reform of the federal taxation system in the U.S., including a reduction in corporate and personal tax rates, as contained in the federal tax legislation which was enacted in December 2017, made many changes in the tax laws relevant to our business.  While such reform could have positive long-term effects on corporate profitability which could benefit the Company and its customers, there could be other potential adverse consequences such as a decrease in the value of tax credits on certain investments we may make. There could also be possible adverse consequences for the economy and the business climate, such as a large increase in the federal deficits and increasing interest rates generally, including for the federal government’s borrowing costs. The potential long-run impact of these possible developments remains uncertain. For additional information regarding the possible effects of the changes in the U.S. federal tax laws on our business, see “The changes in the U.S. tax laws effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and some of which may be negative” below in this Risk Factors section.
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
The need to account for assets at market prices may adversely affect our results of operations
We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate that value. Because generally accepted accounting principles in the U.S. require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. During periods of adverse conditions in the capital markets, we may be required to recognize other-than-temporary impairments with respect to securities in our investment portfolio and such conditions could also result in mark-to-market losses in our trading portfolios at MUSA. Alternatively, decreases in interest rates could result in an acceleration of loan prepayments that could adversely affect our profitability.
Fluctuations in interest rates on loans could adversely affect our business
Significant increases in market interest rates on loans or other fixed income investments, or the perception that an increase may occur, could adversely affect our current loan and investment portfolios and ability to originate new loans and our ability to grow. Any such increases in interest rates could also diminish the flow of corporate debt offerings in the securities markets generally and this could adversely impact the investment banking business of MUSA which is dependent on the sales of debt securities issued by its customers. Conversely, decreases in interest rates could result in an acceleration of loan prepayments. An increase in market interest rates could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business.
Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and the trading portfolio of MUSA and could also adversely impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For several years after the recession, the Federal Reserve’s highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) placed downward pressure on the net interest margins of U.S. banks, including MUB. Starting in late 2016, the Federal Reserve began to gradually raise interest rates and in the fall of 2017 announced that it would begin to gradually reduce its $4.5 trillion balance sheet.  The impact of these measures on the U.S. economy and financial markets cannot be predicted with certainty at this time.  For additional information, see “The effects of changes or increases in, or supervisory enforcement of, banking, securities, or other laws and regulations or governmental fiscal or monetary policies could adversely affect us” above in this Risk Factors section. For additional information, see Part I, Item 1. "Business - Supervision and Regulation - Principal Federal Banking Agencies" in this Form 10-K.
Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, which may increase our funding costs and adversely affect our liquidity position
Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with other providers. In addition, our level of deposits may be affected by a lack of consumer confidence in financial institutions, which has caused fewer depositors to be willing to maintain deposits that are not fully insured by the FDIC. Depositors may withdraw certain deposits from MUB and place them in other institutions or invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury. These consumer preferences may force us to pay higher interest rates or reduce fees to retain certain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
As interest rates rise from the historically low levels of recent years, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past, and if the recovery of the U.S. economy continues, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.
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
Substantial competition could adversely affect us
Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many nonbank financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. While we are part of MUFG, one of the largest global financial institutions, MUAH, MUB and MUSA are separate entities from their parent and other affiliates, and our competition includes a number of large financial institutions and securities firms operating in our U.S. markets that have substantial capital, technology and marketing resources, which are well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from various economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than ours, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of provisions of the Dodd-Frank Act which permit the establishment of new branches in states other than their home state by national banks, state banks and foreign banks to the same extent as banks located in the other states.
There are an increasing number of non-bank competitors providing financial services
Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone without banks. In addition, so-called “marketplace lenders” have been expanding their market share of consumer, mortgage and small business loans. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints and burdens. If consumers and small businesses do not use banks for their borrowings or to complete their financial transactions, we could potentially lose interest and fee income, deposits and income generated from those deposits and other financial transactions.
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
The continuing war on terrorism, overseas military conflicts, unrest and political developments in other countries and the U.S. could adversely affect U.S. and global economic conditions
Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, including the Middle East, may result in a disruption of U.S. and global economic and financial conditions and increases in energy costs and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets. In addition, continuing global tensions may result in new and enhanced U.S. economic sanctions against other governments or entities which may increase our compliance costs under the regulations of OFAC and other federal or state agencies. Although we have not experienced an adverse impact on our business from the British vote to exit the European Union (known as Brexit), potential changes in the European Union may have negative consequences to the global and U.S. economies and to our customers.
The Far East, including the Korean peninsula, China and Japan, has continued to be subject to political tensions and potential volatility. In the event these conditions were to worsen, there could be material adverse economic consequences for the region, including for Japan, where our parent, BTMU, has a substantial portion of its assets and business. If BTMU’s business were to sustain seriously adverse conditions from such circumstances, this could result in an adverse impact on BTMU’s ability to support MUAH’s business in the U.S.
Company Factors
Adverse economic factors affecting certain industries we serve could adversely affect our business
We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the recessionary environment and lack of liquidity in the financial markets as the financial crisis ensued in 2008. The home building and mortgage industries in California also were especially adversely impacted by the deterioration in residential real estate markets. Our commercial and industrial credit portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions and other emerging developments that are disruptive to their customary business models. Volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. MUSA provides financing through repurchase transactions to mortgage real estate investment trusts (REITs) collateralized by U.S. agency-backed mortgages held by such trusts. MUSA also has established a trading business in U.S. agency-backed mortgages. A down-turn in the real estate sector in the U.S. could adversely impact the creditworthiness of these mortgage REITs, and could adversely impact MUSA’s business and results of operation. Conditions remain uncertain in various industries and could produce elevated levels of charge-offs.
The recently enacted federal tax legislation imposes various new limits on the ability of taxpayers to deduct on their federal income tax returns the interest they pay on residential mortgage loans, as well as their state and local property taxes. These changes could have negative consequences for residential market values which could, in turn, have adverse impacts on MUB’s existing residential mortgage loan portfolio and on the volume of newly-originated residential mortgage loans in the future.
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
Changes to the operating framework or functioning of the mortgage securities market in securities sponsored by the GSE’s could also have an adverse impact on our exposure to mortgage-backed assets in both our banking and securities businesses.
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
In addition, until 2013, the State of California had experienced budget shortfalls or deficits that led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved, in the November 2012 general elections, certain increases in the rate of income taxation in California and California’s budgetary situation has improved considerably (with a budget surplus being forecast for the coming year by the nonpartisan legislative analyst). However, there can be no assurance that the state’s fiscal and budgetary challenges will not recur. Also, municipalities and other governmental units within California have been experiencing budgetary difficulties, and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units.
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
In addition, in the fall of 2017, wildfires occurred in a number of California counties where the Bank has branches and does business. The fires resulted in numerous fatalities and injuries and substantial property damage to homes, businesses and infrastructure in several communities. California and other Western states where the Bank does business have been the subject of other major wildfires or natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and these natural disasters may adversely affect the Bank’s business.
Our stockholder votes are controlled by The Bank of Tokyo-Mitsubishi UFJ and Mitsubishi UFJ Financial Group, Inc.
BTMU, a wholly-owned subsidiary of MUFG, and MUFG own all of the outstanding shares of our common stock. As a result, BTMU and MUFG can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity or debt securities, incurring debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to BTMU or MUFG.
A majority of our directors are independent of MUFG and BTMU and are not officers or employees of MUAH or any of our affiliates, including MUFG or BTMU. However, because of MUFG’s and BTMU’s control over the election of our directors, they could at any time change the composition of our Board of Directors so that the Board would not have a majority of independent directors.
The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations
A substantial part of our operations have been historically funded independently of BTMU and MUFG, and we believe our business is not necessarily closely related to the business or outlook of BTMU or MUFG. However, in December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. As a result, although we make an effort to diversify our sources of liquidity, we will be required to maintain a minimum of TLAC-eligible debt because of our affiliation with BTMU. If BTMU and MUFG’s credit ratings or financial condition or business prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. For additional information, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in this Form 10-K.
BTMU and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese, U.S. and other regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action any such authority might take against BTMU or MUFG. For example, in June 2013, BTMU entered into a consent agreement with the NY DFS under which it made a civil monetary payment of $250 million to resolve issues relating to the clearing of certain U.S. dollar payments that were routed through its New York branch office from 2002 to 2007. In addition, in November 2014, BTMU entered into a consent agreement with the NY DFS under which it made a civil monetary payment of $315 million to resolve issues relating to instructions given to PricewaterhouseCoopers LLP and the disclosures made to the NY DFS in connection with BTMU's 2007 and 2008 voluntary investigation of BTMU's U.S. dollar clearing activity toward countries or parties subject to U.S. economic sanctions. Under the terms of the agreement with the NY DFS, BTMU agreed to take certain additional remedial actions. These remediation efforts are ongoing. In November, 2017, BTMU applied to the OCC to convert its state-licensed branches and agencies in the U.S. to federal branches and agencies and the OCC approved the conversion applications and issued federal licenses to BTMU’s U.S. branches and agencies. As a result, these branches and agencies are now supervised by the OCC and are no longer supervised by state regulatory authorities. As a condition of the OCC’s approval of the conversion applications, the OCC required BTMU’s primary New York branch to enter into a consent order with the OCC that supersedes and contains nearly identical substantive requirements as the 2013 and 2014 NY DFS consent agreements. BTMU’s remediation efforts under the OCC consent order are ongoing. The OCC and BTMU are establishing an ongoing regulatory relationship and the nature of that relationship will continue to evolve over time.
The NY DFS contests the validity of BTMU’s OCC licenses and alleges that the NY DFS continues to have the authority to bring an enforcement action against BTMU based on events that occurred prior to the conversion of the licenses.  Those issues are the subject of a litigation filed on November 8, 2017 captioned The Bank of Tokyo-Mitsubishi UFJ, Ltd. v. Maria Vullo,17-cv-08691-SHS, which is currently pending in the United States District Court for the Southern District of New York.
BTMU has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States, Europe and Asia, which are or were conducting investigations into past submissions made by panel members, including BTMU, to the bodies that set various interbank offered rates. BTMU is cooperating with these investigations and has been conducting an internal investigation. MUB is not a member of any of these panels or involved in any such investigations. In addition, BTMU and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters including the trading of financial instruments, the prices of which can be affected by interbank offered rates. BTMU has also been named as a defendant in a number of civil lawsuits, including putative class actions, in the United States and Canada alleging foreign exchange market misconduct. While certain of these lawsuits have been settled without any admission of wrongdoing and there have been various procedural and potentially substantive developments in other pending cases, it is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as an affiliate of MUFG.

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
Since MUB, MUSA, MUAH and BTMU all compete in U.S. banking markets, ownership interests in MUFG’s common stock held by certain of our directors or officers, or services provided by those individuals as a director or officer or other employee of BTMU, could create or appear to create potential conflicts of interest. In addition, a number of the executive officers of MUAH and MUB also serve as executive officers of BTMU’s U.S. branch operations, which could increase or appear to increase the risks of potential conflicts of interests with MUFG and BTMU. While the corporate governance policies adopted by MUAH, MUB, MUFG and BTMU address such potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.
Restrictions on dividends and other distributions could limit amounts payable to us
As a holding company, a portion of MUAH’s cash flow may come from dividends our bank and non-bank subsidiaries pay to us. Various statutory provisions restrict the amount of dividends our subsidiaries can pay to us without prior regulatory approval. Our securities broker-dealer subsidiary, MUSA, is also subject to regulatory net capital rules which limit its ability to pay dividends. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.
Risks associated with potential acquisitions, divestitures, integrations or restructurings may adversely affect us
We have in the past sought, and may in the future seek, to expand our business by acquiring other businesses which we believe will enhance our business. We cannot predict the frequency, size or timing of our acquisitions, as this will depend on the availability of otherwise suitable prospective target opportunities at valuation levels we find attractive and the competition for such opportunities from other parties. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals due to operational limitations, regulatory restrictions on our own activities, or other reasons. Unexpected contingent liabilities can arise from the businesses we acquire. Acquisitions may also lead us to enter geographic and product markets in which we have limited or no direct experience. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results.

Integration of an acquired business can be complex and costly; if we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected
Effective July 1, 2016, MUAH became the IHC for BTMU’s operations in the U.S. (other than its branches) and became subject to enhanced risk management and governance standards. These enhanced prudential standards, as well as the addition of the securities business of MUSA and other businesses to the Company, could pose additional challenges for our risk management and governance oversight functions. Implementation of the IHC could increase our risk management challenges in light of the new customer relationships and lines of business, structural and operational changes, and enhanced governance and risk management standards, among other reasons.
In addition, we continue to evaluate the performance of all of our businesses and may sell or restructure one or more of them. Any divestitures or restructurings may result in significant expenses and write-offs, including those related to goodwill and other intangible assets, which could have a material adverse effect on our business, results of operations and financial condition and may involve additional risks, including difficulties in obtaining any required regulatory approvals, the diversion of management’s attention from other business concerns, the disruption of our business and the potential loss of key employees.
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
We rely on third parties for important products and services
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution, and, although we monitor their performance, we do not control their actions. Among other services provided by these vendors, third-party vendors have played and will continue to play a key role in the implementation of our technology enhancement projects. The federal banking agencies have issued enhanced guidance and are examining with increasing scrutiny financial institutions’ diligence conducted on and oversight of their third-party vendors. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly or failing to meet legal and regulatory requirements, could adversely affect our ability to deliver products and services to our customers, or implement our technology enhancement projects and otherwise to conduct our business and also could result in disputes with such vendors over their performance of their services to us, as well as adverse regulatory consequences for us. Replacing these third-party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense.
Our business could suffer if we fail to attract, develop, retain and successfully integrate skilled personnel
Our success depends, in large part, on our ability to attract, develop and retain key personnel, including executives. Any of our current employees, including our senior management, may terminate their employment with us at any time. Competition for qualified personnel in our industry can be intense. We may not be successful in attracting, developing and retaining sufficient qualified personnel. We may also incur increased expenses and be required to divert the attention of other senior executives to recruit replacements for the loss of any key or other personnel.
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
Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities
We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers and our employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory and other authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we may maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our business, prospects, results of operations and financial condition. In the past several years, federal and state regulators have announced regulatory enforcement actions against a number of large BHCs and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the OFAC of the U.S. Treasury Department. These actions evidence an intensification of U.S. federal and state governments’ expectations for compliance with these regulatory frameworks on the part of banks operating in the U.S., including MUB, and may result in increased compliance costs and increased risks of regulatory sanctions.
During 2017, the Trump Administration appointed new leadership in key positions at the Federal Reserve, OCC, FDIC and CFPB. Whether and to what extent these leadership changes will result in new regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business in the U.S., cannot be predicted at this time.
The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act enacting sweeping changes to the U.S. tax laws effective January 1, 2018.  These changes can be expected to impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative.  Among changes which are expected to affect MUAH and its subsidiaries are the following.

•
A reduction in the federal corporate tax rate to 21 percent from 35 percent, effective January 1, 2018.  In general, we expect that this will result in a net reduction in annual income tax expense; however, our ability to currently utilize tax credits may be constrained by the lower tax rate.  For example, we have invested in low-income housing and alternative energy investments that generate tax benefits and credits. The reduction of income tax expense reduces our ability to currently realize the tax credits generated by these investments.

•
The new law creates a new incremental base erosion and anti-abuse tax (“BEAT”) which is intended to tax certain outbound deductible payments made to related foreign affiliates.  To the extent that the taxpayer’s deductible payments to foreign affiliates exceeds a specified threshold, the taxpayer will be subject to the BEAT minimum tax calculation.  This minimum tax could apply to payments we make to our parent or other affiliates both within and outside of the U.S. We are presently analyzing the possible impact of this new tax on payments we may make to our affiliates.
We are continuing to monitor the full impact of the new tax law on our tax positions which may not be fully known until interpretive guidance is issued by the IRS.
For additional information regarding the possible effects of the new federal tax laws on our business,  see “The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition, or other laws and regulations or governmental fiscal, monetary or tax policies could adversely affect us or make strategic planning more difficult” and “Adverse economic factors affecting certain industries we serve could adversely affect our business” above in this Risk Factors section.
Our effective tax rates, and our future results can also be affected by our participation for state income tax purposes as a member of MUFG’s unitary group in the U.S. and by other factors
Under a tax election we have made, we are required to file our California franchise tax returns as a member of a unitary group that includes MUFG’s U.S. operations, including its U.S. branches and other affiliates. Increases or decreases in the taxable profits of MUFG’s U.S. operations could increase or decrease our effective tax rate for California state income tax purposes. We review MUFG’s financial information on a quarterly basis to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to MUFG’s March 31 fiscal year-end. Our California effective tax rate can change during the calendar year, or between calendar years, as additional information becomes available. We could be subject to penalties and interest if we understate our tax obligations. Our effective tax rates for both federal and state income tax purposes also could be affected by valuation changes in our deferred tax assets and liabilities, changes in tax laws or their interpretations, and by the outcomes of examinations of our income tax returns by the tax authorities.
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate and provide credit ratings of the securities of MUAH and the securities and deposits of MUB and also provide entity ratings for MUAH, MUB and MUSA. Their ratings of our long-term and short-term debt obligations and of our deposits and our entity ratings are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, changes to credit rating methodologies and the ongoing assessment of our current and expected satisfaction of various rating criteria, no assurance can be given that we will maintain our current ratings. If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements, and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in Part II, Item 7. of this Form 10-K.
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
We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks
We are subject to many types of operational risks throughout our organization. Operational risk is the risk to our financial position and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in Part II, Item 7. of this Form 10-K. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement projects, including a project to enhance our data collection and analysis capabilities for regulatory and financial reporting purposes; increased reliance on internally developed models for risk and finance management and compliance, including models associated with regulatory capital requirements; risks from cyber-security breaches or attacks; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us.”
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
We depend on the continued efficacy of our data management and governance policies, technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which are not reliable. We are also exposed to the risk that, notwithstanding our data management and governance policies, data in our system may become corrupted, inaccurate or out-of-date, any of which can impair the integrity of our decision-making processes. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure, including disruptions from natural disasters or other causes. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers, could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition. Although we carefully review the risk management standards and processes of our important third party service providers, there can be no assurance that the risk management efforts of our providers will be successful in preventing all cyber incidents.
MUB and reportedly other financial institutions have been the target of various denial-of-service or other cyber-attacks (including attempts to inject malicious code and viruses into our computer systems) as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cyber-security in advance of future and more advanced cyber-attacks. The potential for denial-of-service and other attacks require substantial resources to defend, and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. While we have a variety of cyber-security measures in place, the consequences to our business of such attacks cannot be predicted with any certainty.
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
The Federal bank regulators have also issued a cyber-security assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cyber-security risk and preparedness. The first part of the assessment tool is the inherent risk profile, which aims to assist management in determining an institution’s level of cyber-security risk. The second part of the assessment tool is cyber-security maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators utilize the assessment tool as part of their examination process when evaluating financial institutions’ cyber-security preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism. Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management performs an annual cyber-security assessment using this tool to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.
We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as outages related to electrical, internet or telecommunications or other key supporting third party service providers, natural disasters (such as major seismic events), terrorist attacks or unexpected difficulties with the implementation of our technology enhancement projects, which may give rise to disruption of service to customers and to financial loss or liability in ways which cannot be predicted with any certainty. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
Negative public opinion could damage our reputation and adversely impact our business and revenues
As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including lending practices, the failure of any product or service sold by us to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance and acquisitions, social media, cyber-security breaches, or from actions taken by regulators and community organizations in response to those activities. We fund our operations, in substantial part, independently of BTMU and MUFG and believe our business is not necessarily closely related to the global business or outlook of BTMU or MUFG. However, negative public opinion could also result from regulatory concerns, or supervisory or other governmental actions in the U.S. or Japan with respect to MUB, MUSA, BTMU or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims and litigation and regulatory actions and increased liquidity risk. Actual or alleged conduct by one of our businesses can result in negative public opinion about our other businesses.

Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk (including, but not limited to, information and model risk), legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk, and strategic risk (including risks to our financial position and resilience arising from adverse business decisions or poorly implemented decisions or lack of responsiveness to industry changes and the operating environment), among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. In the banking industry’s complex and rapidly evolving operating environment, certain risks, especially operational risk and strategic risk, can present significant challenges to our risk management framework. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected, and there also could be consequent adverse regulatory implications in any such event.
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
We may be adversely affected by the soundness of other financial institutions
As a result of trading, clearing or other relationships, we have exposure to many different counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers, dealers and investment banks. Many of these transactions expose us to credit risk in the event of a default by a counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be readily liquidated or can only be liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure owed to us. Any such losses could have a material adverse effect on our business, results of operations, financial condition or prospects.
Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in our reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, valuation of financial instruments, transfer pricing, pension obligations, goodwill impairment analysis, and income taxes. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses or sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any of these could adversely affect our business, results of operations, and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
MUAH's headquarters is located at 1251 Avenue of the Americas, in New York, New York. The Company leases approximately 362,000 square feet of building space at this location. The Company also owns or leases significant administrative or operational facilities in the San Francisco, Los Angeles, New York and Phoenix areas, with total building space and land square footage of approximately 5.5 million square feet. In total, the Company owns or leases approximately 11.9 million square feet of building space and land across all of its locations, which includes its branch network. For additional information regarding leases and rental payments, see Note 4 to our Consolidated Financial Statements included in this Form 10-K.
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
PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On November 4, 2008, the Company became a wholly-owned subsidiary of BTMU and the Company's common stock was delisted from the New York Stock Exchange. All of the Company's issued and outstanding shares of common stock are now held by BTMU and MUFG, and there is presently no established public trading market for the Company's common stock.
As described in Item 3.02 of Form 8-K filed on July 6, 2017, in compliance with the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards for foreign banking organizations, MUFG and BTMU contributed substantially all interests in their U.S. subsidiaries to the Company effective July 1, 2016, as set forth in the Company’s Form 8-K filed July 1, 2016, with the remaining interests to be contributed by July 1, 2017. On June 30, 2017, MUAH entered into a contribution agreement (the “Contribution Agreement”) with MUFG and BTMU to effectuate the contribution of MUFG’s and BTMU’s interests in the remaining U.S. subsidiaries. Pursuant to the Contribution Agreement, the Company agreed to issue shares of common stock, $1.00 par value per share, to MUFG and BTMU in a two-step process in exchange for all of the stock or membership interests, as the case may be, of four U.S. subsidiaries of MUFG and BTMU. In the first step, on July 1, 2017 the Company issued to MUFG and BTMU 1,408,691 and 1,220,962 shares, respectively. Collectively, such shares represent approximately 80% of the total consideration expected to be paid based on the Company’s and Contributed Entities’ March 31, 2017 financial statements.
On September 29, 2017, as the second step in the two-step process, the Company issued 354,532 additional shares of its common stock to MUFG and 283,248 additional shares of its common stock to BTMU. The shares of common stock were issued in a transaction not involving a public offering pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in Section 4(a)(2) thereof.
In December 2017, the Company paid a $500 million cash dividend to MUFG and BTMU based on their proportional ownership of the Company.

ITEM 6.   SELECTED FINANCIAL DATA
Item 6. to this Form 10-K begins on page 43 of this report.
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7. to this Form 10-K begins on page 46 of this report.
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A. to this Form 10-K begins on page 66 of this report.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. to this Form 10-K begins on page 83 of this report.
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
Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting is presented on page 166. The Report of Independent Registered Public Accounting Firm is presented on page 168. During the quarter ended December 31, 2017, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The following is a description of the fees billed to MUAH by Deloitte & Touche LLP for 2017 and 2016. All fees were pre-approved by our Audit & Finance Committee.

(Dollars in thousands)	2017	2016
Audit Fees(1)	$8,162	$8,081
Audit-Related Fees(2)	2,391	1,930
Tax Fees(3)	1,187	762
Total	$11,740	$10,773

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

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of MUAH's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors' reports and audits of employee benefit plans. 2017 includes a 2016 overrun for services related to the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards (EPS).

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2017 and 2016 were $346,000 and $119,000, respectively. For 2017 and 2016, fees related to tax advice and planning were $841,000 and $643,000, respectively. For 2016, this included tax advisory services on various state tax matters. 2017 includes additional advice services and additional filings for 2016 due to EPS.

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
Any proposed engagement may be presented to the Audit & Finance Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit & Finance Committee Chair. The Chair reports any specific approval of services at the Audit & Finance Committee's next regular meeting. The Audit & Finance Committee regularly reviews summary reports detailing all services being provided by its independent registered public accounting firm.

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm are set forth beginning on page 83 of this Form 10-K.
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

MUFG Americas Holdings Corporation and Subsidiaries

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Results of operations:
Net interest income	$3,204	$3,053	$2,892	$2,905	$2,716
Noninterest income	2,010	2,225	1,850	1,470	1,492
Total revenue	5,214	5,278	4,742	4,375	4,208
Noninterest expense	3,984	3,782	3,747	3,256	3,160
Pre-tax, pre-provision income(1)	1,230	1,496	995	1,119	1,048
(Reversal of) provision for credit losses	(103)	155	227	8	(34)
Income before income taxes and including noncontrolling interests	1,333	1,341	768	1,111	1,082
Income tax expense	299	419	169	348	351
Net income including noncontrolling interests	1,034	922	599	763	731
Deduct: Net loss from noncontrolling interests	43	68	45	19	18
Net income attributable to MUAH	$1,077	$990	$644	$782	$749
Balance sheet (period average):
Total assets	$152,544	$150,901	$152,423	$147,550	$129,627
Total securities	26,315	23,625	23,418	22,579	22,563
Securities borrowed or purchased under resale agreements	20,901	24,546	32,503	32,135	27,733
Total loans held for investment	78,770	80,174	78,690	74,023	66,043
Earning assets	139,389	138,335	140,303	133,893	121,589
Total deposits	86,395	84,626	83,175	81,988	76,714
Securities loaned or sold under repurchase agreements	26,291	26,631	31,424	31,560	28,033
MUAH stockholders' equity	17,926	17,003	16,112	15,350	12,868
Performance ratios:
Return on average assets(2)	0.71%	0.66%	0.42%	0.53%	0.58%
Return on average MUAH stockholders' equity(2)	6.01	5.82	4.00	5.10	5.82
Return on average MUAH tangible common equity(2)(3)	7.57	7.39	5.26	6.81	8.24
Efficiency ratio(4)	76.42	71.65	79.02	74.41	75.09
Net interest margin(2)(5)	2.33	2.23	2.08	2.19	2.25
Net loans charged-off to average total loans held for investment (2)	0.13	0.30	0.03	0.02	0.05

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

	As of December 31,
	2017	2016	2015	2014	2013
Balance sheet (end of period):
Total assets	$154,550	$148,144	$153,070	$148,897	$140,026
Total securities	27,448	24,478	24,517	22,034	22,348
Securities borrowed or purchased under resale agreements	20,894	19,747	31,072	30,035	27,361
Total loans held for investment	80,014	77,551	79,257	78,502	69,852
Nonperforming assets	466	692	573	411	499
Total deposits	84,787	86,947	84,300	86,004	80,101
Securities loaned or sold under repurchase agreements	26,437	24,616	29,141	30,056	27,624
Long-term debt	12,162	11,410	13,648	7,963	8,625
MUAH stockholders' equity	18,255	17,233	16,378	15,548	14,597
Credit ratios:
Allowance for loan losses to total loans held for investment(6)	0.59%	0.82%	0.91%	0.69%	0.82%
Allowance for loan losses to nonaccrual loans(6)	102.37	92.69	130.86	144.03	129.34
Allowance for credit losses to total loans held for investment(7)	0.75	1.03	1.12	0.88	1.00
Allowance for credit losses to nonaccrual loans(7)	128.75	116.20	160.74	184.49	158.53
Nonperforming assets to total loans held for investment and OREO	0.58	0.89	0.72	0.52	0.71
Nonperforming assets to total assets	0.30	0.47	0.37	0.28	0.36
Nonaccrual loans to total loans held for investment	0.58	0.89	0.70	0.48	0.63
Capital ratios:
Regulatory (8) (9):
Common Equity Tier 1 risk-based capital ratio	16.31%	14.77%	13.63%	n/a	n/a
Tier 1 risk-based capital ratio	16.31	14.77	13.64	12.79	12.41
Total risk-based capital ratio	17.76	16.45	15.56	14.74	14.61
Tier 1 leverage ratio	10.06	9.92	11.40	11.25	11.27
Other:
Tangible common equity ratio(10)	9.73%	9.58%	8.69%	8.38%	8.19%
Tier 1 common capital ratio(8)(9)	n/a	n/a	n/a	12.74	12.34
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(8)(9)(11)	16.27	14.73	13.46	12.56	11.78

MUFG Americas Holdings Corporation and Subsidiaries
Selected Financial Data (Continued)

(1)
Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(2)	Annualized.

(3)
Return on average MUAH tangible common equity, a non-GAAP financial measure, is net income excluding intangible asset amortization divided by average tangible common equity. Management believes that this ratio provides useful supplemental information regarding the Company's business results. The methodology for determining tangible common equity may differ among companies. Please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-K for further information.

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

(8)
The capital ratios as of December 31, 2014 and prior periods are calculated under U.S. Basel I rules. The capital ratios displayed as of December 31, 2017, 2016 and 2015 are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

(9)
Ratios calculated at December 31, 2017 and December 31, 2016 reflect the designation of MUAH as the U.S. Intermediate Holding Company (IHC) of MUFG on July 1, 2016. Prior period ratios have not been revised to include the transferred IHC entities.

(10)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. Please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-K for further information.

(11)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased in for the periods in which the ratio is disclosed.  Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information because of current interest in such information by market participants. Refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Management" in this Form 10-K for further information.

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
The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2017, 2016 and 2015 should be read together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
Early in 2017, the management of MUAH announced a realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Investment Banking & Markets segment into other operating segments. After this realignment, which was implemented during the second quarter of 2017, the Company now has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUSA. We service U.S. Wholesale & Investment Banking, certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally.
The Company also provides various business, banking, financial, administrative and support services, and facilities for BTMU in connection with the operation and administration of BTMU's business in the U.S. (including BTMU's U.S. branches). The Bank and BTMU are party to a master services agreement whereby the Bank earns fee income in exchange for services and facilities provided.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $154.6 billion at December 31, 2017.
On July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards, the Company was designated the U.S. Intermediate Holding Company (IHC) of its ultimate parent, MUFG. The IHC formation resulted in the transfer of interests in substantially all of MUFG's U.S. subsidiaries to MUAH. The Company issued 7,991,449 shares to BTMU and MUFG in exchange for the transferred subsidiaries. These subsidiaries included MUSA, a registered broker-dealer, and various other non-bank subsidiaries. The assets received and liabilities assumed were transferred at their carrying amounts, and all prior periods have been revised to include the results of these transferred IHC entities. MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017. The Company issued 3,267,433 shares of its common stock to BTMU and MUFG in exchange for these transferred subsidiaries and their financial results have been included in MUAH's financial results prospectively beginning July 1, 2017.
References to the privatization transaction in this report refer to the transaction on November 4, 2008, when we became a privately held company. All of our issued and outstanding shares of common stock are owned by BTMU and MUFG.

Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2017 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In 2017, revenue was comprised of 61% net interest income and 39% noninterest income. A summary of our financial results is discussed below.
Our primary sources of liquidity are core deposits, securities and wholesale funding. Core deposits exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships. Wholesale funding includes unsecured funds raised from BTMU and its affiliates, interbank and other sources, both domestic and international, funding secured by certain assets, or by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.
Performance Highlights
Net income attributable to MUAH was $1.1 billion in 2017, an increase of $87 million from 2016, which was driven primarily by a reversal of provision for credit losses and a lower effective tax rate, partially offset by a decrease in pre-tax, pre-provision income, due to decreases in trading account activities and fees from affiliates and increases in professional and outside services expense and software expense.
The provision for credit losses was a reversal of $103 million in 2017 compared with a provision of $155 million in 2016. The current period reversal of provision for credit losses reflected general improvement in portfolio credit quality and composition. The provision for credit losses in 2016 was substantially due to the impact of continued low oil prices, which resulted in negative credit migration in the oil and gas sector of our loan portfolio.
In 2017, income tax expense was $299 million with an effective tax rate of 22%, compared with $419 million and an effective tax rate of 31% in 2016. The decrease in the effective tax rate was primarily due to the impact of the enactment of the Tax Cuts and Jobs Act (TCJA) which was signed into law on December 22, 2017, resulting in a one-time tax benefit of $101 million from the revaluation of the Company's net deferred tax liabilities. In addition to this one-time benefit, amortization of certain LIHC investments, which is included as a component of income tax expense, increased $46 million in 2017. In the first quarter of 2018, as a result of the TCJA, the Company expects to record its share of losses on certain renewable energy investments of approximately $160 million, included within noninterest income.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 16.31%, 16.31% and 17.76%, respectively, at December 31, 2017. The Tier 1 leverage ratio was 10.06% at December 31, 2017. The Company's risk-based capital ratios increased during 2017 driven primarily by net income earned during the year, the impact of entities transferred to the Company on July 1, 2017 and a decrease in risk-weighted assets.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
Assets
Loans held for investment(3):
Commercial and industrial	$24,786	$899	3.63%	$29,329	$999	3.41%	$29,179	$995	3.41%
Commercial mortgage	14,304	581	4.06	14,939	577	3.86	14,057	534	3.80
Construction	1,957	85	4.35	2,234	86	3.82	2,065	96	4.64
Lease financing	1,749	41	2.37	1,855	62	3.36	1,934	67	3.46
Residential mortgage	32,584	1,102	3.38	28,327	942	3.32	28,270	966	3.42
Home equity and other consumer loans	3,390	199	5.86	3,490	181	5.19	3,185	144	4.53
Total loans held for investment	78,770	2,907	3.69	80,174	2,847	3.55	78,690	2,802	3.56
Securities	26,315	588	2.23	23,625	503	2.13	23,418	483	2.06
Securities borrowed or purchased under resale agreements	20,901	347	1.66	24,546	196	0.80	32,503	112	0.34
Interest bearing deposits in banks	3,172	39	1.24	3,020	16	0.53	2,618	6	0.24
Federal funds sold	2	—	1.58	16	—	0.56	18	—	0.30
Trading account assets	9,668	326	3.37	6,538	172	2.63	2,796	53	1.90
Other earning assets	561	11	1.84	416	11	2.66	260	6	2.44
Total earning assets	139,389	4,218	3.03	138,335	3,745	2.71	140,303	3,462	2.47
Allowance for loan losses	(571)			(766)			(544)
Cash and due from banks	1,868			1,857			1,915
Premises and equipment, net	603			615			631
Other assets(4)	11,255			10,860			10,118
Total assets	$152,544			$150,901			$152,423
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$39,165	$153	0.39%	$38,273	$116	0.30%	$38,330	$114	0.30%
Savings	7,683	24	0.31	5,802	3	0.05	5,624	3	0.06
Time	5,430	64	1.18	6,921	75	1.09	8,305	83	1.00
Total interest bearing deposits	52,278	241	0.46	50,996	194	0.38	52,259	200	0.38
Commercial paper and other short-term borrowings	5,047	58	1.15	5,204	32	0.62	5,530	13	0.33
Securities loaned or sold under repurchase agreements	26,291	353	1.34	26,631	140	0.52	31,424	52	0.17
Long-term debt	11,290	250	2.21	11,904	240	2.01	10,445	250	2.34
Total borrowed funds	42,628	661	1.55	43,739	412	0.94	47,399	315	0.66
Trading account liabilities	2,997	73	2.45	2,662	57	2.13	2,615	30	1.14
Total interest bearing liabilities	97,903	975	1.00	97,397	663	0.68	102,273	545	0.53
Noninterest bearing deposits	34,117			33,630			30,916
Other liabilities(5)	2,467			2,694			2,912
Total liabilities	134,487			133,721			136,101
Equity
MUAH stockholders' equity	17,926			17,003			16,112
Noncontrolling interests	131			177			210
Total equity	18,057			17,180			16,322
Total liabilities and equity	$152,544			$150,901			$152,423
Net interest income/spread (taxable-equivalent basis)		3,243	2.03%		3,082	2.03%		2,917	1.94%
Impact of noninterest bearing deposits			0.26			0.17			0.12
Impact of other noninterest bearing sources			0.04			0.03			0.02
Net interest margin			2.33			2.23			2.08
Less: taxable-equivalent adjustment		39			29			25
Net interest income		$3,204			$3,053			$2,892

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

(2)	Annualized.

(3)
Average balances on loans outstanding include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income increased during 2017 compared with 2016 due to expansion in the net interest margin and an increase in earning assets. The net interest margin increased ten basis points, reflecting the comparatively higher short-term interest rate environment in 2017 and the more favorable effect of noninterest bearing deposits in a rising rate environment. Earning assets increased primarily due to increases in residential mortgages, securities and trading account assets, partially offset by decreases in commercial and industrial loans and securities borrowed or purchased under agreements to resell.
Analysis of Changes in Net Interest Income
The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2017, 2016 and 2015. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees of $7 million, $29 million and $38 million for the years ended 2017, 2016 and 2015, respectively, are included in this table.

	For the Years Ended December 31,
	2017 versus 2016			2016 versus 2015
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income (1)
Loans held for investment:
Commercial and industrial	$(162)	$62	$(100)	$4	$—	$4
Commercial mortgage	(25)	29	4	35	8	43
Construction	(12)	11	(1)	8	(18)	(10)
Lease financing	(4)	(17)	(21)	(3)	(2)	(5)
Residential mortgage	143	17	160	2	(26)	(24)
Home equity and other consumer loans	(5)	23	18	15	22	37
Total loans held for investment			60			45
Securities	60	25	85	4	16	20
Securities borrowed or purchased under resale agreements	(33)	184	151	(33)	117	84
Interest bearing deposits in banks	1	22	23	1	9	10
Trading account assets	97	57	154	93	26	119
Other earning assets	3	(3)	—	4	1	5
Total earning assets			473			283
Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	3	34	37	2	—	2
Savings	1	20	21	—	—	—
Time	(17)	6	(11)	(15)	7	(8)
Total interest bearing deposits			47			(6)
Commercial paper and other short-term borrowings	(1)	27	26	(1)	20	19
Securities loaned or sold under repurchase agreements	(2)	215	213	(9)	97	88
Long-term debt	(13)	23	10	24	(34)	(10)
Total borrowed funds			249			97
Trading account liabilities	7	9	16	1	26	27
Total interest bearing liabilities			312			118
Changes in net interest income			$161			$165

(1)	Interest income is presented on a taxable-equivalent basis using the federal statutory tax rate of 35%.

Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the years ended December 31, 2017, 2016 and 2015.
Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2017 versus 2016		2016 versus 2015
(Dollars in millions)	2017	2016	2015	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$188	$192	$195	$(4)	(2)%	$(3)	(2)%
Trust and investment management fees	121	120	111	1	1	9	8
Trading account activities	(5)	105	62	(110)	(105)	43	69
Securities gains, net	17	69	20	(52)	(75)	49	245
Credit facility fees	98	108	117	(10)	(9)	(9)	(8)
Brokerage commissions and fees	69	64	79	5	8	(15)	(19)
Card processing fees, net	47	39	33	8	21	6	18
Investment banking and syndication fees	369	312	319	57	18	(7)	(2)
Fees from affiliates	866	957	763	(91)	(10)	194	25
Other, net	240	259	151	(19)	(7)	108	72
Total noninterest income	$2,010	$2,225	$1,850	$(215)	(10)%	$375	20%

Noninterest income decreased during 2017 compared with 2016 substantially due to decreases in trading account activities, fees from affiliates, securities gains, net, and a gain on sale of the Bank's legacy principal branch and administrative office in 2016 (included in other, net), partially offset by increases in investment banking and syndication fees and fund administration fees from entities transferred to the Company by BTMU and MUFG on July 1, 2017 (included in other, net). The decrease in trading account activities was related to losses on fixed rate securities at our broker-dealer due to rising interest rates. The decrease in fees from affiliates was due to lower revenue sharing fees. The decrease in securities gains, net was due to fewer sales of securities during 2017.
Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2017 versus 2016		2016 versus 2015
(Dollars in millions)	2017	2016	2015	Amount	Percent	Amount	Percent
Salaries and employee benefits	$2,376	$2,355	$2,414	$21	1%	$(59)	(2)%
Net occupancy and equipment	357	325	335	32	10	(10)	(3)
Professional and outside services	439	369	318	70	19	51	16
Software	192	154	120	38	25	34	28
Regulatory assessments	82	72	53	10	14	19	36
Intangible asset amortization	30	28	42	2	7	(14)	(33)
Other	508	479	465	29	6	14	3
Total noninterest expense	$3,984	$3,782	$3,747	$202	5%	$35	1%

The increase in noninterest expense during 2017 compared with 2016 was driven largely by increases in professional and outside services expense, salaries and employee benefits expense, software expense, and net occupancy and equipment expense, partially offset by a decrease in pension expense (included in salaries and employee benefits). The increase in professional and outside services expense was primarily related to compliance initiatives. The increase in salaries and employee benefits expense during 2017 included the impact of higher headcount. The increase in software expense was the result of increased investment in software to support various business activities. The increase in net occupancy and equipment included the impact of lease buyouts in 2017.

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Income before income taxes and including noncontrolling interests	$1,333	$1,341	$768
Income tax expense	299	419	169
Effective tax rate	22%	31%	22%
Income tax expense and the effective tax rate include both federal and state income taxes. In 2017, income tax expense was $299 million with an effective tax rate of 22%, compared with an income tax expense of $419 million and an effective tax rate of 31% in 2016. The decrease in the effective tax rate was primarily due to the impact of the enactment of the TCJA on December 22, 2017, resulting in a one-time tax benefit of $101 million from the revaluation of the Company's net deferred tax liabilities. At December 31, 2017, the Company's deferred tax liabilities substantially related to leasing and renewable energy investments and pension liabilities, and the Company's deferred tax assets primarily related to the allowance for credit losses and components of accumulated other comprehensive loss.
In addition to this one-time benefit, amortization of certain LIHC investments, which is included as a component of income tax expense, increased $46 million in 2017. In the first quarter of 2018, as a result of the TCJA, the Company expects to record its share of losses on certain renewable energy investments of approximately $160 million, included within noninterest income.
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
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 to our Consolidated Financial Statements in this Form 10-K.

Analysis of Securities
The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2017. Equity securities do not have a stated maturity and are included in the total column only. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
Securities Available for Sale

	December 31, 2017
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Asset Liability Management securities:
U.S. Treasury	$—	—%	$99	1.98%	$3,271	1.75%	$—	—%	$3,370	1.76%
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	2	5.37	3	1.86	965	2.10	8,368	2.48	9,338	2.44
Privately issued	—	—	1	3.53	—	—	694	3.25	695	3.25
Privately issued - commercial mortgage-backed securities	—	—	—	—	39	—	784	3.37	823	3.36
Collateralized loan obligations	—	—	12	—	721	2.70	1,162	2.30	1,895	2.46
Other	—	3.17	5	7.00	—	—	—	—	5	6.67
Asset Liability Management securities	2	4.93	120	2.22	4,996	1.97	11,008	2.57	16,126	2.38
Other debt securities:
Direct bank purchase bonds	54	1.82	553	2.30	642	2.94	246	3.44	1,495	2.75
Other	8	8.81	134	1.29	—	—	21	4.85	163	2.12
Equity securities	—	—	—	—	—	—	—	—	10	—
Total securities available for sale	$64	2.81%	$807	2.12%	$5,638	2.08%	$11,275	2.60%	$17,794	2.42%

Securities Held to Maturity

	December 31, 2017
	Maturities
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$525	2.09%	$—	—%	$—	—%	$525	2.09%
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	391	2.31	7,479	2.47	7,870	2.46
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	889	2.16	—	—	682	2.03	1,571	2.10
Total securities held to maturity	$1,414	2.13%	$391	2.31%	$8,161	2.44%	$9,966	2.39%
Our securities portfolio at December 31, 2017 included ALM securities with a fair value of $25.7 billion. These securities had an expected weighted average life of 4.4 years at December 31, 2017.

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Loans held for investment:
Commercial and industrial	$23,281	$25,379	$30,257	$28,114	$23,984
Commercial mortgage	14,320	14,625	14,030	14,235	13,777
Construction	1,775	2,283	2,297	1,808	937
Lease financing	1,533	1,819	1,911	2,027	2,045
Total commercial portfolio	40,909	44,106	48,495	46,184	40,743
Residential mortgage	35,643	29,922	27,459	29,128	25,731
Home equity and other consumer loans	3,462	3,523	3,303	3,190	3,378
Total consumer portfolio	39,105	33,445	30,762	32,318	29,109
Total loans held for investment	$80,014	$77,551	$79,257	$78,502	$69,852

Loans held for investment increased from December 31, 2016 to December 31, 2017, substantially due to growth in the residential mortgage portfolio, which was partially offset by a decline in the commercial and industrial portfolio.

Loan Maturities
The following table presents our loans held for investment by contractual maturity.

	December 31, 2017
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Loans held for investment:
Commercial and industrial	$5,050	$14,926	$3,305	$23,281
Commercial mortgage	1,666	4,216	8,438	14,320
Construction	978	750	47	1,775
Lease financing	45	767	721	1,533
Total commercial portfolio	7,739	20,659	12,511	40,909
Residential mortgage	3	50	35,590	35,643
Home equity and other consumer loans	314	747	2,401	3,462
Total consumer portfolio	317	797	37,991	39,105
Total loans held for investment	$8,056	$21,456	$50,502	$80,014
Total fixed rate loans held for investment due after one year				$14,802
Total variable rate loans held for investment due after one year				57,156
Total loans held for investment due after one year				$71,958

Cross-Border Outstandings
Our cross-border outstandings reflect certain additional economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, those arising from exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Japan, the only country where such outstandings exceeded one percent of total assets, were $4.4 billion and $3.1 billion at December 31, 2017 and 2016, respectively. These cross-border outstandings are based on category and legal residence of ultimate risk and are largely comprised of securities financing arrangements by MUSA.

Deposits
The table below presents our deposits as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$5,209	$5,093	$116	2%
Money market	33,245	34,591	(1,346)	(4)
Total interest bearing transaction and money market accounts	38,454	39,684	(1,230)	(3)
Savings	8,426	5,928	2,498	42
Time	5,305	5,681	(376)	(7)
Total interest bearing deposits	52,185	51,293	892	2
Noninterest bearing deposits	32,602	35,654	(3,052)	(9)
Total deposits	$84,787	$86,947	$(2,160)	(2)%

Total deposits decreased $2.2 billion from December 31, 2016 due to decreases in demand deposits and money market deposits, partially offset by an increase in interest bearing savings deposits related to the launch of PurePoint Financial, a new online division of the Bank.
The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2017
Three months or less	$1,576
Over three months through six months	818
Over six months through twelve months	1,086
Over twelve months	671
Total domestic time deposits of $100,000 and over	$4,151
We offer CDs and other time deposits of $100,000 and over at market rates of interest. A large portion of these deposits are held by customers, both public and private. Non-U.S. time deposits were zero at December 31, 2017 and $0.2 billion at December 31, 2016. Substantially all non-U.S. time deposits were in amounts of $100,000 or more.
Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. These balances are almost entirely attributable to MUSA. See Note 8 to our Consolidated Financial Statements in this Form 10-K for more information.

Securities borrowed or purchased under resale agreements were $20.9 billion and $19.7 billion at December 31, 2017 and December 31, 2016, respectively. The following table provides certain information about securities loaned or sold under repurchase agreements.

(Dollars in millions)	December 31, 2017	December 31, 2016
Balance at period end	$26,437	$24,616
Weighted average interest rate at period end	1.59%	0.62%
Maximum outstanding at any month end	$28,474	$30,922
Average balance during the year	$26,291	$26,631
Weighted average interest rate during the year	1.34%	0.52%

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
Regulatory Capital
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of December 31, 2017, management believes the capital ratios of MUAH and MUB met all regulatory requirements of "well-capitalized" institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2017. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2017 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2017, the Company was informed by the Federal Reserve that it did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run capital stress test. In October 2017, the Company submitted its mid-cycle Dodd-Frank Act Stress Test results to the Federal Reserve and subsequently disclosed the results of those stress tests.
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

As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of December 31, 2017.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of December 31, 2017 and December 31, 2016.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	December 31, 2017	December 31, 2016
Capital Components
Common Equity Tier 1 capital	$15,708	$14,757
Tier 1 capital	15,708	$14,757
Tier 2 capital	1,398	1,674
Total risk-based capital	$17,106	$16,431
Risk-weighted assets	$96,330	$99,904
Average total assets for leverage capital purposes	$156,126	$148,794

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer(1)
(Dollars in millions)	December 31, 2017		December 31, 2016		December 31, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,708	16.31%	$14,757	14.77%	≥	$5,539	5.750%
Tier 1 capital (to risk-weighted assets)	15,708	16.31	14,757	14.77	≥	6,984	7.250
Total capital (to risk-weighted assets)	17,106	17.76	16,431	16.45	≥	8,910	9.250
Tier 1 leverage(2)	15,708	10.06	14,757	9.92	≥	6,245	4.000

(1)	Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in the Company's risk-based capital ratios was driven primarily by net income earned during the year and the impact of entities transferred to the Company on July 1, 2017, partially offset by a dividend paid, and a decrease in risk-weighted assets.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of December 31, 2017 and December 31, 2016.

MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	December 31, 2017	December 31, 2016 (1)
Capital Components
Common Equity Tier 1 capital	$14,028	$13,056
Tier 1 capital	14,028	$13,056
Tier 2 capital	1,307	1,504
Total risk-based capital	$15,335	$14,560
Risk-weighted assets	$86,730	$89,382
Average total assets for leverage capital purposes	$119,052	$113,939

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (2)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	December 31, 2017		December 31, 2016 (1)		December 31, 2017
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,028	16.17%	$13,056	14.61%	≥	$4,987	5.750%	≥	$5,637	6.5%
Tier 1 capital (to risk-weighted assets)	14,028	16.17	13,056	14.61	≥	6,288	7.250	≥	6,938	8.0
Total capital (to risk-weighted assets)	15,335	17.68	14,560	16.29	≥	8,023	9.250	≥	8,673	10.0
Tier 1 leverage(3)	14,028	11.78	13,056	11.46	≥	4,762	4.000	≥	5,953	5.0

(1)	Calculated under phase-in of AOCI in Common Equity Tier 1 capital under the U.S. Basel III regulatory capital requirements of an advanced approaches institution.

(2)	Beginning January 1, 2017, the minimum capital requirement includes a capital conservation buffer of 1.250%.

(3)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at December 31, 2017. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
(Dollars in millions)
Total MUAH stockholders' equity	$18,255	$17,233
Goodwill	(3,301)	(3,225)
Intangible assets, except mortgage servicing rights	(313)	(223)
Deferred tax liabilities related to goodwill and intangible assets	55	79
Tangible common equity (a)	$14,696	$13,864
Total assets	$154,550	$148,144
Goodwill	(3,301)	(3,225)
Intangible assets, except mortgage servicing rights	(313)	(223)
Deferred tax liabilities related to goodwill and intangible assets	55	79
Tangible assets (b)	$150,991	$144,775
Tangible common equity ratio (a)/(b)	9.73%	9.58%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2017 and December 31, 2016 was estimated to be 16.27% and 14.73%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both December 31, 2017 and December 31, 2016.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2017 and 2016:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	December 31, 2017	December 31, 2016
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$15,708	$14,757
Other	(51)	(58)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$15,657	$14,699

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$96,330	$99,904
Adjustments	(107)	(137)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$96,223	$99,767
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	16.27%	14.73%

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
The Risk Committee provides oversight of management’s control over the following risk categories: credit, market, interest rate, liquidity, operational (including modeling and information), compliance, reputation and strategic risks. The Risk Committee also reviews and assesses risks from the viewpoint of protecting the overall safety and soundness of the Company.
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
Audit & Finance Committee
The Audit & Finance Committee of the Board of Directors is responsible for oversight of liquidity and interest rate risk. The Audit & Finance Committee also oversees IAA and CEA, both of which provide the Audit & Finance Committee with independent assessments of risk.
Management Committees
The ECA provides direction on major corporate policies including strategic, financial, risk management, infrastructure, regulatory and governance policies. The ECA has established and delegated authority to the ARC whose responsibilities include reviewing risk management policies and overseeing the risk management framework and all risks on an integrated basis. The ARC oversees areas of risk with and through its sub-committees, including: Credit Risk Committee; Market Risk Management Committee; Liquidity Risk and Interest Rate Risk Committee; Compliance Risk Committee; Information Risk Committee; Reputation Risk Committee; Operational Risk Management Committee; and Third Party Risk Management Committee.

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
The following paragraphs discuss the Company’s risk management framework relating to credit, market, interest rate, liquidity, and operational risks.
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
We have a Credit Risk Committee, chaired by the head of the Credit Strategies Group and composed of the Chief Credit Officers responsible for our loan portfolio segments and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Sub-Committee, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officers and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.
CEA, which reports to the Audit & Finance Committee of the Board of Directors, provides both the Board and executive management with an independent assessment of the effectiveness of the credit management process. CEA routinely reviews the accuracy and timeliness of risk ratings assigned to individual borrowers with the goal of ensuring that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, CEA reviews changes to credit policies, practices and underwriting guidelines. CEA summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

Allowance for Credit Losses
Allowance Policy and Methodology
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. The allowance for credit losses is based on our quarterly assessments of the probable estimated losses inherent in the loan portfolio and unfunded credit commitments. Our methodology for measuring the appropriate level of the allowance relies on several key elements, which include the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance and the allowance for losses on unfunded credit commitments. We develop and document our allowance methodology at the portfolio segment level. Our loan portfolio consists of a commercial portfolio segment and a consumer portfolio segment. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations.
For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans and most unused commitments, in each case based on the internal risk rating of such loans, leases and commitments. Changes in risk ratings affect the amounts calculated under this formulaic computation. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management's evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the formulaic computation of loss factors. Loss factors for individually rated credits are derived from a calculator that tracks historical losses over an economic cycle, which we believe captures the inherent losses in our loan portfolio. While our assessments of these factors are reviewed quarterly with our senior credit officers and executive management, the actual impact from any of these conditions may differ significantly from the estimates used.
Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. The calculator that is used to establish the loan loss factors for individually rated loans within the commercial portfolio segment is designed to be self-adjusting by taking into account our loss experience over prescribed periods. In addition, by basing the loan loss factors over a period reflective of an economic cycle, recent loss data, which may not be reflective of incurred losses inherent in the portfolio, will not have an undue influence on the derived loss factors described above.
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
Allowance and Related Provision for Credit Losses
The allowance for loan losses was $476 million at December 31, 2017 compared with $639 million at December 31, 2016. Our ratio of allowance for loan losses to total loans held for investment was 0.59% as of December 31, 2017 and 0.82% as of December 31, 2016. The reversal of provision for loan losses during the year ended December 31, 2017 was $65 million and was driven substantially by a reversal of provision in the commercial portfolio due to improvement in portfolio credit quality and a decrease in commercial portfolio loan balances, which was partially offset by a provision for loan losses in the consumer portfolio and for the unallocated allowance. The unallocated allowance for loan losses totaled $30 million at December 31, 2017, compared with zero at December 31, 2016. Net loans charged off to average total loans held for investment decreased to 0.13% for the year ended December 31, 2017 compared with 0.30% for the year ended December 31, 2016.

Nonaccrual loans were $465 million at December 31, 2017 compared with $689 million at December 31, 2016. The decrease in nonaccrual loans outstanding during 2017 was primarily driven by payoffs of certain loans in the PEP portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.58% at December 31, 2017 from 0.89% at December 31, 2016. Our ratio of allowance for loan losses to nonaccrual loans increased to 102.37% at December 31, 2017 from 92.69% at December 31, 2016. Criticized credits in the commercial segment decreased to $1.6 billion at December 31, 2017 from $2.4 billion at December 31, 2016. The decrease in criticized credits was primarily due to general improvement and payoffs in the PEP portfolio during the year ended December 31, 2017. Criticized credits are those that have regulatory risk ratings of special mention, substandard or doubtful; classified credits are those that have regulatory risk ratings of substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

The following table reflects the related allowance for loan losses allocated to a loan category at year- end for the indicated years and the percentage of the allocation to the year-end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2017		2016		2015		2014		2013
Commercial and industrial	$265	1.14%	$440	1.72%	$542	1.79%	$354	1.25%	$302	1.26%
Commercial mortgage	67	0.47	83	0.57	89	0.64	99	0.71	107	0.82
Construction	11	0.61	15	0.66	14	0.59	9	0.50	6	0.63
Lease financing	17	1.15	18	0.99	9	0.48	9	0.45	8	0.40
Total commercial portfolio	360	0.88	556	1.25	654	1.35	471	1.02	423	1.17
Residential	32	0.09	36	0.12	31	0.11	38	0.13	49	0.19
Home equity and other consumer loans	54	1.55	47	1.35	18	0.56	11	0.35	20	0.62
Total consumer portfolio	86	0.22	83	0.25	49	0.16	49	0.15	69	0.24
Total allocated allowance	446	0.56	639	0.82	703	0.89	520	0.66	492	0.78
Unallocated	30		—		20		20		77
Total allowance for loan losses	$476	0.59%	$639	0.82%	$723	0.91%	$540	0.69%	$569	0.81%

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Allowance for loan losses, beginning of period	$639	$723	$540	$569	$737
(Reversal of) provision for loan losses	(65)	158	213	(14)	(59)
Other	2	2	(2)	(3)	—
Loans charged-off:
Commercial and industrial	(107)	(146)	(27)	(35)	(39)
Commercial and industrial - transfer to held for sale	(8)	(113)	—	—	(75)
Commercial mortgage	(1)	—	(5)	(4)	(6)
Construction	—	—	(7)	—	(4)
Total commercial portfolio	(116)	(259)	(39)	(39)	(124)
Residential mortgage	4	3	(2)	(3)	(13)
Home equity and other consumer loans	(43)	(15)	(7)	(8)	(17)
Total consumer portfolio	(39)	(12)	(9)	(11)	(30)
Total loans charged-off	(155)	(271)	(48)	(50)	(154)
Recoveries of loans previously charged-off:
Commercial and industrial	49	19	17	28	19
Commercial mortgage	1	5	1	3	8
Construction	—	—	—	3	13
Lease financing	—	—	—	—	1
Total commercial portfolio	50	24	18	34	41
Home equity and other consumer loans	5	3	2	4	4
Total consumer portfolio	5	3	2	4	4
Total recoveries of loans previously charged-off	55	27	20	38	45
Net loans recovered (charged-off)	(100)	(244)	(28)	(12)	(109)
Ending balance of allowance for loan losses	476	639	723	540	569
Allowance for losses on unfunded credit commitments	123	162	165	152	134
Total allowance for credit losses	$599	$801	$888	$692	$703

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
The following table sets forth the components of nonperforming assets and TDRs:

	December 31,
(Dollars in millions)	2017	2016	2015	2014	2013
Nonaccrual loans:
Commercial and industrial	$319	$458	$284	$56	$48
Commercial mortgage	20	31	37	40	51
Total commercial portfolio	339	489	321	96	99
Residential mortgage	104	171	190	231	286
Home equity and other consumer loans	22	29	41	48	57
Total consumer portfolio	126	200	231	279	343
Total nonaccrual loans	465	689	552	375	442
OREO	1	3	21	36	57
Total nonperforming assets	$466	$692	$573	$411	$499
Troubled debt restructurings:
Accruing	$348	$215	$413	$283	$367
Nonaccruing (included in total nonaccrual loans above)	229	384	409	184	225
Total troubled debt restructurings	$577	$599	$822	$467	$592

Total nonperforming assets as of December 31, 2017 were $466 million, or 0.30% of total assets, compared with $692 million, or 0.47% of total assets, at December 31, 2016. The decrease in nonperforming assets of $226 million from December 31, 2016 to December 31, 2017 was driven primarily by payoffs of certain loans in the PEP loan portfolio, as well as a refinement to our credit policy related to accrual status on residential mortgages.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2017 and 2016. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2017	2016	2017	2016
Commercial and industrial	$202	$321	0.87%	1.27%
Commercial mortgage	7	9	0.05	0.06
Construction	128	—	7.21	—
Total commercial portfolio	337	330	0.82	0.75
Residential mortgage	215	239	0.60	0.80
Home equity and other consumer loans	25	30	0.72	0.86
Total consumer portfolio	240	269	0.61	0.81
Total restructured loans	$577	$599	0.72%	0.77%

Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $12 million and $23 million at December 31, 2017 and 2016, respectively.
Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised largely of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, information and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either December 31, 2017 or December 31, 2016.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2017, 56% of the Company’s construction loan portfolio was concentrated in California, 14% to borrowers in New York and 7% to borrowers in Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2017, 61% of the Company’s commercial mortgage loans were made to borrowers located in California, 8% to borrowers in New York, and 8% to borrowers in Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At December 31, 2017, payment terms on 36% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 29% and 32% of these home equity loans and lines were supported by first liens on residential properties at both December 31, 2017 and December 31, 2016, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our consolidated financial statements included in this Form 10-K for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage loans at December 31, 2017 and December 31, 2016.

Interest Foregone
If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $44 million of interest income in 2017. For loans that were on nonaccrual status during 2017 and accounted for as cash basis nonaccrual loans, we recognized interest income of $22 million in 2017.
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

(Dollars in millions)	December 31, 2017	December 31, 2016
Effect on net interest income:
Increase 200 basis points	$100.2	$18.5
as a percentage of base case net interest income	3.21%	0.61%
Decrease 100 basis points	$(75.7)	$(19.1)
as a percentage of base case net interest income	(2.42)%	(0.63)%
An increase in rates increases net interest income. During 2017, the Company’s asset sensitive profile increased due to changes in balance sheet composition and forecasted balance sheet activity over the next twelve months, reflecting the impact of recent rate increases on certain components of the balance sheet.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly lower asset sensitive risk profile at December 31, 2017.
We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historical responses as the 2008 financial crisis may have changed future competitive responses and customer behaviors with respect to deposit repricing. Actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At December 31, 2017 and 2016, our ALM securities portfolio fair values were $25.7 billion and $22.7 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.4 years at December 31, 2017. At December 31, 2017, approximately $2.0 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During 2017, we purchased $9.9 billion and sold $2.5 billion of securities, as part of our investment portfolio strategy, while $4.5 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.7 years at December 31, 2017, compared with 4.0 years at December 31, 2016. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.7 years suggests an expected price decrease of approximately 3.7% for an immediate 1.0% parallel increase in interest rates.
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
ALM and Other Risk Management Derivatives
The notional amount of the ALM derivatives portfolio decreased during 2017 as the Company reduced receive fixed interest rate swap contracts used to hedge floating rate commercial loans. The gross negative fair value of ALM derivatives decreased during 2017 primarily as a result of changes in interest rate swap rates and hedge terminations. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 12 to our Consolidated Financial Statements in this Form 10-K.

(Dollars in millions)	December 31, 2017	December 31, 2016	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$7,498	$15,959	$(8,461)
Total ALM derivatives	7,498	15,959	(8,461)
Other risk management derivatives	1,345	1,045	300
Total ALM and other risk management derivatives	$8,843	$17,004	$(8,161)
Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$2	$22	$(20)
Gross negative fair value	149	199	(50)
Positive (negative) fair value of ALM derivatives, net	(147)	(177)	30
Other risk management derivatives:
Gross positive fair value	3	3	—
Gross negative fair value	9	90	(81)
Positive (negative) fair value of other risk management derivatives, net	(6)	(87)	81
Positive (negative) fair value of ALM and other risk management derivatives, net	$(153)	$(264)	$111
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
The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the years ended December 31, 2017 and 2016:

(Dollars in millions)	December 31, 2017	December 31, 2016
Average VaR	$7.7	$7.9
High VaR	9.5	10.7
Low VaR	5.5	6.2

Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions.
The following table provides the fair value of our trading account portfolio as of December 31, 2017 and 2016 and the change in fair value between December 31, 2017 and 2016.

(Dollars in millions)	December 31, 2017	December 31, 2016	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$1,926	$1,730	$196
Corporate bonds	1,054	841	213
Mortgage-backed securities	6,339	5,221	1,118
Derivatives (including netting adjustment)	712	851	(139)
Other	536	299	237
Trading account assets	$10,567	$8,942	$1,625

Fair value of trading account liabilities:
U.S. Treasury securities	$2,709	$1,973	$736
Corporate bonds	348	298	50
Derivatives (including netting adjustment)	501	576	(75)
Other	42	58	(16)
Trading account liabilities	$3,600	$2,905	$695

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$132,214	$149,229	$(17,015)
Commodity contracts	1,244	2,825	(1,581)
Foreign exchange contracts	7,053	5,981	1,072
Equity contracts	1,496	2,385	(889)
Other contracts	4	4	—
Total	$142,011	$160,424	$(18,413)
Fair value of positions held for trading purposes:
Gross positive fair value	$1,317	$1,601	$(284)
Gross negative fair value	969	1,395	(426)
Positive fair value of positions, net	$348	$206	$142

Notional amounts at December 31, 2017 also included $0.4 billion, $0.4 billion and $1.2 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.
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
The management of liquidity risk is governed by MUAH ALM and Liquidity Risk Management Policies. The MUAH ALM Policy is under the oversight of ALCO, which oversees first line liquidity risk management activities conducted by Treasury. Treasury formulates the funding, liquidity and contingency planning strategies for the Company, the Bank and MUSA, and is responsible for identifying, managing and reporting on liquidity risk. The Liquidity Risk Management Policies for the Company, the Bank and MUSA are under the oversight of the ARC and the Risk Committee of the Board. MRM conducts independent oversight and governance of liquidity risk management activities to establish sound policies and effective risk and independent monitoring controls.

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
In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The final rule includes an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or BTMU (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019. The Company expects to restructure existing debt issued to BTMU and replace a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to BTMU or MUFG in order to comply with the new rules. See "Supervision and Regulation-Dodd-Frank Act and Related Regulations" in Part I, Item 1. in this Form 10-K.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities increased by $8.4 billion to $27.6 billion at December 31, 2017 from $19.2 billion at December 31, 2016. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits were down $2.1 billion from $86.9 billion at December 31, 2016 to $84.8 billion at December 31, 2017. As of December 31, 2017, the Bank had $7.3 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $28.7 billion. The Bank maintains a $12 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at December 31, 2017. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. As of December 31, 2017, the parent company’s liquidity exceeded 20 months.

MUAH also borrows, on a long-term basis, from BTMU. On March 28, 2017, MUAH entered into a Credit Agreement with BTMU under which MUAH borrowed $3.5 billion. Simultaneously with the funding of this loan on March 31, 2017, the Bank prepaid three other loans from BTMU totaling $3.5 billion. At December 31, 2017, MUAH’s total debt outstanding to BTMU totaled $4.4 billion compared with $845 million on December 31, 2016.

MUAH’s subsidiaries also may borrow on a long-term basis from BTMU and affiliates. As of December 31, 2017, the Company had total long-term debt issued to BTMU and affiliates of $6.3 billion, including $935 million of subordinated debt with a capital component.

The Company’s total wholesale funding at December 31, 2017 included $11.6 billion of long-term debt (excluding nonrecourse debt) and $7.1 billion of short-term debt. For additional information regarding our outstanding debt, refer to Note 9 and Note 10 to our Consolidated Financial Statements included in this Form 10-K. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In October 2017, Moody's upgraded MUAH's long-term senior debt rating to A2 from A3. In November 2017, Standard & Poor's (S&P) downgraded MUAH, MUB and MUSA’s long-term ratings by one-notch, as a result of S&P's lowering MUFG and BTMU’s ratings by one notch. MUAH’s short-term S&P rating was also lowered to A-2 from A-1. The S&P outlook was revised to stable from negative. The following table provides our credit ratings as of December 31, 2017:

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A	A	A-
	Short-term	—	A-1	A-1	A-2
Moody's	Long-term	Aa2	A2	—	A2
	Short-term	P-1	P-1	—	—
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1
For further information, including information about rating agency assessments, see "The Bank of Tokyo-Mitsubishi UFJ's and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in this Form 10-K.
The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). At December 31, 2017, the Company was in compliance with the LCR requirements.

For further information regarding this rule, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards—Liquidity Coverage Ratio" in Part I, Item 1. of this Form 10-K and "The effects of changes or increases in, or supervisory enforcement of, banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect us" in Part I, Item 1A. "Risk Factors" of this Form 10-K.
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

The Company has established an independent ORMD under the CRO. ORMD calculates economic capital, which is then allocated to the business units using a methodology approved by the Capital Management Committee. The operational risk framework and capital allocation process provide incentives for the business lines to better manage their operational risk. ORMD and the operational risk management framework are overseen by the Operational Risk Management Committee.
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

The following table presents, as of December 31, 2017, our significant and determinable contractual obligations by payment date, except for obligations under our pension and post-retirement plans, which are included in Note 15 to our Consolidated Financial Statements included in this Form 10-K.

	December 31, 2017
(Dollars in millions)	One Year or Less	Over One Year through Three Years	Over Three Years through Five Years	Over Five Years	Total
Time deposits	$4,272	$750	$282	$1	$5,305
Long-term debt	3,159	6,737	1,686	580	12,162
Contractual interest payments(1)	279	370	130	84	863
Operating leases (premises)	144	246	164	403	957
Purchase obligations	84	82	—	—	166
Total debt and operating leases	$7,938	$8,185	$2,262	$1,068	$19,453

(1)
Includes accrued interest and future contractual interest obligations. Interest on foreign denominated time deposits were converted to USD based on the December 31, 2017 spot rate. Floating rate debts are assumed to have the same rates as of December 31, 2017.

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
The following table sets forth the results for the Regional Bank segment:

Regional Bank
	For the Years Ended December 31,			2017 vs 2016 Increase (Decrease)
(Dollars in millions)	2017	2016	2015	Amount	Percent
Results of operations—Market View
Net interest income	$2,034	$1,923	$1,896	$111	6%
Noninterest income	463	469	451	(6)	(1)
Total revenue	2,497	2,392	2,347	105	4
Noninterest expense	1,961	1,819	1,856	142	8
(Reversal of) provision for credit losses	21	30	13	(9)	(30)
Income before income taxes and including noncontrolling interests	515	543	478	(28)	(5)
Income tax expense	158	146	116	12	8
Net income attributable to MUAH	$357	$397	$362	$(40)	(10)
Average balances—Market View
Total loans held for investment	$61,051	$58,285	$56,767	$2,766	5%
Total assets	64,901	62,634	61,376	2,267	4
Total deposits	54,657	52,456	50,810	2,201	4

Net interest income increased during 2017 compared with 2016, primarily due to higher average residential mortgage loan balances, and higher average deposit balances and widening spreads on deposits. Noninterest expense increased in 2017 due to the launch of PurePoint Financial, investment in strategic projects, increased total staff expense, and increased support unit costs. The provision for credit losses during 2017 reflected the impact of losses related to marketplace lending and retail credit cards.

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

The following table sets forth the results for the U.S. Wholesale & Investment Banking segment:

U.S. Wholesale & Investment Banking
	For the Years Ended December 31,			2017 vs 2016 Increase (Decrease)
(Dollars in millions)	2017	2016	2015	Amount	Percent
Results of operations—Market View
Net interest income	$424	$542	$594	$(118)	(22)%
Noninterest income	338	374	352	(36)	(10)
Total revenue	762	916	946	(154)	(17)
Noninterest expense	390	390	427	—	—
(Reversal of) provision for credit losses	(106)	99	181	(205)	(207)
Income before income taxes and including noncontrolling interests	478	427	338	51	12
Income tax expense (benefit)	(261)	81	65	(342)	(422)
Net income attributable to MUAH	$739	$346	$273	$393	114
Average balances—Market View
Total loans held for investment	$18,044	$22,425	$22,394	$(4,381)	(20)%
Total assets	22,797	26,834	26,228	(4,037)	(15)
Total deposits	9,126	9,260	9,254	(134)	(1)

Net interest income decreased in 2017 compared with 2016 due to lower average loan balances and lower spreads as a result of reductions in oil and gas exposure, predominantly reserved-based loans, and a shift in strategy away from loan-only mid-corporate clients. Noninterest income was lower during 2017 compared with the same period in 2016, primarily due to lower syndication fees. The reversal of provision for credit losses during 2017 was primarily due to lower reserves for the oil and gas portfolio. The income tax benefit in 2017 is due to the impact of the enactment of the TCJA, resulting in a one-time tax benefit from the revaluation of the Company's net deferred tax liabilities.

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
The following table sets forth the results for the Transaction Banking segment:

Transaction Banking
	For the Years Ended December 31,			2017 vs 2016 Increase (Decrease)
(Dollars in millions)	2017	2016	2015	Amount	Percent
Results of operations—Market View
Net interest income	$577	$485	$441	$92	19%
Noninterest income	164	167	169	(3)	(2)
Total revenue	741	652	610	89	14
Noninterest expense	473	449	436	24	5
(Reversal of) provision for credit losses	1	—	1	1	100
Income before income taxes and including noncontrolling interests	267	203	173	64	32
Income tax expense	104	79	68	25	32
Net income attributable to MUAH	$163	$124	$105	$39	31
Average balances—Market View
Total loans held for investment	$56	$53	$55	$3	6%
Total assets	1,860	1,907	1,815	(47)	(2)
Total deposits	39,414	37,130	36,009	2,284	6
Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income during 2017 compared with 2016 was driven by higher average deposit balances and widening spreads on deposits. The increase in noninterest expense during 2017 was primarily due to increases in professional and outside services expense, FDIC insurance costs, and internally allocated product charges, partially offset by fixed asset impairments recorded in 2016.

MUFG Securities Americas Inc.
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment:

MUSA
	For the Years Ended December 31,			2017 vs 2016 Increase (Decrease)
(Dollars in millions)	2017	2016	2015	Amount	Percent
Results of operations—Market View
Net interest income	$234	$164	$72	$70	43%
Noninterest income	351	302	300	49	16
Total revenue	585	466	372	119	26
Noninterest expense	445	362	315	83	23
(Reversal of) provision for credit losses	—	—	—	—	—
Income before income taxes and including noncontrolling interests	140	104	57	36	35
Income tax expense	59	41	22	18	44
Net income attributable to MUAH	$81	$63	$35	$18	29
Average balances—Market View
Total loans held for investment	$—	$—	$—	$—	—%
Total assets	31,714	31,518	35,702	196	1
Total deposits	—	—	—	—	—

Net interest income increased during 2017 compared with 2016, primarily due to higher yields on securities borrowed and purchased under resale agreements and higher balances and yields on trading account assets. Noninterest income increased due primarily to higher investment banking fees and higher fees from affiliates, partially offset by a decrease in trading account income. Noninterest expense increased due to increases in salaries and employee benefits expense resulting from increased head count and affiliate revenue sharing expense.

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
The following table sets forth the results for Other:

Other
	For the Years Ended December 31,			2017 vs 2016 Increase (Decrease)
(Dollars in millions)	2017	2016	2015	Amount	Percent
Results of operations—Market View
Net interest income	$(65)	$(61)	$(111)	$(4)	(7)%
Noninterest income	694	913	578	(219)	(24)
Total revenue	629	852	467	(223)	(26)
Noninterest expense	715	762	713	(47)	(6)
(Reversal of) provision for credit losses	(19)	26	32	(45)	(173)
Income (loss) before income taxes and including noncontrolling interests	(67)	64	(278)	(131)	(205)
Income tax expense (benefit)	239	72	(102)	167	232
Net income (loss) including noncontrolling interest	(306)	(8)	(176)	(298)	(3,725)
Deduct: net loss from noncontrolling interests	43	68	45	(25)	(37)
Net income attributable to MUAH	$(263)	$60	$(131)	$(323)	(538)
Average balances—Market View
Total loans held for investment	$(381)	$(589)	$(526)	$208	35%
Total assets	31,272	28,008	27,302	3,264	12
Total deposits	(16,802)	(14,220)	(12,898)	(2,582)	(18)

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
Allowance for Credit Losses
The allowance for credit losses, which consists of the allowances for loan losses and losses on unfunded credit commitments, is an estimate of the losses that are inherent in our loan portfolio as well as for certain unfunded credit commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. Our allowance for credit losses has four components: the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance, and the allowance for losses on unfunded credit commitments which is included in other liabilities. Each of these components is determined based upon estimates that are inherently subjective and our actual losses incurred could differ significantly from those estimates. For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is derived principally from the formulaic application of loss factors to outstanding loans, based on the internal risk rating of such loans. Loss factors are based on our historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. For loans that are homogeneous in nature, such as in our consumer portfolio segment, we estimate the allowance based on forecasted losses based on incurred loss events. The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the derived loss factors. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments. Our allowance for losses on unfunded credit commitments is measured in approximately the same manner as the allowance for loan losses but includes an estimate of expected utilization based upon historical data. For further information regarding our allowance for loan losses, see "Allowance for Loan Losses" in Note 1 and Note 3 to our Consolidated Financial Statements in this Form 10-K.

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
The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

	December 31, 2017		December 31, 2016
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$212	1%	$99	—%
Level 2	26,789	95	21,952	95
Level 3	1,803	6	1,830	8
Netting Adjustment(1)	(607)	(2)	(770)	(3)
Total	$28,197	100%	$23,111	100%
As a percentage of total Company assets		18%		15%
Liabilities:
Level 1	$46	1%	$49	2%
Level 2	4,036	109	3,792	123
Level 3	257	7	287	9
Netting Adjustment(1)	(620)	(17)	(1,047)	(34)
Total	$3,719	100%	$3,081	100%
As a percentage of total Company liabilities		3%		2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
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
We currently have a valid water’s-edge election to include the U.S. operations of MUFG with MUAH and its subsidiaries’ in our combined California tax return.  We analyze the alternative California worldwide tax liability annually to determine whether to revoke or retain this voluntary tax election.  As a water’s-edge filer, the taxable profits of MUFG’s U.S. operations impact our state effective tax rate.  Some affiliates included in our California tax return are fiscal year taxpayers.  The inclusion of calendar and fiscal year taxpayers in the same combined return impacts the timing of financial data used in determining our state tax rates.  We review MUFG’s U.S.

operations quarterly to determine the appropriate rate at which to recognize our California and other state tax expense.
For further information on our income taxes, see Note 17 to our Consolidated Financial Statements included in this Form 10-K.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain Generally Accepted Accounting Principles (GAAP) amounts and specific non-GAAP measures as used to compute the calculation of return on average MUAH tangible common equity for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Net income attributable to MUAH	$1,077	$990	$644
Add: intangible asset amortization, net of tax	18	17	26
Net income attributable to MUAH, excluding intangible asset amortization (a)	$1,095	$1,007	$670
Average MUAH stockholders' equity	$17,926	$17,003	$16,112
Less: Goodwill	3,263	3,225	3,225
Less: Intangible assets, except mortgage servicing rights	269	196	212
Less: Deferred tax liabilities related to goodwill and intangible assets	(72)	(47)	(52)
Tangible common equity (b)	$14,466	$13,629	$12,727
Return on average MUAH tangible common equity (1) (a)/(b)	7.57%	7.39%	5.26%

(1)     Annualized.

Financial Statements and Supplementary Data
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Interest Income
Loans	$2,892	$2,839	$2,797
Securities	564	483	463
Securities borrowed or purchased under resale agreements	347	195	112
Trading assets	326	172	53
Other	50	27	12
Total interest income	4,179	3,716	3,437
Interest Expense
Deposits	241	194	200
Commercial paper and other short-term borrowings	58	32	13
Long-term debt	250	240	250
Securities loaned or sold under repurchase agreements	353	140	52
Trading liabilities	73	57	30
Total interest expense	975	663	545
Net Interest Income	3,204	3,053	2,892
(Reversal of) provision for credit losses	(103)	155	227
Net interest income after (reversal of) provision for credit losses	3,307	2,898	2,665
Noninterest Income
Service charges on deposit accounts	188	192	195
Trust and investment management fees	121	120	111
Trading account activities	(5)	105	62
Securities gains, net	17	69	20
Credit facility fees	98	108	117
Brokerage commissions and fees	69	64	79
Card processing fees, net	47	39	33
Investment banking and syndication fees	369	312	319
Fees from affiliates	866	957	763
Other, net	240	259	151
Total noninterest income	2,010	2,225	1,850
Noninterest Expense
Salaries and employee benefits	2,376	2,355	2,414
Net occupancy and equipment	357	325	335
Professional and outside services	439	369	318
Software	192	154	120
Regulatory assessments	82	72	53
Intangible asset amortization	30	28	42
Other	508	479	465
Total noninterest expense	3,984	3,782	3,747
Income before income taxes and including noncontrolling interests	1,333	1,341	768
Income tax expense	299	419	169
Net Income Including Noncontrolling Interests	1,034	922	599
Deduct: Net loss from noncontrolling interests	43	68	45
Net Income Attributable to MUAH	$1,077	$990	$644
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Net Income Attributable to MUAH	$1,077	$990	$644
Other Comprehensive Income, Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(66)	(115)	12
Net change in unrealized gains (losses) on investment securities	16	(56)	(6)
Foreign currency translation adjustment	7	2	(14)
Pension and other postretirement benefit adjustments	95	23	(13)
Total other comprehensive income (loss)	52	(146)	(21)
Comprehensive Income Attributable to MUAH	1,129	844	623
Comprehensive loss from noncontrolling interests	(43)	(68)	(45)
Total Comprehensive Income	$1,086	$776	$578
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except for per share amount)	December 31, 2017	December 31, 2016
Assets
Cash and due from banks	$2,057	$1,909
Interest bearing deposits in banks	1,335	3,844
Total cash and cash equivalents	3,392	5,753
Securities borrowed or purchased under resale agreements	20,894	19,747
Trading account assets (includes $1,001 at December 31, 2017 and $1,122 at December 31, 2016 pledged as collateral that may be repledged)	10,567	8,942
Securities available for sale (includes $163 at December 31, 2017 and $148 at December 31, 2016 pledged as collateral that may be repledged)	17,563	14,141
Securities held to maturity (fair value $9,799 at December 31, 2017 and $10,316 at December 31, 2016)	9,885	10,337
Loans held for investment	80,014	77,551
Allowance for loan losses	(476)	(639)
Loans held for investment, net	79,538	76,912
Premises and equipment, net	610	591
Goodwill	3,301	3,225
Other assets	8,800	8,496
Total assets	$154,550	$148,144
Liabilities
Deposits:
Noninterest bearing	$32,602	$35,654
Interest bearing	52,185	51,293
Total deposits	84,787	86,947
Securities loaned or sold under repurchase agreements	26,437	24,616
Commercial paper and other short-term borrowings	7,066	2,360
Long-term debt	12,162	11,410
Trading account liabilities	3,600	2,905
Other liabilities	2,143	2,520
Total liabilities	136,195	130,758
Commitments, contingencies and guarantees—See Note 20
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 147,589,713 shares issued and outstanding as of December 31, 2017 and 144,322,280 shares issued and outstanding as of December 31, 2016	148	144
Additional paid-in capital	8,197	7,884
Retained earnings	10,936	10,101
Accumulated other comprehensive loss	(1,026)	(896)
Total MUAH stockholders' equity	18,255	17,233
Noncontrolling interests	100	153
Total equity	18,355	17,386
Total liabilities and equity	$154,550	$148,144
See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	MUAH Stockholders' Equity
(Dollars in millions, except shares)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2014	$144	$7,660	$8,473	$(729)	$264	$15,812
Net income (loss)—2015	—	—	644	—	(45)	599
Other comprehensive income (loss), net of tax	—	—	—	(21)	—	(21)
Compensation—restricted stock units	—	9	—	—	—	9
Capital contribution	—	200	—	—	—	200
Other	—	(1)	(1)	—	(4)	(6)
Net change	—	208	643	(21)	(49)	781
BALANCE DECEMBER 31, 2015	$144	$7,868	$9,116	$(750)	$215	$16,593
Net income (loss)—2016	—	—	990	—	(68)	922
Other comprehensive income (loss), net of tax	—	—	—	(146)	—	(146)
Compensation—restricted stock units	—	13	(3)	—	—	10
Other	—	3	(2)	—	6	7
Net change	—	16	985	(146)	(62)	793
BALANCE DECEMBER 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)—2017	—	—	1,077	—	(43)	1,034
Other comprehensive income (loss), net of tax	—	—	—	52	—	52
Compensation—restricted stock units	—	(8)	(2)	—	—	(10)
Issuance of common stock(1)	3	321	78	—	—	402
Dividends	—	—	(500)	—	—	(500)
TCJA reclassification(2)	—	—	182	(182)	—	—
Other	1	—	—	—	(10)	(9)
Net change	4	313	835	(130)	(53)	969
BALANCE DECEMBER 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355

(1)	For additional information on the issuance of common stock, refer to Note 21.

(2)	For additional information on the TCJA reclassification, refer to Note 1.

See accompanying notes to consolidated financial statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$1,034	$922	$599
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(103)	155	227
Depreciation, amortization and accretion, net	331	325	401
Stock-based compensation—restricted stock units	66	67	54
Deferred income taxes	25	79	(20)
Net gains on sales of securities	(17)	(69)	(20)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(1,147)	11,325	(1,037)
Net increase (decrease) in securities loaned or sold under repurchase agreements	1,821	(4,525)	(915)
Net decrease (increase) in trading account assets	(1,625)	(5,208)	(804)
Net decrease (increase) in other assets	359	(923)	243
Net increase (decrease) in trading account liabilities	695	(807)	2,061
Net increase (decrease) in other liabilities	(137)	(98)	(18)
Loans originated for sale	(813)	(1,358)	(1,294)
Net proceeds from sale of loans originated for sale	697	1,332	1,157
Pension and other benefits adjustment	(169)	(147)	(106)
Other, net	11	15	(16)
Total adjustments	(6)	163	(87)
Net cash provided by (used in) operating activities	1,028	1,085	512
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,460	4,842	1,985
Proceeds from paydowns and maturities of securities available for sale	2,809	2,171	2,025
Purchases of securities available for sale	(8,912)	(6,666)	(4,768)
Proceeds from paydowns and maturities of securities held to maturity	1,782	2,257	2,682
Purchases of securities held to maturity	(1,360)	(2,447)	(4,511)
Proceeds from sales of loans	926	1,526	1,338
Net decrease (increase) in loans	(2,947)	(519)	(2,130)
Purchases of other investments	(378)	(717)	(640)
Other, net	(60)	148	(122)
Net cash provided by (used in) investing activities	(5,680)	595	(4,141)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(2,063)	2,606	(1,750)
Net increase (decrease) in commercial paper and other short-term borrowings	4,709	(1,065)	(1,369)
Capital contribution from MUFG	—	—	200
Proceeds from issuance of long-term debt	5,027	795	6,320
Repayment of long-term debt	(4,801)	(3,082)	(936)
Dividends paid	(500)	—	—
Other, net	(71)	6	(61)
Change in noncontrolling interests	(10)	6	(4)
Net cash provided by (used in) financing activities	2,291	(734)	2,400
Net change in cash and cash equivalents	(2,361)	946	(1,229)
Cash and cash equivalents at beginning of period	5,753	4,807	6,036
Cash and cash equivalents at end of period	$3,392	$5,753	$4,807
Cash Paid During the Period For:
Interest	$919	$626	$468
Income taxes, net	178	159	157
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	776	1,976	1,207
Transfer of assets and liabilities from BTMU and MUFG (1):
Carrying amount of assets acquired	1,003	—	—
Carrying amount of liabilities assumed	601	—	—

(1)	For additional information on the transfer of assets and liabilities from BTMU, refer to Note 21 to these consolidated financial statements.

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
On November 4, 2008, the Company became a privately held company (privatization transaction). On July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards, the Company was designated the U.S. Intermediate Holding Company (IHC) of its ultimate parent, MUFG. The IHC formation resulted in the transfer of interests in substantially all of MUFG’s U.S. subsidiaries to MUAH. The Company issued 7,991,449 shares to BTMU and MUFG in exchange for the transferred subsidiaries. These subsidiaries included MUSA, a registered broker-dealer, and various other non-bank subsidiaries. The assets received and liabilities assumed were transferred at their carrying amounts, and all prior periods have been revised to include the results of these transferred subsidiaries. MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017. The Company issued 3,267,433 shares to BTMU and MUFG in exchange for these transferred subsidiaries and their financial results have been included in MUAH's financial results prospectively beginning July 1, 2017. All of the Company's issued and outstanding shares of common stock are owned by BTMU and MUFG.
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
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the allowance for credit losses (Note 3), goodwill impairment (Note 5), fair value of financial instruments (Note 11), pension accounting (Note 15), income taxes (Note 17), and transfer pricing (Note 21).

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
Loans Held for Investment, Other Acquired Loans, Loans Held for Sale and Leases
Loans held for investment are reported at the principal amounts outstanding, net of charge-offs, unamortized nonrefundable loan fees, direct loan origination costs, and purchase premiums and discounts. Where loans are held for investment, the net basis adjustment excluding charge-offs on the loan is generally recognized in interest income on an effective yield basis over the contractual loan term.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
As lessor, the Company primarily offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases and leverage leases are recorded based on the amount of minimum lease payments receivable, unguaranteed residual value accruing to the benefit of the lessor, unamortized initial direct costs, and are reduced for any unearned income. Leveraged leases are recorded net of any nonrecourse debt.
Allowance for Loan Losses
The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, and the unallocated allowance. Management estimates probable losses inherent in the portfolio based on a loss emergence period. The loss emergence period is the estimated average period of time between a material adverse event that affects the creditworthiness of a borrower and the subsequent recognition of a loss. Updates of the loss emergence period are performed when significant events cause management to reexamine data. Management develops and documents its systematic methodology for determining the allowance for loan losses by first dividing its portfolio into segments—the commercial segment and consumer segment. The Company further divides the portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company include commercial and industrial, commercial mortgage, construction, residential mortgage, and home equity and other consumer loans. While the Company's methodology attributes portions of the allowance to specific portfolio segments, the entire allowance is available to absorb credit losses inherent in the total loan portfolio.
For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is calculated by applying loss factors to outstanding loans and most unused commitments, based on the internal risk rating of such loans. Loss factors are based on historical loss experience and may be adjusted for significant qualitative considerations that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. Those qualitative considerations are based upon management's evaluation of certain risks that may be identified from current conditions and developments within the portfolio that are not directly measured in the computation of the loss factors. Loss factors for individually rated credits are derived from a calculator that tracks historical losses over an economic cycle, which management believes captures the inherent losses in our loan portfolio.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
The Company also invests in limited liability entities and trusts that operate renewable energy projects, either directly or indirectly. Tax credits, taxable income and distributions associated with these renewable energy projects may be allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method and are reviewed periodically for impairment, considering projected operating results and realizability of tax credits. For those projects where economic benefits are not allocated based on pro rata ownership percentage, the Company accounts for its investments using the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, the Company determines its share of an investee’s earnings by comparing the amount it would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the partnership agreements, assuming the investee's net assets were liquidated at amounts determined in accordance with GAAP and distributed to the Company, after taking capital transactions during the period into account.

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
Transfers of Financial Assets
Transfers of financial assets in which the Company has surrendered control over the transferred assets are accounted for as sales. Control is generally considered to have been surrendered when the transferred assets have been legally isolated from the Company, the transferee has the right to pledge or exchange the assets without any significant constraints, and the Company has not entered into a repurchase agreement, does not hold unconditional call options and has not written put options on the transferred assets. In assessing whether control has been surrendered, the Company considers whether the transferee would be a consolidated affiliate and the impact of all arrangements or agreements made contemporaneously with, or in contemplation of, the transfer, even if they were not entered into at the time of transfer.
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
We record a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of the enactment.
We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. We make adjustments to these reserves in accordance with the income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made, and could have a material impact on our financial condition and operating results. Foreign taxes paid are generally applied as credits to reduce U.S. federal income taxes payable.
Employee Pension and Other Postretirement Benefits
The Company provides a variety of pension and other postretirement benefit plans for eligible employees and retirees. Net periodic pension and other postretirement benefit cost is recognized over the approximate service period of plan participants and includes significant discount rate and plan asset return assumptions.
Stock-Based Compensation
The Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's ultimate parent company, MUFG, to employees. The Company recognizes compensation expense on restricted stock units granted on a straight-line basis over the vesting period for non-retirement eligible employees based on the grant date fair value of MUFG ADRs. Restricted stock units granted to employees who are retirement eligible or will become retirement eligible during the vesting period are expensed as of the grant date or on a straight-line basis over the period from the grant date to the date the employee becomes retirement eligible. Forfeitures are recognized as incurred.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. It provides the following five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In addition, the ASU requires additional disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to interim and annual periods beginning on January 1, 2018, with early adoption permitted in 2017. Effective January 1, 2018, the Company adopted this guidance and applied the modified retrospective method. This guidance does not significantly impact the Company’s financial position and results of operations.

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the accounting, presentation, and disclosure requirements for certain financial instruments. The ASU requires that all equity investments be recorded at fair value through net income (other than those accounted for under the equity method or result in consolidation of the investee); however, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU also requires an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability under the fair value option. The ASU also clarifies that an entity must evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities in combination with the entity’s other deferred tax assets. In addition, the ASU amends the presentation and disclosure requirements for financial instruments and now requires the use of an exit price notion when measuring the fair value of financial instruments for disclosure purposes. Effective January 1, 2018, the Company adopted this guidance which does not significantly impact the Company’s financial position and results of operations.

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases. The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. The Company plans to adopt the ASU on January 1, 2019. The Company is in the technology design phase of this project to support the ongoing lessee accounting required under the ASU. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU amends ASU 2014-09, Revenue from Contracts with Customers, with respect to assessing whether an entity is a principal (and thus presents revenue gross) or an agent (and thus presents revenue net). The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarify: (1) that an entity must first identify the specified good or service being provided to the customer; (2) that the unit of account for the principal versus agent assessment is each specified good or service promised in a contract; (3) indicators and examples to help an entity evaluate whether it is the principal; and (4) how to assess whether an entity controls services performed by another party. The ASU is effective upon the adoption of ASU 2014-09, which the Company adopted effective January 1, 2018. This guidance does not significantly impact the Company’s financial position and results of operations. However, certain expenses that were previously recorded as a reduction of related noninterest income will be recorded within noninterest expense beginning January 1, 2018.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, to address diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows.  Effective January 1, 2018, the Company adopted this guidance which does not significantly impact on the Company's statement of cash flows.

Income Tax Consequences of Intra-Entity Asset Transfers

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, to improve the accounting for the income tax consequences of intra-entity assets other than inventory.  The ASU will require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  Effective January 1, 2018, the Company adopted this guidance which does not significantly impact the Company's financial position and results of operations.

Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, to address diversity in the classification and presentation of changes in restricted cash on the statement of cash flows. The ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and the amounts generally described as restricted cash or restricted cash equivalents. Effective January 1, 2018, the Company adopted this guidance which does not significantly impact the Company's statement of cash flows.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which specifies when a set of assets and activities constitutes a business.  The ASU adds a “screen” to determine when a set is not a business, thus reducing the number of transactions deemed businesses.  Specifically, if the fair value of the gross assets acquired is concentrated in a single identifiable asset (or a group of similar identifiable assets), the set is not deemed a business. Otherwise, to be considered a business, a set must include at least one input and a substantive process that together significantly contribute to the ability to create outputs.  Although outputs are not required to be a business, the ASU narrows the definition of an output and limits the instances where sets that lack outputs are deemed businesses.  Effective January 1, 2018, the Company adopted this guidance which does not significantly impact the Company’s financial position and results of operations.

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU removes Step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendment, a goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The ASU will be effective for MUAH beginning January 1, 2020 on a prospective basis. Early adoption is permitted for any impairment tests performed after January 1, 2017. Management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations.

Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of
Nonfinancial Assets

In February 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, to clarify the scope of ASC 610-20, Other Income - Gains and Losses from Derecognition of Nonfinancial Assets (issued as part of ASU 2014-09), and provide guidance on partial sales of nonfinancial assets. The ASU clarifies that the unit of account under ASC 610-20 is each distinct nonfinancial or in substance nonfinancial asset and that a financial asset that meets the definition of an “in substance nonfinancial asset” is within the scope of ASC 610-20. The ASU eliminates rules specifically addressing sales of real estate and removes exceptions to the financial asset derecognition model. The ASU is effective upon the adoption of ASU 2014-09, which the Company adopted effective January 1, 2018. This guidance does not significantly impact the Company's financial position and results of operations.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amends the income statement presentation of the components of net periodic benefit cost for sponsored defined benefit pension and other postretirement plans.  The ASU also now mandates that only the service cost component of net benefit cost is eligible for capitalization on certain internally produced assets. Effective January 1, 2018, the Company adopted this guidance which does not significantly impact the Company’s financial position and results of operations.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, to provide guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting. Effective January 1, 2018, the Company adopted this guidance which does not significantly impact the Company’s financial position and results of operations.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow an election to reclassify the income tax effects of the Tax Cuts and Jobs Act (TCJA) on items within AOCI to retained earnings. If an election to reclassify these amounts is made, the reclassification must include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, and other income tax effects related to items remaining in AOCI. The guidance will be effective for MUAH beginning January 1, 2018, with early adoption permitted for periods for which financial statements have not been issued. The Company early adopted this ASU and elected to reclassify $182 million from AOCI to retained earnings in 2017.

Note 2—Securities (Continued)

Note 2—Securities
Securities Available for Sale
At December 31, 2017 and 2016, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,370	$—	$118	$3,252
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,338	2	132	9,208
Privately issued	695	3	4	694
Privately issued - commercial mortgage-backed securities	823	4	5	822
Collateralized loan obligations	1,895	10	—	1,905
Other	5	—	—	5
Asset Liability Management securities	16,126	19	259	15,886
Other debt securities:
Direct bank purchase bonds	1,495	38	30	1,503
Other	163	1	—	164
Equity securities	10	—	—	10
Total securities available for sale	$17,794	$58	$289	$17,563

	December 31, 2016
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,625	$1	$121	$2,505
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	6,814	3	122	6,695
Privately issued	333	1	7	327
Privately issued - commercial mortgage-backed securities	666	4	6	664
Collateralized loan obligations	2,219	4	5	2,218
Other	7	—	—	7
Asset Liability Management securities	12,664	13	261	12,416
Other debt securities:
Direct bank purchase bonds	1,601	41	29	1,613
Other	108	—	1	107
Equity securities	5	—	—	5
Total securities available for sale	$14,378	$54	$291	$14,141

Note 2—Securities (Continued)

The Company's securities available for sale with a continuous unrealized loss position at December 31, 2017 and 2016 are shown below, identified for periods less than 12 months and 12 months or more.

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$1,074	$14	$2,128	$104	$3,202	$118
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	3,606	22	4,651	110	8,257	132
Privately issued	275	1	164	3	439	4
Privately issued - commercial mortgage-backed securities	447	3	80	2	527	5
Collateralized loan obligations	12	—	—	—	12	—
Asset Liability Management securities	5,414	40	7,023	219	12,437	259
Other debt securities:
Direct bank purchase bonds	58	4	563	26	621	30
Other	79	—	—	—	79	—
Equity securities	10	—	—	—	10	—
Total securities available for sale	$5,561	$44	$7,586	$245	$13,147	$289

	December 31, 2016
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$2,257	$121	$—	$—	$2,257	$121
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	5,501	113	667	9	6,168	122
Privately issued	249	6	29	1	278	7
Privately issued - commercial mortgage-backed securities	415	6	11	—	426	6
Collateralized loan obligations	75	—	1,077	5	1,152	5
Other	—	—	1	—	1	—
Asset Liability Management securities	8,497	246	1,785	15	10,282	261
Other debt securities:
Direct bank purchase bonds	386	12	499	17	885	29
Other	36	1	—	—	36	1
Equity securities	—	—	5	—	5	—
Total securities available for sale	$8,919	$259	$2,289	$32	$11,208	$291
At December 31, 2017, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At December 31, 2017, the Company expects to recover the entire amortized cost

Note 2—Securities (Continued)

basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2017, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2017, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2017
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$98	$3,154	$—	$3,252
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	2	2	942	8,262	9,208
Privately issued	—	1	—	693	694
Privately issued - commercial mortgage-backed securities	—	—	39	783	822
Collateralized loan obligations	—	12	724	1,169	1,905
Other	—	5	—	—	5
Asset Liability Management securities	2	118	4,859	10,907	15,886
Other debt securities:
Direct bank purchase bonds	54	552	646	251	1,503
Other	8	134	—	22	164
Total debt securities available for sale	$64	$804	$5,505	$11,180	$17,553

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the years ended December 31, 2017, 2016 and 2015 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Gross realized gains	$17	$69	$20
Gross realized losses	—	—	1
Securities Held to Maturity
At December 31, 2017 and 2016, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$525	$—	$—	$525	$3	$1	$527
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,870	2	31	7,841	15	130	7,726
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,571	—	52	1,519	36	9	1,546
Total securities held to maturity	$9,966	$2	$83	$9,885	$54	$140	$9,799

	December 31, 2016
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$492	$—	$—	$492	$5	$—	$497
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,301	3	41	8,263	34	96	8,201
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,645	—	63	1,582	43	7	1,618
Total securities held to maturity	$10,438	$3	$104	$10,337	$82	$103	$10,316

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

Note 2—Securities (Continued)

The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2017 and 2016 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$494	$—	$1	$—	$—	$—	$494	$—	$1
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	2,649	—	31	4,000	31	99	6,649	31	130
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	19	—	—	1,496	52	9	1,515	52	9
Total securities held to maturity	$3,162	$—	$32	$5,496	$83	$108	$8,658	$83	$140

	December 31, 2016
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	$4,492	$—	$92	$1,386	$41	$4	$5,878	$41	$96
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	111	—	1	1,448	63	6	1,559	63	7
Total securities held to maturity	$4,603	$—	$93	$2,834	$104	$10	$7,437	$104	$103

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2017
	Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$525	$527	$—	$—	$—	$—	$525	$527
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	390	385	7,451	7,341	7,841	7,726
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	853	881	—	—	666	665	1,519	1,546
Total securities held to maturity	$1,378	$1,408	$390	$385	$8,117	$8,006	$9,885	$9,799

Securities Pledged and Received as Collateral
At December 31, 2017 and December 31, 2016, the Company pledged $12.3 billion and $12.1 billion of available for sale and trading securities as collateral, respectively, of which $1.2 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short term borrowings and to secure public and trust department deposits.
At December 31, 2017 and December 31, 2016, the Company received $31.8 billion and $31.6 billion, respectively, of collateral, of which $31.8 billion and $31.6 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $30.4 billion and $30.5 billion at December 31, 2017 and December 31, 2016, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at December 31, 2017 and 2016.

	December 31,
(Dollars in millions)	2017	2016
Loans held for investment:
Commercial and industrial	$23,281	$25,379
Commercial mortgage	14,320	14,625
Construction	1,775	2,283
Lease financing	1,533	1,819
Total commercial portfolio	40,909	44,106
Residential mortgage	35,643	29,922
Home equity and other consumer loans	3,462	3,523
Total consumer portfolio	39,105	33,445
Total loans held for investment(1)	80,014	77,551
Allowance for loan losses	(476)	(639)
Loans held for investment, net	$79,538	$76,912

(1)Includes $301 million and $180 million at December 31, 2017 and December 31, 2016, respectively, for net unamortized (discounts)
and premiums and deferred (fees) and costs.

Allowance for Loan Losses
The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(132)	37	30	(65)
Other	2	—	—	2
Loans charged-off	(116)	(39)	—	(155)
Recoveries of loans previously charged-off	50	5	—	55
Allowance for loan losses, end of period	$360	$86	$30	$476

	For the Year Ended December 31, 2016
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$654	$49	$20	$723
(Reversal of) provision for loan losses	134	44	(20)	158
Other	2	—	—	2
Loans charged-off	(259)	(12)	—	(271)
Recoveries of loans previously charged-off	25	2	—	27
Allowance for loan losses, end of period	$556	$83	$—	$639

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2015
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$471	$49	$20	$540
(Reversal of) provision for loan losses	207	6	—	213
Other	(2)	—	—	(2)
Loans charged-off	(40)	(8)	—	(48)
Recoveries of loans previously charged-off	18	2	—	20
Allowance for loan losses, end of period	$654	$49	$20	$723
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2017 and 2016.

	December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$58	$15	$—	$73
Collectively evaluated for impairment	302	71	30	403
Total allowance for loan losses	$360	$86	$30	$476
Loans held for investment:
Individually evaluated for impairment	$544	$321	$—	$865
Collectively evaluated for impairment	40,365	38,784	—	79,149
Total loans held for investment	$40,909	$39,105	$—	$80,014

	December 31, 2016
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$151	$17	$168
Collectively evaluated for impairment	405	66	471
Total allowance for loan losses	$556	$83	$639
Loans held for investment:
Individually evaluated for impairment	$636	$386	$1,022
Collectively evaluated for impairment	43,470	33,059	76,529
Total loans held for investment	$44,106	$33,445	$77,551
Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2017 and 2016.

	December 31,
(Dollars in millions)	2017	2016
Commercial and industrial	$319	$458
Commercial mortgage	20	31
Total commercial portfolio	339	489
Residential mortgage	104	171
Home equity and other consumer loans	22	29
Total consumer portfolio	126	200
Total nonaccrual loans	$465	$689
Troubled debt restructured loans that continue to accrue interest	$348	$215
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$229	$384

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show an aging of the balance of loans held for investment, by class as of December 31, 2017 and 2016.

	December 31, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,734	$17	$63	$80	$24,814
Commercial mortgage	14,298	16	6	22	14,320
Construction	1,775	—	—	—	1,775
Total commercial portfolio	40,807	33	69	102	40,909
Residential mortgage	35,453	151	39	190	35,643
Home equity and other consumer loans	3,427	23	12	35	3,462
Total consumer portfolio	38,880	174	51	225	39,105
Total loans held for investment	$79,687	$207	$120	$327	$80,014

	December 31, 2016
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,085	$54	$59	$113	$27,198
Commercial mortgage	14,571	37	17	54	14,625
Construction	2,283	—	—	—	2,283
Total commercial portfolio	43,939	91	76	167	44,106
Residential mortgage	29,770	110	42	152	29,922
Home equity and other consumer loans	3,479	27	17	44	3,523
Total consumer portfolio	33,249	137	59	196	33,445
Total loans held for investment	$77,188	$228	$135	$363	$77,551
Loans 90 days or more past due and still accruing totaled $12 million and $23 million at December 31, 2017 and 2016, respectively.

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
The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	December 31, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,632	$435	$747	$24,814
Commercial mortgage	14,081	80	159	14,320
Construction	1,632	15	128	1,775
Total commercial portfolio	$39,345	$530	$1,034	$40,909

	December 31, 2016 (1)
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,028	$860	$1,097	$26,985
Commercial mortgage	14,152	161	188	14,501
Construction	2,162	121	—	2,283
Total commercial portfolio	$41,342	$1,142	$1,285	$43,769
(1)     The amounts presented reflect unpaid principal balances less charge-offs.
The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $8 million and $11 million of loans covered by FDIC loss share agreements, at December 31, 2017 and 2016, respectively.

	December 31, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$35,534	$104	$35,638
Home equity and other consumer loans	3,437	22	3,459
Total consumer portfolio	$38,971	$126	$39,097

	December 31, 2016
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$29,751	$171	$29,922
Home equity and other consumer loans	3,494	29	3,523
Total consumer portfolio	$33,245	$200	$33,445
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

Note 3—Loans and Allowance for Loan Losses (Continued)

LTV, which measures the principal balance of the combined loans that have liens against the property (including unused credit lines for home equity products) as a percentage of the estimated current value of the property securing the loans. The LTV ratios are refreshed on a quarterly basis, using the most recent home pricing index data available for the property location.
The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at December 31, 2017 and 2016. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	December 31, 2017
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$28,786	$6,082	$411	$35,279
Home equity and other consumer loans	2,404	918	84	3,406
Total consumer portfolio	$31,190	$7,000	$495	$38,685
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2016
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$23,598	$5,597	$444	$29,639
Home equity and other consumer loans	2,372	977	111	3,460
Total consumer portfolio	$25,970	$6,574	$555	$33,099
Percentage of total	78%	20%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$34,472	$771	$4	$32	$35,279
Home equity loans	2,052	248	24	33	2,357
Total consumer portfolio	$36,524	$1,019	$28	$65	$37,636
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2016
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$28,547	$1,030	$16	$46	$29,639
Home equity loans	2,160	206	41	43	2,450
Total consumer portfolio	$30,707	$1,236	$57	$89	$32,089
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.
Troubled Debt Restructurings
The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2017 and 2016. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $66 million and $59 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2017 and 2016, respectively.

	December 31,
(Dollars in millions)	2017	2016
Commercial and industrial	$202	$321
Commercial mortgage	7	9
Construction	128	—
Total commercial portfolio	337	330
Residential mortgage	215	239
Home equity and other consumer loans	25	30
Total consumer portfolio	240	269
Total restructured loans	$577	$599

In 2017, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications in the year ended December 31, 2017 and December 31, 2016 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the years ended December 31, 2017 and 2016.

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$186	$186	$327	$326
Commercial mortgage	5	5	10	10
Construction	152	131	—	—
Total commercial portfolio	343	322	337	336
Residential mortgage	16	16	11	11
Home equity and other consumer loans	3	3	5	5
Total consumer portfolio	19	19	16	16
Total	$362	$341	$353	$352

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.
The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2017 and 2016, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

	December 31,
(Dollars in millions)	2017	2016
Commercial and industrial	$19	$57
Commercial mortgage	1	—
Total commercial portfolio	20	57
Residential mortgage	3	4
Home equity and other consumer loans	—	2
Total consumer portfolio	3	6
Total	$23	$63

For loans in the consumer portfolio in which impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses.

Note 3—Loans and Allowance for Loan Losses (Continued)

Loan Impairment
Loans that are individually evaluated for impairment include larger nonaccruing loans within the commercial and industrial, construction, and commercial mortgage loan portfolios and loans modified in a TDR. The Company records an impairment allowance when the value of an impaired loan is less than the recorded investment in the loan.
The following tables show information about impaired loans by class as of December 31, 2017 and 2016.

	December 31, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$287	$93	$380	$57	$348	$102
Commercial mortgage	33	3	36	1	33	3
Construction	—	128	128	—	—	128
Total commercial portfolio	320	224	544	58	381	233
Residential mortgage	218	59	277	15	234	69
Home equity and other consumer loans	29	15	44	—	30	24
Total consumer portfolio	247	74	321	15	264	93
Total	$567	$298	$865	$73	$645	$326

	December 31, 2016
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$505	$36	$541	$150	$672	$54
Commercial mortgage	86	9	95	1	8	9
Total commercial portfolio	591	45	636	151	680	63
Residential mortgage	250	75	325	17	295	89
Home equity and other consumer loans	41	20	61	—	11	30
Total consumer portfolio	291	95	386	17	306	119
Total	$882	$140	$1,022	$168	$986	$182

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2017, 2016 and 2015 for the commercial and consumer loans portfolio segments.

	Years Ended December 31,
	2017		2016		2015
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$463	$18	$531	$4	$243	$6
Commercial mortgage	58	41	17	1	28	1
Construction	45	5	—	—	—	—
Total commercial portfolio	566	64	548	5	271	7
Residential mortgage	304	14	258	8	294	9
Home equity and other consumer loans	52	6	31	2	30	2
Total consumer portfolio	356	20	289	10	324	11
Total	$922	$84	$837	$15	$595	$18
The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during 2017, 2016 and 2015 for the commercial and consumer loans portfolio segments.

	Years Ended December 31,
	2017		2016		2015
(Dollars in millions)	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$780	$926	$1,632	$1,182	$397	$511
Consumer portfolio	(4)	—	344	344	810	827
Total	$776	$926	$1,976	$1,526	$1,207	$1,338

Loan Concentrations
The Company's most significant concentrations of credit risk within its loan portfolio include residential mortgage loans, commercial real estate loans, and commercial and industrial loans made to the financial and insurance industry, power and utilities industry, oil and gas industry, and manufacturing industry. At December 31, 2017, the Company had $35.6 billion in residential mortgage loans, primarily in California. The Company had $15.2 billion in loans made to the commercial real estate industry and an additional $4.1 billion in unfunded commitments. At December 31, 2017, the Company had $4.7 billion in loans made to the financial and insurance industry and an additional $5.6 billion in unfunded commitments. At December 31, 2017, the Company had $3.7 billion in loans made to the power and utilities industry and an additional $5.3 billion in unfunded commitments. At December 31, 2017, the Company had $1.2 billion in loans made to the oil and gas industry and an additional $1.2 billion in unfunded commitments. At December 31, 2017, the Company had $3.9 billion in loans made to the manufacturing industry and an additional $3.1 billion in unfunded commitments.

Note 4—Premises and Equipment and Other Assets
Premises and Equipment
Premises and equipment are carried at cost, less accumulated depreciation and amortization. As of December 31, 2017 and 2016, the amounts were as follows:

	December 31,
	2017			2016
(Dollars in millions)	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$119	$—	$119	$120	$—	$120
Premises	477	(291)	186	473	(275)	198
Leasehold improvements	447	(279)	168	405	(255)	150
Furniture, fixtures and equipment	678	(541)	137	637	(514)	123
Total	$1,721	$(1,111)	$610	$1,635	$(1,044)	$591
Rental, depreciation and amortization expenses were as follows:

	For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Rental expense of premises	$157	$128	$134
Less: rental income	5	15	24
Net rental expense	$152	$113	$110
Depreciation and amortization of premises and equipment	$95	$92	$99
Future minimum lease payments at December 31, 2017 were as follows:

(Dollars in millions)	2017
Years ending December 31,:
2018	$144
2019	130
2020	116
2021	98
2022	66
Thereafter	403
Total minimum lease payments	$957
Minimum rental income due in the future under subleases	$6
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
At December 31, 2017 and 2016, the Company had a liability of $4 million for asset retirement obligations. These obligations include environmental remediation on buildings and the removal of leasehold improvements from leased premises to be vacated in cases where management has sufficient information to estimate the obligation's fair value.

Note 4—Premises and Equipment and Other Assets (Continued)

Other Assets
The following table shows the balances of other assets as of December 31, 2017 and 2016.

(Dollars in millions)	December 31, 2017	December 31, 2016
Other investments	$3,412	$3,468
Software	424	441
Intangible assets	377	246
OREO	—	3
Other	4,587	4,338
Total other assets	$8,800	$8,496

Note 5—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2017 and 2016 are shown in the table below.

(Dollars in millions)	2017	2016
Goodwill, beginning of year	$3,225	$3,225
Net change from transferred subsidiaries (1)	76	—
Goodwill, end of year	$3,301	$3,225

(1)	For additional information on transferred subsidiaries, see Note 21 Related Party Transactions.

For impairment testing, goodwill was assigned to the following operating segments at December 31, 2017 and 2016:

(Dollars in millions)	2017	2016
Regional Bank	$2,134	$2,134
U.S. Wholesale & Investment Banking	840	840
Transaction Banking	251	251
MUFG Fund Services	76	—
Goodwill, end of year	$3,301	$3,225
The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test was performed as of April 1, 2017 and 2016. Based on these tests, we concluded that goodwill allocated to our reporting units was not impaired at December 31, 2017 or 2016. Fair values of the Company's reporting units exceeded their carrying amounts and did not generally represent a significant risk of goodwill impairment based on current projections and valuations.

Note 5—Goodwill and Other Intangible Assets (Continued)

Intangible Assets
The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2017 and 2016.

	December 31, 2017			December 31, 2016
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$565	$(530)	$35	$565	$(516)	$49
Trade names	113	(29)	84	113	(26)	87
Customer relationships	238	(47)	191	118	(34)	84
Other(1)	19	(16)	3	41	(15)	26
Total intangible assets with a definite useful life	$935	$(622)	$313	$837	$(591)	$246

(1)	December 31, 2017 excludes $64 million of mortgage servicing rights accounted for at fair value.
Total amortization expense for 2017, 2016 and 2015 was $30 million, $28 million and $42 million, respectively.
Estimated future amortization expense at December 31, 2017 is as follows:

(Dollars in millions)	Core Deposit Intangibles	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31, :
2018	$7	$3	$16	$1	$27
2019	6	3	16	1	26
2020	5	3	16	1	25
2021	4	3	15	—	22
2022	4	3	15	—	22
Thereafter	9	69	113	—	191
Total estimated amortization expense	$35	$84	$191	$3	$313

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at December 31, 2017 and 2016.

	December 31, 2017
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$68	$68	$—	$—
Leasing investments	1	583	158	742	24	24
Total consolidated VIEs	$1	$583	$226	$810	$24	$24

	December 31, 2016
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$112	$112	$—	$—
Leasing investments	—	641	174	815	54	54
Total consolidated VIEs	$—	$641	$286	$927	$54	$54

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
Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at December 31, 2017 and 2016. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During 2017, 2016, and 2015, the Company had noncash increases in unfunded commitments on LIHC investments of $55 million, $125 million and $177 million, respectively, included within other liabilities.

Note 6—Variable Interest Entities (Continued)

		December 31, 2017
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$29	$228	$1,028	$1,285	$254	$254	$1,284
Leasing investments	1	—	24	1,745	1,770	53	53	1,792
Other investments	—	—	24	26	50	—	—	132
Total unconsolidated VIEs	$1	$29	$276	$2,799	$3,105	$307	$307	$3,208

	December 31, 2016
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$25	$168	$1,164	$1,357	$381	$381	$1,357
Leasing investments	1	12	47	1,751	1,811	66	66	1,833
Other investments	—	—	24	26	50	—	—	81
Total unconsolidated VIEs	$1	$37	$239	$2,941	$3,218	$447	$447	$3,271
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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$13	$8	$15
Amortization of LIHC investments included in income tax expense	185	129	118
Tax credits and other tax benefits from LIHC investments included in income tax expense	193	188	175

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

Note 7—Deposits
The aggregate amount of time deposits that meet or exceed the FDIC insurance limit was $3.1 billion and $1.9 billion at December 31, 2017 and 2016, respectively.
At December 31, 2017, the Company had $5.3 billion in interest bearing time deposits. Maturity information for all interest bearing time deposits is summarized below.

(Dollars in millions)	December 31, 2017
Due in one year or less	$4,272
Due after one year through two years	607
Due after two years through three years	143
Due after three years through four years	172
Due after four years through five years	110
Due after five years	1
Total	$5,305

Note 8—Securities Financing Arrangements
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

Note 8—Securities Financing Arrangements (Continued)

The following tables present the offsetting of financial assets and liabilities as of December 31, 2017 and December 31, 2016:

	December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,322	$607	$715	$25	$—	$690
Securities borrowed or purchased under resale agreements	31,845	10,951	20,894	20,816	—	78
Total	$33,167	$11,558	$21,609	$20,841	$—	$768
Financial Liabilities:
Derivative liabilities	$1,127	$620	$507	$142	$—	$365
Securities loaned or sold under repurchase agreements	37,388	10,951	26,437	25,639	—	798
Total	$38,515	$11,571	$26,944	$25,781	$—	$1,163

	December 31, 2016
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,626	$770	$856	$20	$—	$836
Securities borrowed or purchased under resale agreements	31,386	11,639	19,747	19,657	—	90
Total	$33,012	$12,409	$20,603	$19,677	$—	$926
Financial Liabilities:
Derivative liabilities	$1,684	$1,047	$637	$176	$5	$456
Securities loaned or sold under repurchase agreements	36,255	11,639	24,616	23,812	—	804
Total	$37,939	$12,686	$25,253	$23,988	$5	$1,260

Note 8—Securities Financing Arrangements (Continued)

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of December 31, 2017 and December 31, 2016:

	December 31, 2017
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$8,244	$2,370	$1,046	$1,158	$12,818
U.S. agency securities	115	38	63	—	216
Other sovereign government obligations	—	—	4	—	4
Money market securities	1	—	6	—	7
Asset-backed securities	32	—	164	—	196
Mortgage-backed securities	8,322	4,972	5,859	250	19,403
Corporate bonds	580	620	1,125	—	2,325
Municipal securities	283		276	—	559
Equities	416	376	189	—	981
Total	$17,993	$8,376	$8,732	$1,408	$36,509
Securities loaned:
Corporate bonds	$—	$322	$—	$—	$322
Equities	446	10	101	—	557
Total	$446	$332	$101	$—	$879

	December 31, 2016
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$11,419	$1,523	$712	$316	$13,970
U.S. agency securities	42	30	—	—	72
Other sovereign government obligations	—	—	16	—	16
Asset-backed securities	20	15	66	—	101
Mortgage-backed securities	8,792	4,450	4,750	—	17,992
Corporate bonds	405	800	909	—	2,114
Municipal securities	74	65	299	—	438
Equities	452	275	164	—	891
Total	$21,204	$7,158	$6,916	$316	$35,594
Securities loaned:
Corporate bonds	$8	$—	$—	$—	$8
Equities	562	—	91	—	653
Total	$570	$—	$91	$—	$661

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

Note 8—Securities Financing Arrangements (Continued)

lending transactions. For additional information related to securities pledged and received as collateral, refer to Note 2 to these consolidated financial statements.

Note 9—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2017	December 31, 2016
Debt issued by MUB
Federal funds purchased, with a weighted average interest rate of 0.50% at December 31, 2016	$—	$26
Commercial paper, with a weighted average interest rate of 1.26% and 0.55% at December 31, 2017 and December 31, 2016, respectively	347	263
Federal Home Loan Bank advances, with a weighted average interest rate of 1.42% and 0.59% at December 31, 2017 and December 31, 2016, respectively	5,750	700
Total debt issued by MUB	6,097	989
Debt issued by other MUAH subsidiaries
Short-term debt due to BTMU, with weighted average interest rates of 1.88% and 0.49% at December 31, 2017 and December 31, 2016, respectively	168	679
Short-term debt due to affiliates, with weighted average interest rates of (0.09)% and (0.04)% at December 31, 2017 and December 31, 2016, respectively	801	692
Total debt issued by other MUAH subsidiaries	969	1,371
Total commercial paper and other short-term borrowings	$7,066	$2,360
At December 31, 2017, Federal Home Loan Bank advances had a weighted average maturity of 156 days. The commercial paper outstanding had a weighted average remaining maturity of 73 days. The short-term debt due to BTMU had a weighted average remaining maturity of 55 days and the short-term debt due to affiliates had a weighted average remaining maturity of 259 days.
Short-term debt due to BTMU consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY160 billion (USD equivalent $1.4 billion). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At December 31, 2017, MUSA had JPY 90 billion ($801 million USD equivalent) drawn under this facility.

Note 10—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	December 31, 2017	December 31, 2016
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.97% at December 31, 2017 and 1.46% at December 31, 2016	$250	$250
Fixed rate 1.625% notes due February 2018	450	449
Fixed rate 2.25% notes due February 2020	998	997
Fixed rate 3.50% notes due June 2022	398	397
Fixed rate 3.00% notes due February 2025	496	496
Senior debt due to BTMU:
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 2.45% at December 31, 2017 and 1.82% at December 31, 2016	545	545
Floating rate debt due September 2020. This note, which bears interest at 0.85% above 3-month LIBOR, had a rate of 2.54% at December 31, 2017	3,500	—
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at December 31, 2017	24	—
Subordinated debt due to BTMU:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 3.07% at December 31, 2017 and 2.38% at December 31, 2016	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 3.29% at December 31, 2017 and 2.66% at December 31, 2016	36	36
Total debt issued by MUAH	6,997	3,470
Debt issued by MUB
Senior debt:
Floating rate notes due May 2017. These notes, which bear interest at 0.40% above 3-month LIBOR, had a rate of 1.28% at December 31, 2016	—	250
Fixed rate 2.125% notes due June 2017	—	500
Fixed rate FHLB of San Francisco advances due between May 2018 and January 2019. These notes bear a combined weighted-average rate of 1.51% at December 31, 2017	1,500	—
Fixed rate 2.625% notes due September 2018	1,000	999
Fixed rate 2.250% notes due May 2019	497	500
Senior debt due to BTMU:
Floating rate debt due January 2018. This note, which bears interest at 0.85% above 1-month LIBOR, had a rate of 1.47% at December 31, 2016	—	1,000
Floating rate debt due January 2018. This note, which bears interest at 0.87% above 1-month LIBOR, had a rate of 1.49% at December 31, 2016	—	1,500
Floating rate debt due January 2018. This note, which bears interest at 1.03% above 1-month LIBOR, had a rate of 1.65% at December 31, 2016	—	1,000
Subordinated debt due to BTMU:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 2.89% at December 31, 2017 and 2.20% at December 31, 2016	750	750
Other	63	58
Total debt issued by MUB	3,810	6,557

Note 10—Long-Term Debt (Continued)

Debt issued by other MUAH subsidiaries
Senior debt due to BTMU:
Various floating rate borrowings due between July 2019 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 1.78% at December 31, 2017 and 0.99% at December 31, 2016	291	250
Various fixed rate borrowings due between March 2018 and December 2024 with a weighted-average interest rate of 2.12% (between 1.37% and 2.65%) at December 31, 2017 and 2.15% (between 1.71% and 2.44%) at December 31, 2016	339	384
Subordinated debt due to Affiliate:
Various floating rate borrowings due between March 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 2.95% (between 2.88% and 3.04%) at December 31, 2017 and 2.68% (between 2.61% and 2.77%) at December 31, 2016	185	185
Non-recourse debt due to BTMU:
Various floating rate non-recourse borrowings due to BTMU between June 2018 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 3.07% (between 1.49% and 5.58%) at December 31, 2017 and 1.67% (between 0.25% and 2.41%) at December 31, 2016	79	127
Fixed rate non-recourse borrowings due to BTMU between January 2019 and March 2023 which had an interest rate of 3.27% at December 31, 2017	240	—
Non-recourse debt:
Various floating rate non-recourse borrowings due between December 2018 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 2.88% (between 2.50% and 3.54%) at December 31, 2017 and 2.04% (between 0.85% and 2.73%) at December 31, 2016	185	398
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at December 31, 2017 and December 31, 2016	36	39
Total debt issued by other MUAH subsidiaries	1,355	1,383
Total long-term debt	$12,162	$11,410
Senior Debt
Certain of the debt issuances are repayable prior to maturity at the Company’s option at a redemption price equal to 100% of par plus accrued interest.
The MUAH shelf registration statement with the SEC expired as of January 29, 2018. No securities were issued thereunder since December 31, 2017.
MUB senior debt is issued as part of MUB’s $12 billion bank note program under which MUB may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. At December 31, 2017 there is $5.9 billion available for issuance under the program.
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

Senior Debt due to BTMU by other MUAH subsidiaries

MUAH’s subsidiaries also borrow on a long-term basis from BTMU. At December 31, 2017, $291 million of senior debt issued to BTMU was floating rate and linked to customer deposits maintained at BTMU’s New York Branch. An additional $339 million was fixed rate, amortizing funding tied to specific assets owned by MUAH’s subsidiaries.

Note 10—Long-Term Debt (Continued)

FHLB Senior Debt
The Bank borrows periodically from the FHLB on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. As of December 31, 2017 and December 31, 2016, the Bank had $43 billion and $44.3 billion of pledged loans and securities, respectively, as collateral for short-term and medium-term advances from the FHLB.
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

Non-recourse Debt

Non-recourse debt serves as funding for certain lease financings offered to customers. The lenders are secured by an interest in the underlying leased assets and have no recourse to the Company or its subsidiaries. Interest and principal on this debt is serviced entirely by the underlying assets and is not supported by the Company.

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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Private Equity Investments and Renewable Energy Investments:    Private equity investments and renewable energy investments are recorded either at cost or using the equity method and are evaluated for impairment. The valuation of these investments requires significant management judgment due to the absence of quoted market prices, lack of liquidity and the long-term nature of these assets. When required, the fair value of the investments is estimated using the net asset value or based on the investee's business model, current and projected financial performance, capital needs and our exit strategy. Private equity investments and renewable energy investments are generally classified as Level 3.
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
            Consolidated LIHC VIE: The fair value of consolidated LIHC VIE investments is determined using a discounted cash flow analysis. Consolidated LIHC VIE are generally classified as Level 3.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016, by major category and by valuation hierarchy level.

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,926	$—	$—	$1,926
U.S. government-sponsored agency securities	—	118	—	—	118
State and municipal securities	—	11	—	—	11
Commercial paper	—	7	—	—	7
Other sovereign government obligations	—	8	—	—	8
Corporate bonds	—	1,054	—	—	1,054
Asset-backed securities	—	199	—	—	199
Mortgage-backed securities	—	6,339	—	—	6,339
Equities	193	—	—	—	193
Interest rate derivative contracts	7	870	1	(353)	525
Commodity derivative contracts	—	50	—	(49)	1
Foreign exchange derivative contracts	—	249	1	(68)	182
Equity derivative contracts	2	—	137	(135)	4
Total trading account assets	202	10,831	139	(605)	10,567
Securities available for sale:
U.S. Treasury	—	3,252	—	—	3,252
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	9,208	—	—	9,208
Privately issued	—	694	—	—	694
Privately issued - commercial mortgage-backed securities	—	822	—	—	822
Collateralized loan obligations	—	1,905	—	—	1,905
Other	—	5	—	—	5
Other debt securities:
Direct bank purchase bonds	—	—	1,503	—	1,503
Other	—	68	96	—	164
Equity securities	10	—	—	—	10
Total securities available for sale	10	15,954	1,599	—	17,563
Other assets:
Mortgage servicing rights	—	—	64	—	64
Interest rate hedging contracts	—	2	—	—	2
Other derivative contracts	—	2	1	(2)	1
Total other assets	—	4	65	(2)	67
Total assets	$212	$26,789	$1,803	$(607)	$28,197
Percentage of total	1%	95%	6%	(2)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,709	$—	$—	$2,709
Other sovereign government obligations	—	7	—	—	7
Corporate bonds	—	348	—	—	348
Equities	35	—	—	—	35
Trading derivatives:
Interest rate derivative contracts	3	643	—	(382)	264
Commodity derivative contracts	—	33	—	(20)	13
Foreign exchange derivative contracts	1	144	1	(66)	80
Equity derivative contracts	7	—	137	—	144
Total trading account liabilities	46	3,884	138	(468)	3,600
Other liabilities:
FDIC clawback liability	—	—	113	—	113
Interest rate hedging contracts	—	149	—	(149)	—
Other derivative contracts	—	3	6	(3)	6
Total other liabilities	—	152	119	(152)	119
Total liabilities	$46	$4,036	$257	$(620)	$3,719
Percentage of total	1%	109%	7%	(17)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2016
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$1,730	$—	$—	$1,730
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	18	—	—	18
Commercial paper	—	1	—	—	1
Other sovereign government obligations	—	16	—	—	16
Corporate bonds	—	841	—	—	841
Asset-backed securities	—	106	—	—	106
Mortgage-backed securities	—	5,221	—	—	5,221
Equities	85	—	—	—	85
Interest rate derivative contracts	7	1,065	2	(343)	731
Commodity derivative contracts	—	144	1	(106)	39
Foreign exchange derivative contracts	1	215	1	(138)	79
Equity derivative contracts	1	—	164	(163)	2
Total trading account assets	94	9,430	168	(750)	8,942
Securities available for sale:
U.S. Treasury	—	2,505	—	—	2,505
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	6,695	—	—	6,695
Privately issued	—	327	—	—	327
Privately issued - commercial mortgage-backed securities	—	664	—	—	664
Collateralized loan obligations	—	2,218	—	—	2,218
Other	—	7	—	—	7
Other debt securities:
Direct bank purchase bonds	—	—	1,613	—	1,613
Other	—	82	25	—	107
Equity securities	5	—	—	—	5
Total securities available for sale	5	12,498	1,638	—	14,141
Other assets:
Mortgage servicing rights	—	—	23	—	23
Interest rate hedging contracts	—	22	—	(20)	2
Other derivative contracts	—	2	1	—	3
Total other assets	—	24	24	(20)	28
Total assets	$99	$21,952	$1,830	$(770)	$23,111
Percentage of total	—%	95%	8%	(3)%	100%
Percentage of total Company assets	—%	15%	1%	(1)%	15%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$1,973	$—	$—	$1,973
Other sovereign government obligations	—	11	—	—	11
Corporate bonds	—	298	—	—	298
Equities	47	—	—	—	47
Trading derivatives:
Interest rate derivative contracts	1	987	—	(718)	270
Commodity derivative contracts	—	111	1	(68)	44
Foreign exchange derivative contracts	1	129	1	(33)	98
Equity derivative contracts	—	—	164	—	164
Total trading account liabilities	49	3,509	166	(819)	2,905
Other liabilities:
FDIC clawback liability	—	—	115	—	115
Interest rate hedging contracts	—	199	—	(199)	—
Other derivative contracts	—	84	6	(29)	61
Total other liabilities	—	283	121	(228)	176
Total liabilities	$49	$3,792	$287	$(1,047)	$3,081
Percentage of total	2%	123%	9%	(34)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016. Level 3 available for sale securities at December 31, 2017 primarily consist of direct bank purchase bonds. The Company's policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Year Ended
	December 31, 2017
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$168	$1,638	$24	$(166)	$(121)
Total gains (losses) (realized/unrealized):
Included in income before taxes	73	—	(3)	(72)	2
Included in other comprehensive income	—	(3)	—	—	—
Purchases/additions	—	83	44	—	—
Settlements	(102)	(118)	—	100	—
Asset (liability) balance, end of period	$139	$1,600	$65	$(138)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$73	$—	$(3)	$(72)	$2

	For the Year Ended
	December 31, 2016
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$228	$1,603	$1	$(223)	$(114)
Total gains (losses) (realized/unrealized):
Included in income before taxes	31	—	3	(32)	(7)
Included in other comprehensive income	—	(13)	—	—	—
Purchases/additions	—	286	7	—	—
Settlements	(91)	(238)	—	89	—
Transfers in (out) of level 3	—	—	13	—	—
Asset (liability) balance, end of period	$168	$1,638	$24	$(166)	$(121)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$31	$—	$3	$(32)	$(7)
The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2017.

	December 31, 2017
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,503	Return on equity	Market-required return on capital	8.0 - 10.0%	9.7%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	27.6%
The direct bank purchase bonds use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.
Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2017 and 2016 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2017				Gain (Loss) For the Year Ended December 31, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$79	$—	$—	$79	$(34)
Other assets:
Loans held for sale	—	—	—	—	(3)
Renewable energy investments	—	—	—	—	2
Software	—	—	—	—	(22)
Consolidated LIHC VIE	66	—	—	66	(21)
Total	$145	$—	$—	$145	$(78)

	December 31, 2016				Gain (Loss) For the Year Ended December 31, 2016
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans:
Impaired loans	$181	$—	$—	$181	$(249)
Other assets:
Loans held for sale	25	—	—	25	—
OREO	1	—	—	1	(1)
Private equity investments	10	—	—	10	(12)
Software	13	—	—	13	(5)
Intangible assets	—	—	—	—	(1)
Consolidated LIHC VIE	112	—	—	112	(35)
Total	$342	$—	$—	$342	$(303)
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
Financial instruments for which their carrying amounts do not approximate fair value include securities held to maturity, loans, interest bearing deposits with stated maturities, certain other short-term borrowings, long-term debt, off-balance sheet instruments and securities borrowed/loaned or purchased/sold under resale agreements.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Securities Borrowed/Loaned or Purchased/Sold Under Resale Agreements: The carrying amounts of securities borrowed/loaned or purchased/sold under resale agreement were assumed to approximate their fair value due to their limited duration.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The tables below present the carrying amount and estimated fair value of certain financial instruments, classified by valuation hierarchy level as of December 31, 2017 and 2016.

	December 31, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,392	$3,392	$3,392	$—	$—
Securities borrowed or purchased under resale agreements	20,894	20,894	—	20,894	—
Securities held to maturity	9,885	9,799	—	9,799	—
Loans held for investment (1)	78,023	79,051	—	—	79,051
Liabilities
Deposits	$84,787	$84,743	$—	$84,743	$—
Securities loaned or sold under repurchase agreements	26,437	26,437	—	26,437	—
Commercial paper and other short-term borrowings	7,066	7,066	—	7,066	—
Long-term debt	12,162	12,162	—	12,162	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$174	$174	$—	$—	$174

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

	December 31, 2016
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$5,753	$5,753	$5,753	$—	$—
Securities borrowed or purchased under resale agreements	19,747	19,747	—	19,747	—
Securities held to maturity	10,337	10,316	—	10,316	—
Loans held for investment (1)	75,112	76,257	—	—	76,257
Liabilities
Deposits	$86,947	$86,930	$—	$86,930	$—
Securities loaned or sold under repurchase agreements	24,616	24,616	—	24,616	—
Commercial paper and other short-term borrowings	2,360	2,360	—	2,360	—
Long-term debt	11,410	11,411	—	11,411	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$221	$221	$—	$—	$221

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan and lease losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of December 31, 2017 and December 31, 2016, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2017			December 31, 2016
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Cash flow hedges
Interest rate contracts	$6,998	$2	$149	$15,459	$19	$199
Fair value hedges
Interest rate contracts	500	—	—	500	3	—
Not designated as hedging instruments:
Trading
Interest rate contracts	132,214	878	646	149,229	1,074	988
Commodity contracts	1,244	50	33	2,825	145	112
Foreign exchange contracts	7,053	250	146	5,981	217	131
Equity contracts	1,496	139	144	2,385	165	164
Other contracts	4	—	—	4	—	—
Total trading	142,011	1,317	969	160,424	1,601	1,395
Other risk management	1,345	3	9	1,045	3	90
Total derivative instruments	$150,854	$1,322	$1,127	$177,428	$1,626	$1,684

We recognized net losses of $17 million, net losses of $19 million, and de minimis net gains on other risk management derivatives for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in other noninterest income.
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

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The Company used interest rate swaps with a notional amount of $6.8 billion at December 31, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received or paid under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. The Company used interest rate swaps with a notional amount of $198 million at December 31, 2017 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At December 31, 2017, the weighted average remaining life of the active cash flow hedges was 3.7 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At December 31, 2017, the Company expects to reclassify approximately $23 million of losses from AOCI as a reduction to net interest income during the year ending December 31, 2018. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to December 31, 2017.
The following table presents the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholders' equity for derivatives designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015:

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				(Gain) Loss Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Years Ended December 31,				For the Years Ended December 31,				For the Years Ended December 31,
(Dollars in millions)	2017	2016	2015	Location	2017	2016	2015	Location	2017	2016	2015
				Interest income	$69	$170	$168
Interest rate contracts	$(35)	$(26)	$185	Interest expense	—	(3)	(4)	Noninterest expense	$3	$—	$2
Total	$(35)	$(26)	$185		$69	$167	$164		$3	$—	$2

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

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(4)	$3	$(1)
Total	$(4)	$3	$(1)

	For the Year Ended December 31, 2016
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(2)	$2	$—
Total	$(2)	$2	$—

	For the Year Ended December 31, 2015
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$2	$(2)	$—
Total	$2	$(2)	$—
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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the twelve months ended December 31, 2017, 2016 and 2015:

	Gain (Loss) Recognized in Income on Derivative Instruments
	For the Years Ended
(Dollars in millions)	December 31, 2017	December 31, 2016	December 31, 2015
Trading derivatives:
Interest rate contracts	$(49)	$137	$13
Equity contracts	12	40	47
Foreign exchange contracts	43	39	27
Commodity contracts	1	2	3
Total	$7	$218	$90

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Offsetting Assets and Liabilities
The Company primarily enters into derivative contracts and repurchase agreements with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Master Repurchase Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, refer to Note 8 to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(35)	$13	$(22)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(69)	25	(44)
Net change	(104)	38	(66)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	24	(9)	15
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(17)	7	(10)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	19	(7)	12
Net change	25	(9)	16
Foreign currency translation adjustment	11	(4)	7
Pension and other benefits:
Amortization of prior service credit(1)	(48)	19	(29)
Recognized net actuarial gain (loss)(1)	91	(36)	55
Pension and other benefits arising during the year	116	(47)	69
Net change	159	(64)	95
Net change in AOCI	$91	$(39)	$52

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(26)	$10	$(16)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(167)	68	(99)
Net change	(193)	78	(115)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(40)	15	(25)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(69)	27	(42)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(8)	12
Net change	(90)	34	(56)
Foreign currency translation adjustment	3	(1)	2
Pension and other benefits:
Amortization of prior service credit (1)	(30)	12	(18)
Recognized net actuarial gain (loss)(1)	89	(35)	54
Pension and other benefits arising during the year	(20)	8	(12)
Recognized curtailment gain	(2)	1	(1)
Net change	37	(14)	23
Net change in AOCI	$(243)	$97	$(146)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2015
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$185	$(74)	$111
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(164)	65	(99)
Net change	21	(9)	12
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(7)	3	(4)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(20)	8	(12)
Less: accretion of fair value adjustment on securities available for sale	(4)	2	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(8)	12
Net change	(11)	5	(6)
Foreign currency translation adjustment	(24)	10	(14)
Pension and other benefits:
Amortization of prior service credit(1)	(18)	6	(12)
Recognized net actuarial gain (loss)(1)	121	(47)	74
Pension and other benefits arising during the year	(124)	49	(75)
Net change	(21)	8	(13)
Net change in AOCI	$(35)	$14	$(21)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.
The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Accumulated Other Comprehensive Loss
Balance, December 31, 2014	$26	$(146)	$(10)	$(599)	$(729)
Other comprehensive income before reclassifications	111	6	(14)	(75)	28
Amounts reclassified from AOCI	(99)	(12)	—	62	(49)
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$(750)
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$(750)
Other comprehensive income before reclassifications	(16)	(14)	2	(12)	(40)
Amounts reclassified from AOCI	(99)	(42)	—	35	(106)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$(896)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$(896)
Other comprehensive income before reclassifications	(22)	15	7	69	69
Amounts reclassified from AOCI	(44)	1	—	26	(17)
Subtotal before TCJA reclass	(143)	(192)	(15)	(494)	(844)
TCJA reclass(1)	(31)	$(41)	$(4)	$(106)	(182)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$(1,026)

(1)	For additional information on the TCJA reclassification, refer to Note 1 to these Consolidated Financial Statements.

Note 14—Management Stock Plans
In April 2010, the Company adopted the UNBC Plan. Under the UNBC Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Human Capital Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the UNBC Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the UNBC Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and generally become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions. The Company also issues a small     number of off-cycle grants each year, primarily for reasons related to recruitment of new employees.
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

Effective June 8, 2015, MUAH amended and restated the HQA Plan as the MUAH Plan. The MUAH Plan is substantially similar to the UNBC and HQA Plans. The Company's future grants will be made under the MUAH Plan only. "Dividend equivalent credits" arising from grants under the MUAH Plan are paid to participants in shares on an annual basis. The weighted-average service period for grants issued under the MUAH Plan with outstanding restricted stock units as of December 31, 2017 was 2.9 years.

The following table is a rollforward of the restricted stock units under the Stock Bonus Plans for the year ended December 31, 2017:

	Restricted Stock Units
	2017
	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding, beginning of year	26,725,582	$5.35
Activity during the year:
Granted	14,362,249	6.53
Vested	(11,709,454)	5.58
Forfeited	(1,539,963)	5.55
Units outstanding, end of year	27,838,414	5.86

The weighted-average grant date fair value of restricted stock units granted during 2016 and 2015 was 4.63 and 7.15, respectively. The total fair value of RSUs that vested during 2017, 2016, and 2015 was $75 million, $49 million, and $53 million, respectively.

Note 14—Management Stock Plans (Continued)

The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Compensation costs	$66	$67	$56
Tax benefit	26	26	22
Unrecognized compensation costs	111	96	66

At December 31, 2017, approximately $111 million (pretax) of compensation expense related to unvested grants had not yet been charged to net income. That cost is expected to be amortized into compensation expense over a weighted-average period of 1.5 years.

Note 15—Employee Pension and Other Postretirement Benefits
Retirement Plan
The Company maintains the MUFG Union Bank, N.A. Retirement Plan (the Pension Plan), which is a noncontributory qualified defined benefit pension plan covering substantially all of the domestic employees of the Company. The Pension Plan provides retirement benefits based on a cash balance formula, with annual pay credits based on a participant's eligible pay multiplied by a percentage determined by their age and years of service, and with annual interest credit based on 30-year Treasury bond yields. Employees become eligible for the Pension Plan after one year of service, and participants become vested upon completing three years of vesting service. Prior to 2017, certain participants earned retirement benefits based on years of credited service and the final average earnings amount, as defined in the Pension Plan; such benefits became fixed as the effective date of certain Plan amendments implementing the cash balance formula.
The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only for benefits attributed to services to date, but also for those expected to be earned in the future.
Other Postretirement Benefits
The Company maintains the MUFG Union Bank, N.A. Retiree Health Reimbursement Plan (the HRA Plan), the MUFG Union Bank, N.A. Health Benefit Plan (the Health Plan), and the MUFG Union Bank, N.A. Employee Insurance Plan (the Insurance Plan). Under the HRA Plan, which became effective January 1, 2017, eligible post-65 retirees and dependents receive Company-provided financial support to purchase individual health coverage through annual allocations to a Health Reimbursement Account (HRA) that are designed to keep pace with medical inflation. The Health Plan provides certain healthcare benefits for eligible pre-65 retired employees and dependents; costs are shared between the Company and the retiree at a level of approximately 25% to 50%, depending on the retiree's age and length of service with the Company. The Insurance Plan provides life insurance benefits for those eligible employees who retired prior to January 1, 2001 and is noncontributory. Together, the HRA Plan, the Health Plan, and the Insurance Plan are presented as "Other Benefits Plan." The accounting for the Other Benefits Plan anticipates future cost-sharing changes described above that are consistent with the Company's intent. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts. In April 2014 the Health Benefit Plan was amended to discontinue the availability of retiree health benefits for the majority of employees.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2017 and 2016.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Change in plan assets:
Fair value of plan assets, beginning of year	$3,254	$2,992	$260	$254
Actual return on plan assets	608	221	44	17
Employer contributions	115	150	1	9
Plan participants' contributions	—	—	4	8
Benefits paid	(123)	(109)	(21)	(28)
Fair value of plan assets, end of year	$3,854	$3,254	$288	$260
The investment objective for the Company's Pension Plan and Other Benefits Plan, collectively the Plans, is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The Pension Plan asset allocation strategy favors equities, with a target allocation of 63% in equity securities, 25% in debt securities, and 12% in real estate investments. Similarly, the Other Benefits Plan asset allocation strategy favors equities with a target allocation of 70% in equity securities and 30% in debt securities. Additionally, the Other Benefits Plan holds an investment in an insurance contract with Hartford Life Insurance Company, the cash value of which is invested in alignment with the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be re-balanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indexes and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.
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

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$—	$26	$—	$26
U.S. government securities	—	195	—	195
Fixed and variable income securities	—	638	—	638
Equity securities	381	7	—	388
Mutual funds	830	—	—	830
Municipal bonds	—	43	—	43
Other	5	11	—	16
Total investments in the fair value hierarchy	$1,216	$920	$—	$2,136
Investments measured at net asset value (1)				1,704
Investments at fair value				3,840
Accrued dividends and interest receivable				8
Net pending trades				6
Total plan assets				$3,854

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

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$3	$—	$3
U.S. government securities	—	44	—	44
Fixed and variable income securities	—	29	—	29
Municipal bonds	—	1	—	1
Mutual funds	66	—	—	66
Total investments in the fair value hierarchy	$66	$77	$—	$143
Investments measured at net asset value (1)				157
Investments at fair value				300
Net pending trades				(12)
Total plan assets				$288

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

The following tables as of December 31, 2017 and 2016 present the Company's Pension Plan and Other Benefits Plan investments in which fair value is measured using net asset value per share (or its equivalent) as a practical expedient.

	December 31, 2017
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Domestic equity funds	$1,101	$—	Daily	None	None
Real estate funds	343	—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	13	5	None	Hold until dissolution; approximately four to six years from original final closing date	None
International equity funds	228	—	Monthly	None	15 days
Money market funds	19	—	Immediate	None	None
Total	$1,704	$5

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2016
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Domestic equity funds	$936	$—	Daily	None	None
Real estate funds	329	—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	20	7	None	Hold until dissolution; approximately five to seven years from original final closing date	None
International equity funds	173	—	Monthly	None	15 days
Money market funds	35	—	Immediate	None	None
Total	$1,493	$7

	December 31, 2017
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Domestic equity funds	$100	$—	Daily	None	None
Pooled separate account - variable life insurance policies	52	—	Quarterly	Proof of death for death claim redemptions	7 business days
Money market funds	5	—	Immediate	None	None
Total	$157	$—

	December 31, 2016
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Domestic equity funds	$20	$—	Daily	None	None
Pooled separate account - variable life insurance policies	48	—	Quarterly	Proof of death for death claim redemptions	7 business days
Money market funds	4	—	Immediate	None	None
Total	$72	$—
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

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

 U.S. Government Securities
U.S. government securities include U.S. Treasury securities and U.S. agency mortgage-backed securities. U.S. Treasury securities are fixed income securities that are debt instruments issued by the United States Department of the Treasury. U.S. agency mortgage-backed securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. U.S. government securities are classified as Level 2 based on valuations provided by third-party pricing services using quoted market prices in active markets for similar securities.
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
Real Estate Funds
Real estate funds invest in real estate property with a focus on apartment, office, industrial and retail properties. These investments were measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
International Equity Funds
International equity funds invest in equity securities of foreign companies in developed and emerging markets across diverse industries. These investments were measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
Domestic Equity Funds
Domestic equity funds invest in equity securities that seek to track the performance of market indexes including the S&P 500, MSCI EAFE® and MSCI All-Country World ex-US indices. These funds are valued using NAV at the end of the period. Mutual funds are classified as Level 1 based on unadjusted prices for identical instruments in active markets. Collective investment funds are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
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

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2017 and 2016. In addition, the table sets forth the over (under) funded status at December 31, 2017 and 2016. This pension benefits table does not include the obligations for Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2017	2016	2017	2016
Accumulated benefit obligation	$3,101	$2,850
Change in benefit obligation
Benefit obligation, beginning of year	$2,942	$2,816	$261	$305
Service cost	71	91	6	8
Interest cost	100	103	8	9
Plan participants' contributions	—	—	4	8
Actuarial loss/(gain)	252	117	6	5
Effect of plan amendments	—	(76)	—	(47)
Medicare Part D subsidy	—	—	1	1
Benefits paid	(123)	(109)	(21)	(28)
Benefit obligation, end of year	3,242	2,942	265	261
Fair value of plan assets, end of year	3,854	3,254	288	260
Over (Under) funded status	$612	$312	$23	$(1)
The following table illustrates the changes that were reflected in AOCI during 2017, 2016 and 2015. Pension benefits do not include the ESBPs.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Prior Service Credit	Net Actuarial (Gain) Loss	Prior Service Credit
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2014	$1,044	$(138)	$62	$(23)
Arising during the year	89	—	32	—
Recognized in net income during the year	(106)	17	(12)	8
Balance, December 31, 2015	$1,027	$(121)	$82	$(15)
Arising during the year	133	(76)	6	(47)
Recognized in net income during the year	(75)	18	(10)	12
Balance, December 31, 2016	$1,085	$(179)	$78	$(50)
Arising during the year	(101)	—	(19)	—
Recognized in net income during the year	(79)	27	(8)	21
Balance, December 31, 2017	$905	$(152)	$51	$(29)

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

At December 31, 2017 and 2016, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2017
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$905	$356	$549	$51	$21	$30
Prior service credit	(152)	(60)	(92)	(29)	(12)	(17)
Pension and other postretirement benefits	753	296	457	22	9	13
Executive Supplemental Benefits Plans
Net actuarial loss	40	16	24	—	—	—
Prior service credit	—	—	—	—	—	—
Executive supplemental benefits plans adjustment	40	16	24	—	—	—
Pension and other postretirement benefits, as adjusted	$793	$312	$481	$22	$9	$13

	December 31, 2016
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,085	$427	$658	$78	$32	$46
Prior service credit	(179)	(70)	(109)	(50)	(20)	(30)
Pension and other postretirement benefits	906	357	549	28	12	16
Executive Supplemental Benefits Plans
Net actuarial loss	40	15	25	—	—	—
Prior service credit	—	—	—	—	—	—
Executive supplemental benefits plans adjustment	40	15	25	—	—	—
Pension and other postretirement benefits, as adjusted	$946	$372	$574	$28	$12	$16
Pension Benefits
Our pre-tax net actuarial losses decreased $153 million in 2017 from 2016.  At December 31, 2017, the net actuarial loss totaled $753 million, which is net of $152 million in prior service credits.  In addition, $190 million, representing the excess of the fair value of plan assets over the market-related value of plan assets, is recognized separately through the asset smoothing method over four years.  $729 million of loss is subject to amortization over approximately nine years, and the prior service credits are being amortized until 2022 and 2025. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2018 net periodic pension cost will be $88 million of amortization related to net actuarial losses. We estimate that our total 2018 net periodic pension cost will be a credit of approximately $29 million, assuming no contributions in 2018. The 2018 estimate for net periodic pension cost was actuarially determined using the individual spot rates of 3.26% for service cost and 3.16% for interest cost, an expected return on plan assets of 7.5% and an expected compensation increase assumption of 4.7%.
A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2018 periodic pension cost by $20 million and $18 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2018 periodic pension cost by $2 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2018 periodic pension cost by $22 million and $18 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2018 periodic pension cost by $2 million.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

Estimated Future Benefit Payments and Subsidies
The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits
Years ending December 31,
2018	$147	$16
2019	157	16
2020	163	17
2021	169	17
2022	175	18
Years 2023 - 2027	977	86
The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
	2017	2016	2017	2016
Discount rate in determining net periodic benefit cost prior to Plan amendments
For service cost	n/a	n/a	n/a	4.23%
For interest cost	n/a	n/a	n/a	3.43
Discount rate in determining net periodic benefit cost after Plan amendments
For service cost	3.79%	4.13%	3.97%	3.22%
For interest cost	3.42	3.72	3.19	2.43
Discount rate in determining benefit obligations at year end	3.48	3.98	3.37	3.81
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	n/a	n/a
Rate of increase in future compensation levels for determining benefit obligations at year end	4.70	4.70	n/a	n/a
Expected return on plan assets	7.50	7.50	7.50	7.50

	Pension Benefits			Other Postretirement Benefits			ESBPs
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$71	$91	$96	$6	$8	$10	$—	$2	$1
Interest cost	100	103	110	8	9	12	3	2	2
Expected return on plan assets	(254)	(235)	(216)	(19)	(19)	(19)	—	—	—
Amortization of prior service credit	(27)	(18)	(17)	(21)	(12)	(8)	—	—	—
Recognized net actuarial loss	79	75	106	8	10	12	4	3	3
Curtailment gain	—	—	—	—	—	—	—	(2)	—
Total net periodic benefit cost	$(31)	$16	$79	$(18)	$(4)	$7	$7	$5	$6

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

At December 31, 2017 and 2016, the following amounts were forecasted to be recognized in 2018 and 2017 net periodic benefit cost.

	Years Ended December 31,
	2018		2017
(Dollars in millions)	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net actuarial loss	$88	$5	$77	$12
Prior service credit	(27)	(15)	(27)	(21)
Amounts to be reclassified from AOCI	$61	$(10)	$50	$(9)
The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2017	2016	2015
Healthcare cost trend rate assumed for next year	4.44%	4.64%	6.29%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	3.94%	3.96%	4.50%
Year the rate reaches the ultimate trend rate	2026	2026	2026
The healthcare cost trend rate assumptions have a significant effect on the amounts reported for the Health Plan. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

(Dollars in millions)	One-Percentage- Point Increase	One-Percentage- Point Decrease
Effect on total of service and interest cost components in 2018	$2	$(2)
Effect on postretirement benefit obligation at December 31, 2017	33	(28)
Executive Supplemental Benefit Plans
The Company has several ESBPs, which provide eligible employees with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $98 million at December 31, 2017 and 2016. In October 2016, the Company announced amendments to certain ESBPs such that all ESBPs were frozen to future service accruals effective December 31, 2016.
Section 401(k) Savings Plans
The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 75% of their eligible compensation on a pre-tax or Roth basis, or up to 10% of their eligible compensation on an after-tax basis, through payroll deductions, to a combined maximum of 75% of eligible compensation, subject to statutory limits. The Company contributes 100% of every pre-tax or Roth dollar an employee contributes up to the first 3% of the employee's eligible compensation and 50% of every pre-tax or Roth dollar an employee contributes on the next 2% of the employee's eligible compensation, for a maximum matching opportunity of 4%. Company matching contributions are credited to eligible participants' accounts annually following year-end. Matching contributions are fully vested when credited. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $55 million, $48 million and $47 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Note 16—Other Noninterest Income and Noninterest Expense
The detail of other noninterest income is as follows.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Gain (loss) on sales	$26	$79	$31
FDIC indemnification asset amortization expense	—	—	(69)
Rental income from operating leases	53	47	62
Other fee income	69	59	35
Other	92	74	92
Total other noninterest income	$240	$259	$151
The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Communications	$60	$57	$57
Other:
Fees to affiliates	105	100	82
Expenses of the LIHC consolidated VIEs	43	68	45
Other	300	254	281
Total other noninterest expense	$508	$479	$465

Note 17—Income Taxes
The following table is an analysis of the effective tax rate:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Federal income tax rate	35%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	5	6	5
Tax-exempt interest income	(1)	(1)	(2)
Losses from LIHC investments	(3)	(3)	(5)
Amortization of LIHC investments	14	10	15
Tax credits	(21)	(18)	(26)
Effects of US tax law change	(8)	—	—
Other	1	2	—
Effective tax rate	22%	31%	22%
On December 22, 2017, the Tax Cuts & Jobs Act was signed into law reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax liabilities at December 31, 2017, resulting in a one-time tax benefit of $101 million.
The components of income tax expense were as follows:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Current income tax expense:
Federal	$257	$228	$114
State	21	105	61
Foreign	(4)	7	14
Total current expense	274	340	189
Deferred income tax expense (benefit):
Federal	(49)	58	4
State	52	24	(15)
Foreign	22	(3)	(9)
Total deferred expense	25	79	(20)
Total income tax expense	$299	$419	$169

Note 17—Income Taxes (Continued)

The components of the Company's net deferred tax balances as of December 31, 2017 and 2016 were as follows:

	December 31,
(Dollars in millions)	2017	2016
Deferred tax assets:
Tax credits and net operating loss carryforwards	$310	$140
Allowance for credit losses	254	443
Accrued expense, net	178	346
Unrealized losses on pension and postretirement benefits	214	384
Unrealized net losses on securities available for sale	82	133
Fair value adjustments for valuation of FDIC covered assets	61	71
Unrealized gains/losses on cash flow hedges	62	52
Other	—	14
Total deferred tax assets	1,161	1,583
Deferred tax liabilities:
Leasing and renewable energy	769	963
Intangible assets	55	79
Pension liabilities	358	479
Other	7	—
Total deferred tax liabilities	1,189	1,521
Net deferred tax (liability) asset	$(28)	$62
At December 31, 2017, the US federal net operating loss carryforward was $17 million, AMT tax credit carryforward was $16 million and tax credit carryforwards were $277 million. If not utilized, the net operating loss carryforward and tax credits begin to expire in 2032 and 2035, respectively. The AMT tax credit can be carried forward indefinitely.
Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. Management has determined that no valuation allowance is required.
The following table reflects the changes in gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Balance, beginning of year	$11	$8	$11
Gross increases as a result of tax positions taken during prior periods	45	—	1
Gross decreases as a result of tax positions taken during prior periods	—	—	(5)
Gross increases as a result of tax positions taken during current period	2	3	1
Gross decrease as a result of closed audit years or settlements	(2)	—	—
Balance, end of year	$56	$11	$8
The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $33 million, $9 million and $6 million at December 31, 2017, 2016 and 2015, respectively.
The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2017 we accrued $2 million for interest and $3 million of penalties. As of December 31, 2016 and 2015 there were no accruals recorded for gross interest and penalties. It is reasonably possible that certain tax positions will be resolved within the next 12 months pursuant to 2017 filings, which would decrease the Company's balance of unrecognized tax benefits by $35 million.
The Company is subject to U.S. federal income tax as well as various state and foreign income taxes. With limited exception, the Company is not open to examination for periods before 2014 by U.S. federal taxing authorities and 2013 by state taxing authorities.

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
Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2017, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10% for the Total risk-based capital ratio and 8.0% for the Tier 1 risk-based capital ratio. Furthermore, management believes, as of December 31, 2017 and 2016, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company:
As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$15,708	16.31%	≥	$5,539	5.750%
Tier 1 capital (to risk-weighted assets)	15,708	16.31	≥	6,984	7.250
Total capital (to risk-weighted assets)	17,106	17.76	≥	8,910	9.250
Tier 1 leverage(2)	15,708	10.06	≥	6,245	4.000
As of December 31, 2016:
Common equity tier 1 capital (to risk-weighted assets)	$14,757	14.77%	≥	$5,120	5.125%
Tier 1 capital (to risk-weighted assets)	14,757	14.77	≥	6,619	6.625
Total capital (to risk-weighted assets)	16,431	16.45	≥	8,617	8.625
Tier 1 leverage(2)	14,757	9.92	≥	5,952	4.000

(1)	The minimum capital requirement includes a capital conservation buffer of 1.250% at December 31, 2017 and 0.625% at December 31, 2016.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

Note 18—Regulatory Capital Requirements (Continued)

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2017 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$14,028	16.17%	≥	$4,987	5.750%	≥	$5,637	6.5%
Tier 1 capital (to risk-weighted assets)	14,028	16.17	≥	6,288	7.250	≥	6,938	8.0
Total capital (to risk-weighted assets)	15,335	17.68	≥	8,023	9.250	≥	8,673	10.0
Tier 1 leverage(2)	14,028	11.78	≥	4,762	4.000	≥	5,953	5.0
As of December 31, 2016 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$13,056	14.61%	≥	$4,581	5.125%	≥	$5,810	6.5%
Tier 1 capital (to risk-weighted assets)	13,056	14.61	≥	5,922	6.625	≥	7,151	8.0
Total capital (to risk-weighted assets)	14,560	16.29	≥	7,709	8.625	≥	8,938	10.0
Tier 1 leverage(2)	13,056	11.46	≥	4,558	4.000	≥	5,697	5.0

(1)	Beginning January 1, 2016, the minimum capital requirement includes a capital conservation buffer of 1.250%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends
Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $475 million and $761 million at December 31, 2017 and 2016, respectively.
See Note 2 to these consolidated financial statements for the carrying amounts of securities that were pledged as collateral to secure public and trust deposits and for other transactions as required by contract or law. See Note 10 to these consolidated financial statements for the carrying amounts of loans and securities that were pledged as collateral for borrowings, including those pledged to the Federal Reserve Bank and FHLB.
The Federal Reserve Act restricts the amount of credit transactions and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10% of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20% of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 18 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2017, $125 million of notes payable remained outstanding from Bankers Commercial Corporation, and $83 million remained outstanding from all other non-bank affiliates.
The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.
At December 31, 2017, MUSA had $48 million of cash segregated in a special reserve account for the exclusive benefit of customers pursuant to Customer Protection Rule 15c3-3 of the Securities and Exchange Act of 1934.

Note 20—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	December 31, 2017
Commitments to extend credit	$30,268
Issued standby and commercial letters of credit	5,368
Commitments to enter into forward-starting resale agreements	743
Other commitments	582
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. At December 31, 2017, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2017, the current exposure to loss under these contracts totaled $5 million, and the maximum potential exposure to loss in the future was estimated at $30 million.
The Company is subject to various pending and threatened legal actions that arise in the normal course of business. The Company maintains liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. Management believes the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a

Note 20—Commitments, Contingencies and Guarantees (Continued)

material effect, either individually or in the aggregate, on the Company's consolidated financial condition, results of operations or liquidity.
Note 21—Related Party Transactions
MUAH is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. and MUFG Securities Americas (formerly Mitsubishi UFJ Securities (USA), Inc.). It is owned by BTMU and MUFG. BTMU is a wholly-owned subsidiary of MUFG.

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

In addition to the above, the Company conducts transactions with affiliates which include BTMU, MUFG and other entities which are directly or indirectly owned by MUFG. The transactions include capital market transactions, facilitating securities transactions, secured financing transactions, advisory services, clearing and operational support. Under service level agreements the Company provides services to and receives services from various affiliates. The Company also has referral agreements with its affiliates and pays referral fees from investment banking revenue earned.
Related party transactions reflect market-based pricing. These transactions are subject to federal and state statutory and regulatory restrictions and limitations.
The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

As of December 31, 2017 and December 31, 2016, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	December 31, 2017	December 31, 2016
Assets:
Cash and cash equivalents	$119	$102
Securities borrowed or purchased under resale agreements	3,530	2,765
Other assets	223	161
Liabilities:
Deposits	$362	$623
Securities loaned or sold under repurchase agreements	102	385
Commercial paper and other short-term borrowings	969	1,372
Long-term debt	6,251	6,042
Other liabilities	61	63

Note 21—Related Party Transactions (Continued)

Revenues and expenses with affiliates for 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Interest Income
Securities borrowed or purchased under resale agreements	$41	$26	22
Other	1	—	—
Interest Expense
Deposits	5	—	—
Commercial paper and other short-term borrowings	15	24	21
Long-term debt	114	69	27
Securities loaned or sold under repurchase agreements	6	2	1
Noninterest Income
Fees from affiliates	866	957	763
Other, net	13	(28)	17
Noninterest Expense
Other	112	95	92

For additional information regarding the debt due to affiliates, see Note 9 and Note 10 to our Consolidated Financial Statements included in this Form 10-K.
At December 31, 2017, the Company had $1.4 billion in uncommitted, unsecured borrowing facilities with affiliates.
At December 31, 2017 and December 31, 2016, the Company had derivative contracts with affiliates totaling $3 billion and $1.6 billion, respectively, in notional balances, with $2.4 million and $72 million in net unrealized gains at December 31, 2017 and December 31, 2016, respectively.
An affiliate extends guarantees on liabilities arising out of or in connection with agreements with certain counterparties. There was no amount guaranteed at December 31, 2017 and December 31, 2016.

Note 22—Business Segments
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

Commercial Banking provides commercial and asset-based loans to clients across a wide range of industries with annual revenues up to $1 billion. By working with the Company's other segments, Commercial Banking clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.

Note 22—Business Segments (Continued)

Real Estate Industries serves professional real estate investors and developers with products such as construction loans, commercial mortgages, bridge financing and unsecured financing. Property types supported include apartment, office, retail, industrial and single-family residential on the West Coast and in select metropolitan areas across the country. Real Estate Industries also makes tax credit investments in affordable housing projects through its Community Development Finance unit referenced as LIHC investments. By working with the Company's other segments, Real Estate Industries offers its clients a range of non-credit products and services including global treasury management, capital markets solutions, foreign exchange and interest rate risk and commodity risk management products and services.

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
"Other" includes the MUFG Fund Services segment, Markets segment, Asian Corporate Banking segment and Corporate Treasury. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy

Note 22—Business Segments (Continued)

risk management solutions. The Asian Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan and other Asian countries. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.
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
As of and for the Twelve Months Ended December 31, 2017:

(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View
Net interest income (expense)	$2,034	$424	$577	$234	$(65)	$3,204
Noninterest income	463	338	164	351	694	2,010
Total revenue	2,497	762	741	585	629	5,214
Noninterest expense	1,961	390	473	445	715	3,984
(Reversal of) provision for credit losses	21	(106)	1	—	(19)	(103)
Income (loss) before income taxes and including noncontrolling interests	515	478	267	140	(67)	1,333
Income tax expense (benefit)	158	(261)	104	59	239	299
Net income (loss) including noncontrolling interest	357	739	163	81	(306)	1,034
Deduct: net loss from noncontrolling interests	—	—	—	—	43	43
Net income (loss) attributable to MUAH	$357	$739	$163	$81	$(263)	$1,077

Total assets, end of period	$67,980	$21,410	$1,809	$32,062	$31,289	$154,550

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2016:

(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,923	$542	$485	$164	$(61)	$3,053
Noninterest income	469	374	167	302	913	2,225
Total revenue	2,392	916	652	466	852	5,278
Noninterest expense	1,819	390	449	362	762	3,782
(Reversal of) provision for credit losses	30	99	—	—	26	155
Income (loss) before income taxes and including noncontrolling interests	543	427	203	104	64	1,341
Income tax expense (benefit)	146	81	79	41	72	419
Net income (loss) including noncontrolling interest	397	346	124	63	(8)	922
Deduct: net loss from noncontrolling interests	—	—	—	—	68	68
Net income (loss) attributable to MUAH	$397	$346	$124	$63	$60	$990

Total assets, end of period	$63,291	$24,231	$2,036	$29,252	$29,334	$148,144
As of and for the Twelve Months Ended December 31, 2015:

(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations—Market View
Net interest income (expense)	$1,896	$594	$441	$72	$(111)	$2,892
Noninterest income	451	352	169	300	578	1,850
Total revenue	2,347	946	610	372	467	4,742
Noninterest expense	1,856	427	436	315	713	3,747
(Reversal of) provision for credit losses	13	181	1	—	32	227
Income (loss) before income taxes and including noncontrolling interests	478	338	173	57	(278)	768
Income tax expense (benefit)	116	65	68	22	(102)	169
Net income (loss) including noncontrolling interest	362	273	105	35	(176)	599
Deduct: net loss from noncontrolling interests	—	—	—	—	45	45
Net income (loss) attributable to MUAH	$362	$273	$105	$35	$(131)	$644

Total assets, end of period	$60,767	$27,694	$2,121	$34,167	$28,321	$153,070

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company)
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2017	2016
Assets
Cash and cash equivalents	$1,341	$1,542
Investments in and advances to subsidiaries
Bank subsidiary	19,598	15,990
Nonbank subsidiaries	4,314	3,175
Other assets	69	59
Total assets	$25,322	$20,766
Liabilities and Stockholders' Equity
Long-term debt	$6,997	$3,470
Other liabilities	70	63
Total liabilities	7,067	3,533
Stockholders' equity	18,255	17,233
Total liabilities and stockholders' equity	$25,322	$20,766

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Income:
Rental Income	$15	$16	$16
Interest income on advances to subsidiaries and deposits in bank	79	22	9
Total income	94	38	25
Expense:
Interest expense	144	75	65
Other expense	14	19	20
Total expense	158	94	85
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	(64)	(56)	(60)
Income tax benefit	(20)	(22)	(24)
Income (loss) before equity in undistributed net income of subsidiaries	(44)	(34)	(36)
Equity in undistributed net income (loss) of subsidiaries:
Bank subsidiary	686	900	558
Nonbank subsidiaries	435	124	122
Net Income	$1,077	$990	$644

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$1,077	$990	$644
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(1,121)	(1,024)	(680)
Dividends received from subsidiaries	371	—	—
Other, net	2	—	9
Net cash provided by (used in) operating activities	329	(34)	(27)
Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(5,050)	(1,197)	(2,070)
Repayment of investments in and advances to subsidiaries	1,495	1,820	7
Net cash used in investing activities	(3,555)	623	(2,063)
Cash Flows from Financing Activities:
Proceeds from advances from subsidiaries	200	—	—
Repayment of advances from subsidiaries	(200)	—	—
Proceeds from issuance of senior debt	3,525	545	2,197
Repayment of subordinated debt	—	—	(17)
Dividends paid	(500)	—	—
Other, net	—	1	(11)
Net cash provided by (used in) financing activities	3,025	546	2,169
Net increase (decrease) in cash and cash equivalents	(201)	1,135	79
Cash and cash equivalents at beginning of year	1,542	407	328
Cash and cash equivalents at end of year	$1,341	$1,542	$407

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
We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2017.
The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MUFG Americas Holdings Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 1, 2018
We have served as the Company's auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MUFG Americas Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018 which expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 1, 2018

MUFG Americas Holdings Corporation and Subsidiaries
Supplementary Information

Quarterly Financial Data (Unaudited)
Condensed Consolidated Statements of Income:

	2017 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$1,086	$1,083	$1,026	$984
Interest expense	287	267	232	189
Net interest income	799	816	794	795
(Reversal of) provision for credit losses	(69)	18	(22)	(30)
Noninterest income	518	515	489	488
Noninterest expense	1,039	982	957	1,006
Income before income taxes and including noncontrolling interests	347	331	348	307
Income tax expense	44	109	63	83
Net income including noncontrolling interests	303	222	285	224
Deduct: Net loss from noncontrolling interests	18	10	10	5
Net income	$321	$232	$295	$229

	2016 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$967	$936	$919	$894
Interest expense	165	163	165	170
Net interest income	802	773	754	724
(Reversal of) provision for credit losses	(41)	73	(39)	162
Noninterest income	616	570	565	474
Noninterest expense	956	952	906	968
Income before income taxes and including noncontrolling interests	503	318	452	68
Income tax expense	175	97	129	18
Net income including noncontrolling interests	328	221	323	50
Deduct: Net loss from noncontrolling interests	6	39	11	12
Net income	$334	$260	$334	$62

Exhibit Index

Exhibit No.	Description
2.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, The Bank of Tokyo-Mitsubishi UFJ Ltd. and Mitsubishi UFJ Financial Group Inc. dated June 30, 2016 (1)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
4.1	Trust Indenture between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(4)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
4.3	Officer's Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012 (5)
4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3)
4.5
Officer's Certificate establishing the terms of the 1.625% Senior Notes due 2018, 2.250% Senior Notes due 2020, 3.000% Senior Notes due 2025, and Floating Rate Senior Notes due 2018, dated February 10, 2015 (6)

4.6
Form of 1.625% Senior Notes due 2018, 2.250% Senior Notes due 2020, 3.000% Senior Notes due 2025, and Floating Rate Senior Notes due 2018 (included as Exhibits A, B, C and D, respectively, to Exhibit 4.5)

10.1	Master Services Agreement by and between MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(7)
10.2	Purchase Agreement dated December 14, 2016, between MUFG Union Bank, N.A. and 400 California, LLC (8)
10.3	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements (9)
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
24.1	Power of Attorney (9)
24.2	Resolution of Board of Directors (9)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a )/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (9)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (9)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements (7)

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2016.

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated July 1, 2014.

(3)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 1, 2014.

(4)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 8, 2003.

(5)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 18, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 2015.

(7)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2014.

(8)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 14, 2016.

(9)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MUFG Americas Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer
Date:	March 1, 2018
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
Dated: March 1, 2018