Form 10-Q
period 2018-03-31
MUFG Americas Holdings Corp
filed 2018-05-09
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at April 30, 2018: 147,589,713
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting standards update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	The Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Accounting principles generally accepted in the United States of America
GSE	Government-sponsored enterprise
GSIB	Global systemically important banks
HQLA	High quality liquid assets
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio
LIHC	Low income housing credit
LTV	Loan-to-value
MBS	Mortgage-backed securities
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary leverage ratio
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VaR	Value-at-risk
VIE	Variable interest entity

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2017 Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2017 Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the financial crisis, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation (and our expectation that we will replace a portion of our externally-placed debt with debt issued to our parent to comply with this regulation), and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

•	Regulatory and compliance controls and processes and their impact on our business, including our operating costs and revenues

•
The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•
Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, probability of default and credit migration trends, and severity of loss upon default

•
Loan portfolio composition and risk rating trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding TDRs, and our intent to sell or hold loans we originate

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

•
The relationship between our business and that of MUFG Bank, Ltd. and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by MUFG Bank, Ltd. and MUFG

•
Threats to the banking sector and our business due to cyber-security issues and attacks on financial institutions and other businesses, such as large retailers, and regulatory expectations relating to cyber-security

•	Our understanding that MUFG Bank, Ltd. will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	The objectives and effects on operations of our business integration initiative and its near term effect on our balance sheet, earnings and capital ratios

•	The effect of a possible return of the California drought on its economy and related governmental actions and the potential consequences of recent California wildfires or other natural disasters

•	Descriptions of assumptions underlying or relating to any of the foregoing
Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” of our 2017 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2018	March 31, 2017	Percent Change
Results of operations:
Net interest income	$825	$795	4%
Noninterest income	382	488	(22)
Total revenue	1,207	1,283	(6)
Noninterest expense	1,084	1,006	8
Pre-tax, pre-provision income(1)	123	277	(56)
(Reversal of) provision for credit losses	(2)	(30)	93
Income before income taxes and including noncontrolling interests	125	307	(59)
Income tax expense	(42)	83	(151)
Net income including noncontrolling interests	167	224	(25)
Deduct: Net (income) loss from noncontrolling interests	(1)	5	(120)
Net income attributable to MUAH	$166	$229	(28)
Balance sheet (period average):
Total assets	$157,436	$149,563	5%
Total securities	27,446	24,900	10
Securities borrowed or purchased under resale agreements	20,660	20,454	1
Total loans held for investment	80,656	77,982	3
Earning assets	143,715	136,489	5
Total deposits	83,609	86,151	(3)
Securities loaned or sold under repurchase agreements	27,130	25,904	5
MUAH stockholders' equity	18,132	17,487	4
Performance ratios:
Return on average assets(2)	0.42%	0.62%
Return on average MUAH stockholders' equity(2)	3.66	5.27
Return on average MUAH tangible common equity(2)(3)	4.69	6.64
Efficiency ratio(4)	89.84	78.39
Net interest margin(2)(5)	2.32	2.37
Net loans charged-off to average total loans held for investment(2)	0.05	0.29

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	March 31, 2018	December 31, 2017	Percent Change
Balance sheet (end of period):
Total assets	$157,310	$154,550	2%
Total securities	27,301	27,448	(1)
Securities borrowed or purchased under resale agreements	19,902	20,894	(5)
Total loans held for investment	81,400	80,014	2
Nonperforming assets	350	466	(25)
Total deposits	83,532	84,787	(1)
Securities loaned or sold under repurchase agreements	26,391	26,437	—
Long-term debt	14,085	12,162	16
MUAH stockholders' equity	18,193	18,255	—
Credit ratios:
Allowance for loan losses to total loans held for investment(6)	0.57%	0.59%
Allowance for loan losses to nonaccrual loans(6)	131.51	102.37
Allowance for credit losses to total loans held for investment(7)	0.72	0.75
Allowance for credit losses to nonaccrual loans(7)	167.62	128.75
Nonperforming assets to total loans held for investment and OREO	0.43	0.58
Nonperforming assets to total assets	0.22	0.30
Nonaccrual loans to total loans held for investment	0.43	0.58
Capital ratios:
Regulatory(8):
Common Equity Tier 1 risk-based capital ratio	16.30%	16.31%
Tier 1 risk-based capital ratio	16.30	16.31
Total risk-based capital ratio	17.75	17.76
Tier 1 leverage ratio	10.20	10.06
Other:
Tangible common equity ratio(9)	9.52%	9.73%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(10)	16.30	16.27

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

(4)	The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).

(5)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% and 35% for 2018 and 2017, respectively.

(6)	The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(7)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(8)	These capital ratios are calculated in accordance with the transition guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

(10)
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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2018 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-Q, terms such as the "Company,” “we,” “us” and “our” refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
Introduction
We are a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUSA. We are owned by MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) and MUFG. MUFG Bank, Ltd. is a wholly-owned subsidiary of MUFG.
The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUSA. We service U.S. Wholesale & Investment Banking, certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally.
The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). The Bank and MUFG Bank, Ltd. are parties to a master services agreement whereby the Bank earns fee income in exchange for services and facilities provided.
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $157.3 billion at March 31, 2018.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2018 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the first quarter of 2018, revenue was comprised of 68% net interest income and 32% noninterest income. A summary of our financial results is discussed below.
Our primary sources of liquidity are core deposits, securities and wholesale funding. Core deposits exclude brokered deposits, foreign time deposits, domestic time deposits greater than $250,000, and certain other deposits not considered to be core customer relationships. Wholesale funding includes unsecured funds raised from MUFG Bank, Ltd. and affiliates, interbank and other sources, both domestic and international, funding secured by certain assets, or by borrowing from the FHLB. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity when adverse situations arise.

Performance Highlights
Net income attributable to MUAH was $166 million in the first quarter of 2018, down $63 million from the first quarter of 2017. The decrease was driven by lower noninterest income, partially offset by an income tax benefit. Noninterest income was lower largely due to losses on certain renewable energy investments as a result of the TCJA. The income tax benefit was due to an adjustment to certain prior period state income taxes. Portfolio credit quality was stable during the first quarter of 2018.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 16.30%, 16.30% and 17.75%, respectively, at March 31, 2018. The Tier 1 leverage ratio was 10.20% at March 31, 2018.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and the net interest margin:

	For the Three Months Ended
	March 31, 2018			March 31, 2017

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$23,462	$225	3.91%	$25,612	$220	3.49%
Commercial mortgage	14,336	148	4.12	14,504	148	4.07
Construction	1,813	20	4.40	2,217	22	4.01
Lease financing	1,505	16	4.23	1,788	16	3.63
Residential mortgage	36,051	311	3.45	30,411	256	3.37
Home equity and other consumer loans	3,489	54	6.28	3,450	49	5.77
Total loans held for investment	80,656	774	3.86	77,982	711	3.67
Securities	27,446	165	2.41	24,900	135	2.16
Securities borrowed or purchased under resale agreements	20,660	126	2.47	20,454	63	1.26
Interest bearing deposits in banks	2,707	11	1.65	3,450	7	0.82
Federal funds sold	20	—	1.94	—	—	1.03
Trading account assets	11,622	93	3.23	9,094	74	3.29
Other earning assets	604	3	2.00	609	3	2.12
Total earning assets	143,715	1,172	3.28	136,489	993	2.93
Allowance for loan losses	(473)			(647)
Cash and due from banks	1,839			1,869
Premises and equipment, net	608			592
Other assets(4)	11,747			11,260
Total assets	$157,436			$149,563
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$36,966	$41	0.44%	$39,905	$33	0.34%
Savings	8,574	11	0.52	6,205	1	0.07
Time	5,342	16	1.23	5,369	15	1.13
Total interest bearing deposits	50,882	68	0.54	51,479	49	0.39
Commercial paper and other short-term borrowings	8,550	33	1.58	3,477	8	0.94
Securities loaned or sold under repurchase agreements	27,130	138	2.07	25,904	59	0.92
Long-term debt	13,946	80	2.29	11,347	57	2.01
Total borrowed funds	49,626	251	2.05	40,728	124	1.22
Trading account liabilities	3,602	22	2.45	2,567	16	2.57
Total interest bearing liabilities	104,110	341	1.32	94,774	189	0.81
Noninterest bearing deposits	32,727			34,672
Other liabilities(5)	2,367			2,487
Total liabilities	139,204			131,933
Equity
MUAH stockholders' equity	18,132			17,487
Noncontrolling interests	100			143
Total equity	18,232			17,630
Total liabilities and equity	$157,436			$149,563
Net interest income/spread (taxable-equivalent basis)		831	1.96%		804	2.12%
Impact of noninterest bearing deposits			0.32			0.22
Impact of other noninterest bearing sources			0.04			0.03
Net interest margin			2.32			2.37
Less: taxable-equivalent adjustment		6			9
Net interest income		$825			$795

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% and 35% for 2018 and 2017, respectively.

(2)	Annualized.

(3)
Average balances of loans held for investment include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income for the three months ended March 31, 2018 increased $30 million compared with the same period in 2017 due to an increase in earning assets, which more than offset a decline in the net interest margin. Earning assets increased substantially due to increases in residential mortgages, securities and trading assets, partially offset by a decrease in commercial and industrial balances. The net interest margin decreased 5 basis points during the first quarter of 2018 due primarily to an increase in funding costs resulting from an increase in borrowed funds, partially offset by the favorable effect of noninterest bearing deposits in a rising rate environment.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three months ended March 31, 2018 and 2017:
Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2018	March 31, 2017
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$45	$48	$(3)	(6)%
Trust and investment management fees	29	29	—	—
Trading account activities	2	(4)	6	150
Securities gains, net	—	2	(2)	(100)
Credit facility fees	23	26	(3)	(12)
Brokerage commissions and fees	18	18	—	—
Card processing fees, net	12	11	1	9
Investment banking and syndication fees	89	88	1	1
Fees from affiliates	276	219	57	26
Other, net	(112)	51	(163)	(320)
Total noninterest income	$382	$488	$(106)	(22)%
Noninterest income decreased during the three months ended March 31, 2018 compared with the same prior year period largely due to the Company's share of losses on certain renewable energy investments of $164 million as a result of the TCJA. These losses, which were included in other, net, were partially offset by a change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations. During the first quarter of 2018, expenses of $40 million were presented as noninterest expense, rather than a reduction of fees from affiliates as they were presented through December 31, 2017.

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2018	March 31, 2017
(Dollars in millions)			Amount	Percent
Salaries and employee benefits	$670	$645	$25	4%
Net occupancy and equipment	90	82	8	10
Professional and outside services	132	116	16	14
Software	70	46	24	52
Regulatory assessments	23	20	3	15
Intangible asset amortization	7	7	—	—
Other	92	90	2	2
Total noninterest expense	$1,084	$1,006	$78	8%

The increase in noninterest expense for the first quarter of 2018 compared with the first quarter of 2017 was driven primarily by the change in presentation of certain expenses and an increase in salaries and employee benefits expense. The increases in professional and outside services and software expenses were substantially due to the change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations, as discussed in Noninterest Income above. The increase in salaries and employee benefits expense included the impact of higher headcount.

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the first quarter of 2018, income tax was a benefit of $42 million and the effective tax rate was negative 34%, compared with positive 27% in the comparative prior year period. The income tax benefit and negative effective tax rate for the three months ended March 31, 2018 are largely due to an adjustment to certain prior period state income taxes during the quarter. Excluding that adjustment, the effective tax rate for the three months ended March 31, 2018 would have been 11%, which is lower than the prior year period as a result of the TCJA.
For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense" in Part II, Item 7. and “The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative” and “Our effective tax rates, and our future results can also be affected by our participation for state income tax purposes as a member of MUFG’s unitary group in the U.S. and by other factors” in Part I, Item 1A. and Note 17 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented:

			Increase (Decrease)
	March 31, 2018	December 31, 2017
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$23,403	$23,281	$122	1%
Commercial mortgage	14,496	14,320	176	1
Construction	1,835	1,775	60	3
Lease financing	1,494	1,533	(39)	(3)
Total commercial portfolio	41,228	40,909	319	1
Residential mortgage	36,660	35,643	1,017	3
Home equity and other consumer loans	3,512	3,462	50	1
Total consumer portfolio	40,172	39,105	1,067	3
Total loans held for investment	$81,400	$80,014	$1,386	2%

Loans held for investment increased from December 31, 2017 to March 31, 2018, primarily due to growth in the residential mortgage portfolio.

Deposits
The table below presents our deposits as of March 31, 2018 and December 31, 2017.

			Increase (Decrease)
	March 31, 2018	December 31, 2017
(Dollars in millions)			Amount	Percent
Interest checking	$4,039	$5,209	$(1,170)	(22)%
Money market	32,512	33,245	(733)	(2)
Total interest bearing transaction and money market accounts	36,551	38,454	(1,903)	(5)
Savings	8,849	8,426	423	5
Time	5,387	5,305	82	2
Total interest bearing deposits	50,787	52,185	(1,398)	(3)
Noninterest bearing deposits	32,745	32,602	143	—
Total deposits	$83,532	$84,787	$(1,255)	(1)%

Total deposits decreased $1.3 billion from December 31, 2017 to March 31, 2018 due to a decrease in interest checking and money market deposits, partially offset by an increase in interest bearing savings deposits related to PurePoint Financial, the online division of the Bank.

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

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2018, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2018. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2018 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy.
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
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of March 31, 2018.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of March 31, 2018 and December 31, 2017.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	March 31, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$15,834	$15,708
Tier 1 capital	$15,834	$15,708
Tier 2 capital	1,405	1,398
Total risk-based capital	$17,239	$17,106
Risk-weighted assets	$97,141	$96,330
Average total assets for leverage capital purposes	$155,213	$156,126

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	March 31, 2018		December 31, 2017		March 31, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,834	16.30%	$15,708	16.31%	≥	$6,193	6.375%
Tier 1 capital (to risk-weighted assets)	15,834	16.30	15,708	16.31	≥	7,650	7.875
Total capital (to risk-weighted assets)	17,239	17.75	17,106	17.76	≥	9,593	9.875
Tier 1 leverage(2)	15,834	10.20	15,708	10.06	≥	6,209	4.000

(1)Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of March 31, 2018 and December 31, 2017.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	March 31, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$14,261	$14,028
Tier 1 capital	$14,261	$14,028
Tier 2 capital	1,303	1,307
Total risk-based capital	$15,564	$15,335
Risk-weighted assets	$87,432	$86,730
Average total assets for leverage capital purposes	$117,897	$119,052

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	March 31, 2018		December 31, 2017		March 31, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,261	16.31%	$14,028	16.17%	≥	$5,574	6.375%	≥	$5,683	6.50%
Tier 1 capital (to risk-weighted assets)	14,261	16.31	14,028	16.17	≥	6,885	7.875	≥	6,995	8.00
Total capital (to risk-weighted assets)	15,564	17.80	15,335	17.68	≥	8,634	9.875	≥	8,743	10.00
Tier 1 leverage(2)	14,261	12.10	14,028	11.78	≥	4,716	4.000	≥	5,895	5.00

(1)Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at March 31, 2018. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
(Dollars in millions)
Total MUAH stockholders' equity	$18,193	$18,255
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(306)	(313)
Deferred tax liabilities related to goodwill and intangible assets	56	55
Tangible common equity (a)	$14,642	$14,696
Total assets	$157,310	$154,550
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(306)	(313)
Deferred tax liabilities related to goodwill and intangible assets	56	55
Tangible assets (b)	$153,759	$150,991
Tangible common equity ratio (a)/(b)	9.52%	9.73%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at March 31, 2018 and December 31, 2017 was estimated to be 16.30% and 16.27%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both March 31, 2018 and December 31, 2017.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of March 31, 2018 and December 31, 2017:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	March 31, 2018	December 31, 2017
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$15,834	$15,708
Other	—	(51)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$15,834	$15,657
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$97,141	$96,330
Adjustments	—	(107)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$97,141	$96,223
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	16.30%	16.27%

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

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards" in Part I, Item 1. in our 2017 Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, refer to the section “Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.
Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, refer to the section “Credit Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Allowance for Credit Losses
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in the section “Allowance for Credit Losses” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. During the first quarter of 2018, the Company refined its methodology for estimating the allowance for commercial loans collectively evaluated for impairment and the allowance for losses on unfunded credit commitments. Previously the Company derived the allowance for these loans by assigning a loss factor based on an internal risk rating that estimated the probability that a credit facility may ultimately default (i.e. probability of default). The refinement implemented during the quarter now utilizes a dual factor internal risk rating system that encompasses both the probability of default and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default). For additional information regarding our allowance for loan losses, refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.
The allowance for loan losses was $460 million at March 31, 2018 compared with $476 million at December 31, 2017. Our ratio of allowance for loan losses to total loans held for investment was 0.57% as of March 31, 2018 and 0.59% as of December 31, 2017. The reversal of provision for loan losses was $5 million for the three months ended March 31, 2018, reflecting stable portfolio credit quality during the quarter. The unallocated allowance for loan losses decreased from $30 million at December 31, 2017 to $5 million at March 31, 2018. This decrease resulted from refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses. Net loans charged-off to average total loans held for investment were 0.05% for the three months ended March 31, 2018, compared with 0.29% for the three months ended March 31, 2017.

Nonaccrual loans were $350 million at March 31, 2018 compared with $465 million at December 31, 2017. The decrease in nonaccrual loans outstanding during the three months ended March 31, 2018 was primarily driven by paydowns and payoffs. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.43% at March 31, 2018 from 0.58% at December 31, 2017. Our ratio of allowance for loan losses to nonaccrual loans increased to 131.51% at March 31, 2018 from 102.37% at December 31, 2017. Criticized credits in the commercial segment were $1.6 billion at March 31, 2018 and December 31, 2017. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for a description of criticized credits.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended March 31,
(Dollars in millions)	2018	2017
Allowance for loan losses, beginning of period	$476	$639
(Reversal of) provision for loan losses	(5)	(14)
Other	—	1
Loans charged-off:
Commercial and industrial	(6)	(49)
Commercial and industrial - transfer to held for sale	—	(6)
Total commercial portfolio	(6)	(55)
Residential mortgage	—	—
Home equity and other consumer loans	(10)	(11)
Total consumer portfolio	(10)	(11)
Total loans charged-off	(16)	(66)
Recoveries of loans previously charged-off:
Commercial and industrial	3	8
Commercial mortgage	—	1
Total commercial portfolio	3	9
Residential mortgage	—	—
Home equity and other consumer loans	2	1
Total consumer portfolio	2	1
Total recoveries of loans previously charged-off	5	10
Net loans recovered (charged-off)	(11)	(56)
Ending balance of allowance for loan losses	460	570
Allowance for losses on unfunded credit commitments	126	146
Total allowance for credit losses	$586	$716

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 to our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

The following table sets forth the components of nonperforming assets and TDRs.

	March 31, 2018	December 31, 2017	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$211	$319	$(108)	(34)%
Commercial mortgage	15	20	(5)	(25)
Total commercial portfolio	226	339	(113)	(33)
Residential mortgage	102	104	(2)	(2)
Home equity and other consumer loans	22	22	—	—
Total consumer portfolio	124	126	(2)	(2)
Total nonaccrual loans	350	465	(115)	(25)
OREO	—	1	(1)	(100)
Total nonperforming assets	$350	$466	$(116)	(25)
Troubled debt restructurings:
Accruing	$323	$348	$(25)	(7)%
Nonaccruing (included in total nonaccrual loans above)	182	229	(47)	(21)
Total troubled debt restructurings	$505	$577	$(72)	(12)

Total nonperforming assets as of March 31, 2018 were $350 million, or 0.22% of total assets, compared with $466 million, or 0.30% of total assets, at December 31, 2017. The decrease in nonperforming assets of $116 million from December 31, 2017 to March 31, 2018 was driven primarily by paydowns and payoffs.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2018 and December 31, 2017. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Commercial and industrial	$143	$202	0.61%	0.87%
Commercial mortgage	4	7	0.03	0.05
Construction	128	128	6.98	7.21
Total commercial portfolio	275	337	0.67	0.82
Residential mortgage	207	215	0.56	0.60
Home equity and other consumer loans	23	25	0.65	0.72
Total consumer portfolio	230	240	0.57	0.61
Total restructured loans	$505	$577	0.62	0.72
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $9 million and $12 million at March 31, 2018 and at December 31, 2017, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, information and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at either March 31, 2018 or December 31, 2017.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2018, 58% of the Company’s construction loan portfolio was concentrated in California, 12% to borrowers in New York and 6% to borrowers in the state of Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2018, 66% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in New York, and 7% to borrowers in the state of Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At March 31, 2018, payment terms on 36% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 29% of these home equity loans and lines were supported by first liens on residential properties as of March 31, 2018 and December 31, 2017. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage and home equity and other consumer loans at March 31, 2018 and December 31, 2017.

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

(Dollars in millions)	March 31, 2018	December 31, 2017
Effect on net interest income:
Increase 200 basis points	$114.1	$100.2
as a percentage of base case net interest income	3.66%	3.21%
Decrease 100 basis points	$(66.3)	$(75.7)
as a percentage of base case net interest income	(2.12)%	(2.42)%

An increase in rates increases net interest income. During the three months ended March 31, 2018, the Company's asset sensitive profile increased due to changes in balance sheet composition and forecasted balance sheet activity over the next twelve months, reflecting the impact of recent rate increases on certain components of the balance sheet.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly greater asset sensitive risk profile at March 31, 2018.
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
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At March 31, 2018 and December 31, 2017, our ALM securities portfolio fair values were $25.6 billion and $25.7 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.5 years at March 31, 2018. At March 31, 2018, approximately $2.0 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the three months ended March 31, 2018, we purchased $1.3 billion and sold $9 million of securities as part of our investment portfolio strategy, while $1.1 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.7 years at March 31, 2018, compared with 3.7 years at December 31, 2017. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.7 years suggests an expected price decrease of approximately 3.7% for an immediate 1.0% parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.4 billion of direct bank purchase bonds that are largely managed within our Regional Bank and U.S. Wholesale & Investment Banking operating segments. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.
ALM and Other Risk Management Derivatives
The notional amount of the ALM derivatives portfolio decreased during the three months ended March 31, 2018 as the Company terminated receive fixed swap contracts used to hedge floating rate commercial loans in order to increase earnings at risk sensitivity given expectations of rising rates. The gross negative fair value of ALM derivatives decreased during the three months ended March 31, 2018 primarily as a result of hedge terminations. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.

(Dollars in millions)	March 31, 2018	December 31, 2017	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$3,483	$7,498	$(4,015)
Total ALM derivatives	3,483	7,498	(4,015)
Other risk management derivatives	1,389	1,345	44
Total ALM and other risk management derivatives	$4,872	$8,843	$(3,971)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$4	$2	$2
Gross negative fair value	—	149	(149)
Positive (negative) fair value of ALM derivatives, net	4	(147)	151
Other risk management derivatives:
Gross positive fair value	11	3	8
Gross negative fair value	8	9	(1)
Positive (negative) fair value of other risk management derivatives, net	3	(6)	9
Positive (negative) fair value of ALM and other risk management derivatives, net	$7	$(153)	$160
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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the three months ended March 31, 2018 and March 31, 2017.

(Dollars in millions)	March 31, 2018	March 31, 2017
Average VaR	$9.1	$9.1
High VaR	11.7	11.6
Low VaR	6.4	6.8
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions.
The following table provides the fair value of our trading account portfolio as of March 31, 2018 and December 31, 2017, and the change in fair value between March 31, 2018 and December 31, 2017.

(Dollars in millions)	March 31, 2018	December 31, 2017	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$2,594	$1,926	$668
Corporate bonds	1,187	1,054	133
Mortgage-backed securities	7,436	6,339	1,097
Derivatives (including netting adjustment)	661	712	(51)
Other	687	536	151
Trading account assets	$12,565	$10,567	$1,998

Fair value of trading account liabilities:
U.S. Treasury securities	$2,899	$2,709	$190
Corporate bonds	388	348	40
Derivatives (including netting adjustment)	524	501	23
Other	63	42	21
Trading account liabilities	$3,874	$3,600	$274

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$118,198	$132,214	$(14,016)
Commodity contracts	710	1,244	(534)
Foreign exchange contracts	8,488	7,053	1,435
Equity contracts	912	1,496	(584)
Other contracts	88	4	84
Total	$128,396	$142,011	$(13,615)
Fair value of positions held for trading purposes:
Gross positive fair value	$937	$1,317	$(380)
Gross negative fair value	942	969	(27)
Positive fair value of positions, net	$(5)	$348	$(353)

Notional amounts at March 31, 2018 also included $0.3 billion, $0.1 billion and $0.7 billion of foreign exchange, commodity and equity contracts, respectively, representing our exposure to the embedded bifurcated derivatives and the related hedges contained in our market-linked CDs.

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
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Although we make an effort to diversify our sources of liquidity, as discussed below, we will be required to maintain a minimum amount of TLAC-eligible debt due to affiliates beginning January 1, 2019. Various tools are used to measure and monitor liquidity, including forecasting of the sources and uses of cash flows over multiple time horizons and stress testing of the forecasts under various scenarios. Stress testing, which incorporates both institution-specific and systemic market scenarios, as well as a combination scenario that adversely affects the Company's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Company maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources, adjusting asset growth and financing or selling assets.
In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The final rule includes an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019. The Company expects to restructure existing debt issued to MUFG Bank, Ltd. and replace a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to MUFG Bank, Ltd. in order to comply with the new rules. See "Supervision and Regulation-Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in our 2017 Form 10-K.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $23.5 billion at March 31, 2018. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits were down $1.3 billion from $84.8 billion at December 31, 2017 to $83.5 billion at March 31, 2018. As of March 31, 2018, the Bank had $11.9 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $25.3 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at March 31, 2018. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. At March 31, 2018, the parent company’s liquidity exceeded 20 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of March 31, 2018, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $6.1 billion, including $1.2 billion of subordinated debt with a capital component.

The Company’s total wholesale funding included $13.6 billion of long-term debt (excluding nonrecourse debt) and $9.1 billion of short-term debt at March 31, 2018. For additional information regarding our outstanding debt, refer to Note 6 and Note 7 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In April 2018, Standard & Poor's revised the outlook on MUAH, MUB and MUSA to positive from stable following a similar revision to MUFG’s outlook. The change in MUFG’s outlook is a result of Standard & Poor's revising the outlook on the long-term sovereign rating of Japan to positive from stable. The following table provides our credit ratings as of March 31, 2018:

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	—	A	A	A-
	Short-term	—	A-1	A-1	A-2
Moody's	Long-term	Aa2	A2	—	A2
	Short-term	P-1	P-1	—	—
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

For further information, including information about rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2017 Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber-attacks. See “We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks” in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, refer to the section “Operational Risk Management” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Business Segments

The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking, and MUFG Securities Americas. For a more detailed description of these reportable segments, refer to Note 13 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.

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

Commercial clients with up to $1 billion in annual revenue have access to commercial and asset-based loans, and professional real estate developers are offered financing solutions for existing properties and construction projects. Through partnerships with other areas of the Bank, these clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange, interest rate risk and commodity risk management products and services.

The Wealth Markets Division serves corporate, institutional, non-profit and individual clients. Products and services include wealth planning, trust and estate services, investment management, brokerage and private wealth management.
The following table sets forth the results for the Regional Bank segment.

Regional Bank
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent
Results of operations - Market View
Net interest income	$523	$498	$25	5%
Noninterest income	117	112	5	4
Total revenue	640	610	30	5
Noninterest expense	502	496	6	1
(Reversal of) provision for credit losses	8	2	6	300
Income before income taxes and including noncontrolling interests	130	112	18	16
Income tax expense	23	25	(2)	(8)
Net income (loss) attributable to MUAH	$107	$87	$20	23
Average balances - Market View
Total loans held for investment	$64,551	$59,646	$4,905	8%
Total assets	68,322	63,542	4,780	8
Total deposits	54,006	53,424	582	1

Net interest income increased during the three months ended March 31, 2018 compared with the prior year period, primarily due to balance sheet growth in loans and deposits and higher spreads on deposits, partially offset by continued margin compression on loans. Noninterest expense increased in the three months ended March 31, 2018, due primarily to the launch of new business lines and increased support function costs, partially offset by a decrease in core business direct expense levels.

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

The following table sets forth the results for the U.S. Wholesale & Investment Banking segment.

U.S. Wholesale & Investment Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent
Results of operations - Market View
Net interest income	$103	$115	$(12)	(10)%
Noninterest income	(106)	97	(203)	(209)
Total revenue	(3)	212	(215)	(101)
Noninterest expense	99	101	(2)	(2)
(Reversal of) provision for credit losses	(15)	(10)	(5)	(50)
Income (loss) before income taxes and including noncontrolling interests	(87)	121	(208)	(172)
Income tax expense (benefit)	(53)	17	(70)	(412)
Net income (loss) attributable to MUAH	$(34)	$104	$(138)	(133)
Average balances - Market View
Total loans held for investment	$16,503	$18,633	$(2,130)	(11)%
Total assets	21,110	23,571	(2,461)	(10)
Total deposits	8,116	9,740	(1,624)	(17)

Net interest income decreased during the three months ended March 31, 2018 compared with the same prior year period due to lower average loan balances and lower loan spreads. Noninterest income was lower during the first quarter of 2018 compared with the same period in 2017, primarily due to the Company's share of losses on certain renewable energy investments of $164 million as a result of the TCJA. The reversal of provision for credit losses during the first quarter of 2018 was primarily due to a reduction of the estimated allowance for credit losses as a result of refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment. The income tax benefit during the first quarter of 2018 includes tax credits from renewable energy investments.

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
The following table sets forth the results for the Transaction Banking segment.

Transaction Banking
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent
Results of operations - Market View
Net interest income	$150	$136	$14	10%
Noninterest income	38	39	(1)	(3)
Total revenue	188	175	13	7
Noninterest expense	119	120	(1)	(1)
(Reversal of) provision for credit losses	(1)	—	(1)	nm
Income before income taxes and including noncontrolling interests	70	55	15	27
Income tax expense	18	22	(4)	(18)
Net income (loss) attributable to MUAH	$52	$33	$19	58
Average balances - Market View
Total loans held for investment	$52	$62	$(10)	(16)%
Total assets	1,634	1,895	(261)	(14)
Total deposits	36,186	40,099	(3,913)	(10)

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income during the three months ended March 31, 2018 compared with the prior year period was driven by widening spreads on deposits, partially offset by lower average deposit balances.

MUFG Securities Americas
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment.

MUSA
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent
Results of operations - Market View
Net interest income	$54	$59	$(5)	(8)%
Noninterest income	88	84	4	5
Total revenue	142	143	(1)	(1)
Noninterest expense	116	105	11	10
Income before income taxes and including noncontrolling interests	26	38	(12)	(32)
Income tax expense	7	15	(8)	(53)
Net income (loss) attributable to MUAH	$19	$23	$(4)	(17)
Average balances - Market View
Total loans held for investment	$—	$—	$—	—%
Total assets	33,455	30,732	2,723	9
Total deposits	—	—	—	—

Net interest income decreased during the three months ended March 31, 2018 compared with the three months ended March 31, 2017, primarily due to an increase in short term interest rates on borrowings to fund trading assets. Noninterest income increased during the first quarter of 2018 due primarily to higher fees from affiliates, partially offset by a decrease in trading account income. Noninterest expense increased due to increases in salaries and employee benefits expense resulting from increased head count, commission expense and affiliate revenue sharing expense.

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
In addition, "Other" includes the elimination of duplicative results from the internal management "market view" perspective; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with MUFG Bank, Ltd.'s U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.
The following table sets forth the results for Other.

Other
	For the Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent
Results of operations - Market View
Net interest income	$(5)	$(13)	$8	62%
Noninterest income	245	156	89	57
Total revenue	240	143	97	68
Noninterest expense	248	184	64	35
(Reversal of) provision for credit losses	6	(22)	28	127
Income before income taxes and including noncontrolling interests	(14)	(19)	5	26
Income tax (benefit)	(37)	4	(41)	nm
Net income (loss) including noncontrolling interests	23	(23)	46	200
Deduct: net (income) loss from noncontrolling interests	(1)	5	(6)	(120)
Net income (loss) attributable to MUAH	$22	$(18)	$40	222
Average balances - Market View
Total loans held for investment	$(450)	$(359)	$(91)	(25)%
Total assets	32,915	29,823	3,092	10
Total deposits	(14,699)	(17,111)	2,412	14

Critical Accounting Estimates
MUAH’s consolidated financial statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. As discussed in the section "Allowance for Credit Losses" included in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, beginning in the first quarter of 2018 we estimate probability of default and the loss severity associated with the default (i.e. the loss-given default) to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from our loss estimates. Other significant estimates that we use include the valuation of certain derivatives and securities, the assumptions used in measuring our transfer pricing revenue, pension obligations, goodwill impairment, and assumptions regarding our effective tax rates. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2017 Form 10-K. There have been no material changes to these critical accounting estimates during the first quarter of 2018.

Non-GAAP Financial Measures
The following table presents a reconciliation between certain Generally Accepted Accounting Principles (GAAP) amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
(Dollars in millions)	March 31, 2018	March 31, 2017
Net income attributable to MUAH	$166	$229
Add: intangible asset amortization, net of tax	5	4
Net income attributable to MUAH, excluding intangible asset amortization (a)	$171	$233
Average MUAH stockholders' equity	$18,132	$17,487
Less: Goodwill	3,301	3,225
Less: Intangible assets, except mortgage servicing rights	310	220
Less: Deferred tax liabilities related to goodwill and intangible assets	(56)	(75)
Tangible common equity (b)	$14,577	$14,117
Return on average MUAH tangible common equity (1) (a)/(b)	4.69%	6.64%

(1)     Annualized.

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
During the quarter ended March 31, 2018, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended March 31, 2018, the aggregate interest and fee income relating to these transactions was less than ¥30 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2018, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥3 million, representing less than 0.001 percent of MUFG’s total fee income. MUFG Bank also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥50 million, representing less than 0.0001 percent of MUFG’s total loans, as of March 31, 2018. For the quarter ended March 31, 2018, the aggregate gross interest and fee income relating to these loan transactions was less than ¥1 million, representing less than 0.0001 percent of MUFG’s total interest and fee income.
We understand that MUFG Bank will continue to participate in these types of transactions, and that MUFG Bank recognizes that such transactions remain subject to compliance with applicable U.S. and Japanese regulations and remaining Japanese and international sanctions.

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
Internal Control Over Financial Reporting. During the first quarter of 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2018	2017
Interest Income
Loans	$772	$708
Securities	162	129
Securities borrowed or purchased under resale agreements	126	63
Trading assets	92	74
Other	14	10
Total interest income	1,166	984
Interest Expense
Deposits	68	49
Commercial paper and other short-term borrowings	33	8
Long-term debt	80	57
Securities loaned or sold under repurchase agreements	138	59
Trading liabilities	22	16
Total interest expense	341	189
Net Interest Income	825	795
(Reversal of) provision for credit losses	(2)	(30)
Net interest income after (reversal of) provision for credit losses	827	825
Noninterest Income
Service charges on deposit accounts	45	48
Trust and investment management fees	29	29
Trading account activities	2	(4)
Securities gains, net	—	2
Credit facility fees	23	26
Brokerage commissions and fees	18	18
Card processing fees, net	12	11
Investment banking and syndication fees	89	88
Fees from affiliates	276	219
Other, net	(112)	51
Total noninterest income	382	488
Noninterest Expense
Salaries and employee benefits	670	645
Net occupancy and equipment	90	82
Professional and outside services	132	116
Software	70	46
Regulatory assessments	23	20
Intangible asset amortization	7	7
Other	92	90
Total noninterest expense	1,084	1,006
Income before income taxes and including noncontrolling interests	125	307
Income tax expense	(42)	83
Net Income Including Noncontrolling Interests	167	224
Deduct: Net (income) loss from noncontrolling interests	(1)	5
Net Income Attributable to MUAH	$166	$229

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2018	2017
Net Income Attributable to MUAH	$166	$229
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(58)	(30)
Net change in unrealized gains (losses) on investment securities	(190)	35
Foreign currency translation adjustment	(2)	1
Pension and other postretirement benefit adjustments	10	7
Other	(1)	—
Total other comprehensive income (loss)	(241)	13
Comprehensive Income (Loss) Attributable to MUAH	(75)	242
Comprehensive income (loss) from noncontrolling interests	1	(5)
Total Comprehensive Income (Loss)	$(74)	$237
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$1,769	$2,057
Interest bearing deposits in banks	2,848	1,335
Total cash and cash equivalents	4,617	3,392
Securities borrowed or purchased under resale agreements	19,902	20,894
Trading account assets (includes $1,102 at March 31, 2018 and $1,001 at December 31, 2017 pledged as collateral that may be repledged)	12,565	10,567
Securities available for sale (includes $125 at March 31, 2018 and $163 at December 31, 2017 pledged as collateral that may be repledged)	15,878	17,563
Securities held to maturity (fair value $11,208 at March 31, 2018 and $9,799 at December 31, 2017)	11,423	9,885
Loans held for investment	81,400	80,014
Allowance for loan losses	(460)	(476)
Loans held for investment, net	80,940	79,538
Premises and equipment, net	630	610
Goodwill	3,301	3,301
Other assets	8,054	8,800
Total assets	$157,310	$154,550
Liabilities
Deposits:
Noninterest bearing	$32,745	$32,602
Interest bearing	50,787	52,185
Total deposits	83,532	84,787
Securities loaned or sold under repurchase agreements	26,391	26,437
Commercial paper and other short-term borrowings	9,084	7,066
Long-term debt	14,085	12,162
Trading account liabilities	3,874	3,600
Other liabilities	2,051	2,143
Total liabilities	139,017	136,195
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 147,589,713 shares issued and outstanding as of March 31, 2018 and December 31, 2017	148	148
Additional paid-in capital	8,190	8,197
Retained earnings	11,101	10,936
Accumulated other comprehensive loss	(1,246)	(1,026)
Total MUAH stockholders' equity	18,193	18,255
Noncontrolling interests	100	100
Total equity	18,293	18,355
Total liabilities and equity	$157,310	$154,550
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)	—	—	229	—	(5)	224
Other comprehensive income (loss), net of tax	—	—	—	13	—	13
Compensation—restricted stock units	—	8	1	—	—	9
Other	—	—	—	—	(2)	(2)
Net change	—	8	230	13	(7)	244
Balance, March 31, 2017	$144	$7,892	$10,331	$(883)	$146	$17,630

Balance, December 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	166	—	1	167
Other comprehensive income (loss), net of tax	—	—	—	(241)	—	(241)
Compensation—restricted stock units	—	14	—	—	—	14
Other (1)	—	(21)	(1)	21	(1)	(2)
Net change	—	(7)	165	(220)	—	(62)
Balance, March 31, 2018	$148	$8,190	$11,101	$(1,246)	$100	$18,293

(1)	For additional information on other, refer to Note 10.
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2018	2017
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$167	$224
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(2)	(30)
Depreciation, amortization and accretion, net	92	80
Stock-based compensation—restricted stock units	17	14
Deferred income taxes	(90)	31
Net gains on sales of securities	—	(2)
Net decrease (increase) in securities borrowed or purchased under resale agreements	992	(245)
Net decrease (increase) in securities loaned or sold under repurchase agreements	(46)	463
Net decrease (increase) in trading account assets	(1,998)	16
Net decrease (increase) in other assets	448	(567)
Net increase (decrease) in trading account liabilities	274	328
Net increase (decrease) in other liabilities	(51)	(27)
Loans originated for sale	(255)	(146)
Net proceeds from sale of loans originated for sale	260	208
Pension and other benefits adjustment	(13)	(127)
Other, net	29	(12)
Total adjustments	(343)	(16)
Net cash provided by (used in) operating activities	(176)	208
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	9	608
Proceeds from paydowns and maturities of securities available for sale	880	567
Purchases of securities available for sale	(1,417)	(2,018)
Proceeds from paydowns and maturities of securities held to maturity	386	408
Purchases of securities held to maturity	—	(499)
Proceeds from sales of loans	240	347
Net decrease (increase) in loans	(1,308)	(1,194)
Purchases of other investments	(36)	(14)
Other, net	(68)	27
Net cash provided by (used in) investing activities	(1,314)	(1,768)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(1,258)	(425)
Net increase (decrease) in commercial paper and other short-term borrowings	1,988	1,145
Proceeds from issuance of senior debt	—	3,521
Proceeds from issuance of long-term debt	2,755	—
Repayment of long-term debt	(815)	(3,602)
Other, net	(21)	(2)
Change in noncontrolling interests	—	(2)
Net cash provided by (used in) financing activities	2,649	635
Net change in cash, cash equivalents and restricted cash	1,159	(925)
Cash, cash equivalents and restricted cash at beginning of period	3,528	5,834
Cash, cash equivalents and restricted cash at end of period	$4,687	$4,909
Cash Paid During the Period For:
Interest	$311	$187
Income taxes, net	25	22
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	(91)	230
Securities available for sale transferred to securities held to maturity	1,924	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$4,617	$4,827
Restricted cash included in other assets	70	82
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$4,687	$4,909

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of all of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2018 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the allowance for credit losses (Note 3), goodwill impairment, fair value of financial instruments (Note 8), pension accounting (Note 11), income taxes, and transfer pricing.
During the first quarter of 2018, the Company refined its methodology for estimating the allowance for commercial loans collectively evaluated for impairment and the allowance for losses on unfunded credit commitments. Previously the Company derived the allowance for these loans by assigning a loss factor based on an internal risk rating that estimated the probability that a credit facility may ultimately default (i.e. probability of default). The refinement implemented during the quarter now utilizes a dual factor internal risk rating system that encompasses both the probability of default and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default).
Recently Issued Accounting Pronouncements

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. This guidance did not significantly affect the Company's financial position and results of operations. As a result of adopting this guidance, the Company's accounting policies have been updated as summarized below.

Revenues from Contracts with Customers

Revenues from contracts with customers include service charges on deposit accounts, trust and investment management fees, brokerage commissions and fees, card processing fees, net, investment banking and syndication fees, and fees from affiliates. The Company recognizes revenue from contracts with customers according to a five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company’s contracts with customers generally contain a single performance obligation or separately identified performance obligations, each with a stated transaction price and generally do not involve a significant timing difference between satisfaction of the performance obligation and customer payment. Revenues are recognized over time or at a point in time as the performance obligations are satisfied. Certain revenues, primarily included within brokerage commissions and fees, are variable. However, recognition of these variable revenues does not involve significant estimates or constraints.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

Effective January 1, 2018, the Company adopted ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU amends ASU 2014-09, Revenue from Contracts with Customers, with respect to assessing whether an entity is a principal (and thus presents revenue gross) or an agent (and thus presents revenue net). The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarify: (1) that an entity must first identify the specified good or service being provided to the customer; (2) that the unit of account for the principal versus agent assessment is each specified good or service promised in a contract; (3) indicators and examples to help an entity evaluate whether it is the principal; and (4) how to assess whether an entity controls services performed by another party. As a result of adopting ASU 2016-08, beginning January 1, 2018 certain expenses that were previously presented as a reduction of related fees from affiliates and investment banking and syndication fees are presented in noninterest expense.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Effective January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amended the income statement presentation of the components of net periodic benefit cost for sponsored defined benefit pension and other postretirement plans. As a result of adopting ASU 2017-07, the salaries and benefits expense and other expense categories in noninterest expense have been adjusted to reflect adoption of this guidance as follows:

	For the Three Months Ended
	March 31, 2017
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance
Salaries and employee benefits	$615	$30	$645
Other	120	(30)	90

Note 2—Securities

Securities Available for Sale

At March 31, 2018 and December 31, 2017, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	March 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,617	$—	$183	$3,434
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	7,711	2	192	7,521
Privately issued	797	1	17	781
Privately issued - commercial mortgage-backed securities	949	1	21	929
Collateralized loan obligations	1,641	6	—	1,647
Other	80	1	—	81
Asset Liability Management securities	14,795	11	413	14,393
Other debt securities:
Direct bank purchase bonds	1,419	30	38	1,411
Other	74	—	—	74
Total securities available for sale	$16,288	$41	$451	$15,878

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,370	$—	$118	$3,252
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,338	2	132	9,208
Privately issued	695	3	4	694
Privately issued - commercial mortgage-backed securities	823	4	5	822
Collateralized loan obligations	1,895	10	—	1,905
Other	5	—	—	5
Asset Liability Management securities	16,126	19	259	15,886
Other debt securities:
Direct bank purchase bonds	1,495	38	30	1,503
Other	163	1	—	164
Equity securities	10	—	—	10
Total securities available for sale	$17,794	$58	$289	$17,563

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2018 and December 31, 2017 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$1,297	$37	$2,088	$146	$3,385	$183
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	2,999	59	3,587	133	6,586	192
Privately issued	554	10	157	7	711	17
Privately issued - commercial mortgage-backed securities	781	17	83	4	864	21
Collateralized loan obligations	229	—	—	—	229	—
Asset Liability Management securities	5,860	123	5,915	290	11,775	413
Other debt securities:
Direct bank purchase bonds	320	11	457	27	777	38
Other	22	—	—	—	22	—
Total securities available for sale	$6,202	$134	$6,372	$317	$12,574	$451

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$1,074	$14	$2,128	$104	$3,202	$118
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	3,606	22	4,651	110	8,257	132
Privately issued	275	1	164	3	439	4
Privately issued - commercial mortgage-backed securities	447	3	80	2	527	5
Collateralized loan obligations	12	—	—	—	12	—
Asset Liability Management securities	5,414	40	7,023	219	12,437	259
Other debt securities:
Direct bank purchase bonds	58	4	563	26	621	30
Other	79	—	—	—	79	—
Equity securities	10	—	—	—	10	—
Total securities available for sale	$5,561	$44	$7,586	$245	$13,147	$289

At March 31, 2018, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government agency or a government-sponsored agency such as Fannie Mae, Freddie Mac or Ginnie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2018, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities

Note 2—Securities (Continued)

resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2018, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2018
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$96	$3,338	$—	$3,434
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	19	1,490	6,012	7,521
Privately issued	—	1	—	780	781
Privately issued - commercial mortgage-backed securities	—	—	38	891	929
Collateralized loan obligations	—	12	475	1,160	1,647
Other	1	80	—	—	81
Asset Liability Management securities	1	208	5,341	8,843	14,393
Other debt securities:
Direct bank purchase bonds	54	471	641	245	1,411
Other	8	45	—	21	74
Total debt securities available for sale	$63	$724	$5,982	$9,109	$15,878

The gross realized gains and losses from sales of available for sale securities for the three months ended March 31, 2018 and 2017 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2018	2017
Gross realized gains	$—	$2

Note 2—Securities (Continued)

Securities Held to Maturity
At March 31, 2018 and December 31, 2017, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	March 31, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$526	$—	$—	$526	$3	$3	$526
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	9,501	2	112	9,391	15	233	9,173
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,556	—	50	1,506	18	15	1,509
Total securities held to maturity	$11,583	$2	$162	$11,423	$36	$251	$11,208

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$525	$—	$—	$525	$3	$1	$527
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,870	2	31	7,841	15	130	7,726
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,571	—	52	1,519	36	9	1,546
Total securities held to maturity	$9,966	$2	$83	$9,885	$54	$140	$9,799

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2018 and December 31, 2017 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2018
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$493	$—	$3	$—	$—	$—	$493	$—	$3
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	4,290	33	73	4,664	79	160	8,954	112	233
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	48	—	—	1,461	50	15	1,509	50	15
Total securities held to maturity	$4,831	$33	$76	$6,125	$129	$175	$10,956	$162	$251

	December 31, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$494	$—	$1	$—	$—	$—	$494	$—	$1
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	2,649	—	31	4,000	31	99	6,649	31	130
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	19	—	—	1,496	52	9	1,515	52	9
Total securities held to maturity	$3,162	$—	$32	$5,496	$83	$108	$8,658	$83	$140

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

			March 31, 2018
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$102	$102	$424	$424	$—	$—	$—	$—	$526	$526
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	765	747	8,626	8,426	9,391	9,173
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	—	—	854	866	—	—	652	643	1,506	1,509
Total securities held to maturity	$102	$102	$1,278	$1,290	$765	$747	$9,278	$9,069	$11,423	$11,208

Securities Pledged and Received as Collateral
At March 31, 2018 and December 31, 2017, the Company pledged $13.2 billion and $12.3 billion of available for sale and trading securities as collateral, respectively, of which $1.2 billion and $1.2 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short term borrowings and to secure public and trust department deposits.
At March 31, 2018 and December 31, 2017, the Company received $30.9 billion and $31.8 billion, respectively, of collateral, of which $30.8 billion and $31.8 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $29.8 billion and $30.4 billion at March 31, 2018 and December 31, 2017, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2017 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at March 31, 2018 and December 31, 2017:

(Dollars in millions)	March 31, 2018	December 31, 2017
Loans held for investment:
Commercial and industrial	$23,403	$23,281
Commercial mortgage	14,496	14,320
Construction	1,835	1,775
Lease financing	1,494	1,533
Total commercial portfolio	41,228	40,909
Residential mortgage	36,660	35,643
Home equity and other consumer loans	3,512	3,462
Total consumer portfolio	40,172	39,105
Total loans held for investment(1)	81,400	80,014
Allowance for loan losses	(460)	(476)
Loans held for investment, net	$80,940	$79,538

(1)	Includes $311 million and $301 million at March 31, 2018 and December 31, 2017, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Three Months Ended March 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	14	6	(25)	(5)
Loans charged-off	(6)	(10)	—	(16)
Recoveries of loans previously charged-off	3	2	—	5
Allowance for loan losses, end of period	$371	$84	$5	$460

	For the Three Months Ended March 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(26)	12	—	(14)
Other	1	—	—	1
Loans charged-off	(55)	(11)	—	(66)
Recoveries of loans previously charged-off	9	1	—	10
Allowance for loan losses, end of period	$485	$85	$—	$570

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$50	$14	$—	$64
Collectively evaluated for impairment	321	70	5	396
Total allowance for loan losses	$371	$84	$5	$460

Loans held for investment:
Individually evaluated for impairment	$416	$307	$—	$723
Collectively evaluated for impairment	40,812	39,865	—	80,677
Total loans held for investment	$41,228	$40,172	$—	$81,400

	December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$58	$15	$—	$73
Collectively evaluated for impairment	302	71	30	403
Total allowance for loan losses	$360	$86	$30	$476

Loans held for investment:
Individually evaluated for impairment	$544	$321	$—	$865
Collectively evaluated for impairment	40,365	38,784	—	79,149
Total loans held for investment	$40,909	$39,105	$—	$80,014

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2018 and December 31, 2017:

(Dollars in millions)	March 31, 2018	December 31, 2017
Commercial and industrial	$211	$319
Commercial mortgage	15	20
Total commercial portfolio	226	339
Residential mortgage	102	104
Home equity and other consumer loans	22	22
Total consumer portfolio	124	126
Total nonaccrual loans	$350	$465
Troubled debt restructured loans that continue to accrue interest	$323	$348
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$182	$229

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show an aging of the balance of loans held for investment, by class as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,698	$127	$72	$199	$24,897
Commercial mortgage	14,475	18	3	21	14,496
Construction	1,828	7	—	7	1,835
Total commercial portfolio	41,001	152	75	227	41,228
Residential mortgage	36,493	136	31	167	36,660
Home equity and other consumer loans	3,481	21	10	31	3,512
Total consumer portfolio	39,974	157	41	198	40,172
Total loans held for investment	$80,975	$309	$116	$425	$81,400

	December 31, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,734	$17	$63	$80	$24,814
Commercial mortgage	14,298	16	6	22	14,320
Construction	1,775	—	—	—	1,775
Total commercial portfolio	40,807	33	69	102	40,909
Residential mortgage	35,453	151	39	190	35,643
Home equity and other consumer loans	3,427	23	12	35	3,462
Total consumer portfolio	38,880	174	51	225	39,105
Total loans held for investment	$79,687	$207	$120	$327	$80,014

Loans 90 days or more past due and still accruing totaled $9 million at March 31, 2018 and $12 million at December 31, 2017.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	March 31, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,674	$633	$590	$24,897
Commercial mortgage	14,270	81	145	14,496
Construction	1,707	—	128	1,835
Total commercial portfolio	$39,651	$714	$863	$41,228

	December 31, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,632	$435	$747	$24,814
Commercial mortgage	14,081	80	159	14,320
Construction	1,632	15	128	1,775
Total commercial portfolio	$39,345	$530	$1,034	$40,909

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $7 million and $8 million of loans covered by FDIC loss share agreements, at March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$36,553	$102	$36,655
Home equity and other consumer loans	3,488	22	3,510
Total consumer portfolio	$40,041	$124	$40,165

	December 31, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$35,534	$104	$35,638
Home equity and other consumer loans	3,437	22	3,459
Total consumer portfolio	$38,971	$126	$39,097

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at March 31, 2018 and December 31, 2017. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

Note 3—Loans and Allowance for Loan Losses (Continued)

	March 31, 2018
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$29,662	$6,207	$415	$36,284
Home equity and other consumer loans	2,447	947	58	3,452
Total consumer portfolio	$32,109	$7,154	$473	$39,736
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2017
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$28,786	$6,082	$411	$35,279
Home equity and other consumer loans	2,404	918	84	3,406
Total consumer portfolio	$31,190	$7,000	$495	$38,685
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	March 31, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$35,417	$831	$28	$8	$36,284
Home equity loans	1,985	245	20	26	2,276
Total consumer portfolio	$37,402	$1,076	$48	$34	$38,560
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$34,472	$771	$4	$32	$35,279
Home equity loans	2,052	248	24	33	2,357
Total consumer portfolio	$36,524	$1,019	$28	$65	$37,636
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of March 31, 2018 and December 31, 2017. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $25 million and $66 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2018 and December 31, 2017, respectively.

(Dollars in millions)	March 31, 2018	December 31, 2017
Commercial and industrial	$143	$202
Commercial mortgage	4	7
Construction	128	128
Total commercial portfolio	275	337
Residential mortgage	207	215
Home equity and other consumer loans	23	25
Total consumer portfolio	230	240
Total restructured loans	$505	$577

For the first quarter of 2018, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions and maturity extensions. Charge-offs related to TDR modifications for the three months ended March 31, 2018 and March 31, 2017 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31, 2018
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$14	$14
Total commercial portfolio	14	14
Residential mortgage	1	1
Total consumer portfolio	1	1
Total	$15	$15

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended March 31, 2017
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$78	$78
Commercial mortgage	1	1
Construction	61	61
Total commercial portfolio	140	140
Residential mortgage	4	4
Total consumer portfolio	4	4
Total	$144	$144

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2017, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due. There were no such defaults during the three months ended March 31, 2018.

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
The following tables show information about impaired loans by class as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$218	$35	$253	$50	$261	$71
Commercial mortgage	31	4	35	—	31	4
Construction	—	128	128	—	—	128
Total commercial portfolio	249	167	416	50	292	203
Residential mortgage	219	49	268	14	234	58
Home equity and other consumer loans	24	15	39	—	26	24
Total consumer portfolio	243	64	307	14	260	82
Total	$492	$231	$723	$64	$552	$285

	December 31, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$287	$93	$380	$57	$348	$102
Commercial mortgage	33	3	36	1	33	3
Construction	—	128	128	—	—	128
Total commercial portfolio	320	224	544	58	381	233
Residential mortgage	218	59	277	15	234	69
Home equity and other consumer loans	29	15	44	—	30	24
Total consumer portfolio	247	74	321	15	264	93
Total	$567	$298	$865	$73	$645	$326

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three months ended March 31, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$293	$2	$491	$4
Commercial mortgage	37	10	18	—
Construction	128	2	10	—
Total commercial portfolio	458	14	519	4
Residential mortgage	272	4	237	2
Home equity and other consumer loans	41	1	29	—
Total consumer portfolio	313	5	266	2
Total	$771	$19	$785	$6

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during the three months ended March 31, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended March 31,
	2018		2017
(Dollars in millions)	Transfers of loans from held for investment to held for sale, net	Proceeds from sale	Transfers of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$(91)	$240	$234	$347
Consumer portfolio	—	—	(4)	—
Total	$(91)	$240	$230	$347

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$68	$68	$1	$1
Leasing investments	1	582	155	738	24	24
Total consolidated VIEs	$1	$582	$223	$806	$25	$25

	December 31, 2017
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$68	$68	$—	$—
Leasing investments	1	583	158	742	24	24
Total consolidated VIEs	$1	$583	$226	$810	$24	$24

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at March 31, 2018 and December 31, 2017. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the three months ended March 31, 2018 and March 31, 2017, the Company had noncash increases in unfunded commitments on LIHC investments of $23 million and $19 million, respectively, included within other liabilities.

	March 31, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$231	$1,017	$1,276	$247	$247	$1,276
Leasing investments	1	—	23	1,548	1,572	53	53	1,593
Other investments	—	—	20	26	46	—	—	86
Total unconsolidated VIEs	$1	$28	$274	$2,591	$2,894	$300	$300	$2,955

		December 31, 2017
		Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$29	$228	$1,028	$1,285	$254	$254	$1,284
Leasing investments	1	—	24	1,745	1,770	53	53	1,792
Other investments	—	—	24	26	50	—	—	132
Total unconsolidated VIEs	$1	$29	$276	$2,799	$3,105	$307	$307	$3,208

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$2
Amortization of LIHC investments included in income tax expense	34	33
Tax credits and other tax benefits from LIHC investments included in income tax expense	44	45

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

The following tables present the offsetting of financial assets and liabilities as of March 31, 2018 and December 31, 2017:

	March 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$952	$284	$668	$14	$—	$654
Securities borrowed or purchased under resale agreements	31,926	12,024	19,902	19,837	—	65
Total	$32,878	$12,308	$20,570	$19,851	$—	$719
Financial Liabilities:
Derivative liabilities	$950	$420	$530	$107	$—	$423
Securities loaned or sold under repurchase agreements	38,415	12,024	26,391	25,635	—	756
Total	$39,365	$12,444	$26,921	$25,742	$—	$1,179

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,322	$607	$715	$25	$—	$690
Securities borrowed or purchased under resale agreements	31,845	10,951	20,894	20,816	—	78
Total	$33,167	$11,558	$21,609	$20,841	$—	$768
Financial Liabilities:
Derivative liabilities	$1,127	$620	$507	$142	$—	$365
Securities loaned or sold under repurchase agreements	37,388	10,951	26,437	25,639	—	798
Total	$38,515	$11,571	$26,944	$25,781	$—	$1,163

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$10,400	$1,388	$1,218	$366	$13,372
U.S. agency securities	40	—	45	—	85
Other sovereign government obligations	2	—	4	—	6
Money market securities	6	—	114	—	120
Asset-backed securities	1	17	195	—	213
Mortgage-backed securities	7,331	4,950	7,149	600	20,030
Corporate bonds	851	471	1,020	—	2,342
Municipal securities	278	75	314	—	667
Equities	435	32	250	—	717
Total	$19,344	$6,933	$10,309	$966	$37,552
Securities loaned:
Corporate bonds	$—	$230	$—	$—	$230
Mortgage-backed securities	5	—	—	—	5
Equities	316	219	93	—	628
Total	$321	$449	$93	$—	$863

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2017
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$8,244	$2,370	$1,046	$1,158	$12,818
U.S. agency securities	115	38	63	—	216
Other sovereign government obligations	—	—	4	—	4
Money market securities	1	—	6	—	7
Asset-backed securities	32	—	164	—	196
Mortgage-backed securities	8,322	4,972	5,859	250	19,403
Corporate bonds	580	620	1,125	—	2,325
Municipal securities	283	—	276	—	559
Equities	416	376	189	—	981
Total	$17,993	$8,376	$8,732	$1,408	$36,509
Securities loaned:
Corporate bonds	$—	$322	$—	$—	$322
Equities	446	10	101	—	557
Total	$446	$332	$101	$—	$879

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

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	March 31, 2018	December 31, 2017
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 1.61% and 1.26% at March 31, 2018 and December 31, 2017, respectively	$290	$347
Federal Home Loan Bank advances, with a weighted average interest rate of 1.72% and 1.42% at March 31, 2018 and December 31, 2017, respectively	7,650	5,750
Total debt issued by MUB	7,940	6,097
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 2.36% and 1.88% at March 31, 2018 and December 31, 2017, respectively	153	168
Short-term debt due to affiliates, with weighted average interest rates of (-0.07)% and (-0.09)% at March 31, 2018 and December 31, 2017, respectively	991	801
Total debt issued by other MUAH subsidiaries	1,144	969
Total commercial paper and other short-term borrowings	$9,084	$7,066

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD equivalent 1.5 billion). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At March 31, 2018, MUSA had JPY 105 billion ($991 million USD equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	March 31, 2018	December 31, 2017
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bear interest at 0.57% above 3-month LIBOR, had a rate of 1.97% at December 31, 2017	$—	$250
Fixed rate 1.625% notes due February 2018	—	450
Fixed rate 2.25% notes due February 2020	998	998
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 3.00% notes due February 2025	496	496
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 2.58% at March 31, 2018 and 2.45% at December 31, 2017	545	545
Floating rate debt due September 2020. This note, which bears interest at 0.85% above 3-month LIBOR, had a rate of 2.57% at March 31, 2018 and 2.54% at December 31, 2017	3,500	3,500
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at March 31, 2018 and 0.76% at December 31, 2017	25	24
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 3.10% at March 31, 2018 and 3.07% at December 31, 2017	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 3.82% at March 31, 2018 and 3.29% at December 31, 2017	36	36
Total debt issued by MUAH	6,298	6,997

Debt issued by MUB
Senior debt:
Fixed rate 2.63% notes due September 2018	1,000	1,000
Fixed rate FHLB of San Francisco advances due between May 2018 and February 2020. These notes bear a combined weighted-average rate of 1.85% at March 31, 2018 and 1.51% at December 31, 2017	4,250	1,500
Fixed rate 2.25% notes due May 2019	495	497
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due June 2023. This note, which bears interest at 1.20% above 3-month LIBOR, had a rate of 3.49% at March 31, 2018 and 2.89% at December 31, 2017	750	750
Other	46	63
Total debt issued by MUB	6,541	3,810

Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between July 2019 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 2.38% at March 31, 2018 and 1.78% at December 31, 2017	290	291
Various fixed rate borrowings due between February 2019 and December 2024 with a weighted-average interest rate of 2.13% (between 1.5% and 2.65%) at March 31, 2018 and 2.12% (between 1.37% and 2.65%) at December 31, 2017	316	339
Subordinated debt due to Affiliate:
Various floating rate borrowings due between September 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 3.93% (between 3.83% and 3.98%) at March 31, 2018 and 2.95% (between 2.88% and 3.04%) at December 31, 2017	110	185

Note 7—Long Term Debt (Continued)

Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due between June 2018 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 3.39% (between 2.11% and 3.85%) at March 31, 2018 and 3.07% (between 1.49% and 5.58%) at December 31, 2017	81	79
Fixed rate non-recourse borrowings due between June 2018 and July 2023 which had an interest rate of 3.24% at March 31, 2018 and 3.27% at December 31, 2017	229	240
Non-recourse debt:
Various floating rate non-recourse borrowings due between December 2018 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 3.30% (between 3.01% and 3.85%) at March 31, 2018 and 2.88% (between 2.50% and 3.54%) at December 31, 2017	185	185
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at March 31, 2018 and December 31, 2017	35	36
Total debt issued by other MUAH subsidiaries	1,246	1,355
Total long-term debt	$14,085	$12,162

MUAH Senior Debt due to MUFG Bank, Ltd.

During the first quarter of 2017, MUAH borrowed $3.5 billion from MUFG Bank, Ltd. in the form of a senior loan. MUAH may prepay the loan prior to the stated maturity date in whole or in part and in an amount of not less than $500,000. MUFG Bank, Ltd. may accelerate the payment of the loan, in the case of certain events of default. The proceeds of the MUFG Bank, Ltd. loan have funded loans to MUAH’s subsidiaries. Simultaneously with the funding of the MUFG Bank, Ltd. loan on March 31, 2017, MUB prepaid three loans from MUFG Bank, Ltd. totaling $3.5 billion.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For further information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability and reliability of the information used to determine fair value. For further information related to the fair value hierarchy, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.
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

Independent price verification is performed periodically by the Company to test the market data and valuations of substantially all instruments measured at fair value on a recurring basis. As part of its independent price verification procedures, the Company compares pricing sources, tests data variances within certain thresholds and performs variance analysis, utilizing third party valuations and both internal and external models. Results are formally reported on a quarterly basis to the valuation committee. For further information related to valuation processes, see Note 11 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, by major category and by valuation hierarchy level:

	March 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$2,594	$—	$—	$2,594
U.S. government-sponsored agency securities	—	98	—	—	98
State and municipal securities	—	66	—	—	66
Commercial paper	—	123	—	—	123
Other sovereign government obligations	—	11	—	—	11
Corporate bonds	—	1,187	—	—	1,187
Asset-backed securities	—	207	—	—	207
Mortgage-backed securities	—	7,436	—	—	7,436
Equities	182	—	—	—	182
Interest rate derivative contracts	9	511	1	(137)	384
Commodity derivative contracts	—	44	—	(41)	3
Foreign exchange derivative contracts	1	312	1	(48)	266
Equity derivative contracts	5	—	53	(50)	8
Total trading account assets	197	12,589	55	(276)	12,565
Securities available for sale(3):
Asset Liability Management securities:
U.S. Treasury	—	3,434	—	—	3,434
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,521	—	—	7,521
Privately issued	—	781	—	—	781
Privately issued - commercial mortgage-backed securities	—	929	—	—	929
Collateralized loan obligations	—	1,647	—	—	1,647
Other	—	6	75	—	81
Other debt securities:
Direct bank purchase bonds	—	—	1,411	—	1,411
Other	—	54	20	—	74
Total securities available for sale	—	14,372	1,506	—	15,878
Other assets:
Mortgage servicing rights(2)	—	—	105	—	105
Interest rate hedging contracts(3)	—	4	—	—	4
Other derivative contracts(2)	—	10	1	(8)	3
Equity securities(2)	10	—	—	—	10
Total other assets	10	14	106	(8)	122
Total assets	$207	$26,975	$1,667	$(284)	$28,565
Percentage of total	1%	95%	5%	(1)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,899	$—	$—	$2,899
Other sovereign government obligations	—	3	—	—	3
Corporate bonds	—	388	—	—	388
Equities	60	—	—	—	60
Trading derivatives:
Interest rate derivative contracts	25	629	—	(270)	384
Commodity derivative contracts	—	30	—	(18)	12
Foreign exchange derivative contracts	—	202	1	(130)	73
Equity derivative contracts	2	—	53	—	55
Total trading account liabilities	87	4,151	54	(418)	3,874
Other liabilities:
FDIC clawback liability(2)	—	—	114	—	114
Other derivative contracts(2)	—	3	5	(2)	6
Total other liabilities	—	3	119	(2)	120
Total liabilities	$87	$4,154	$173	$(420)	$3,994
Percentage of total	2%	105%	4%	(11)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income.

(3)	Fair value through other comprehensive income.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$1,926	$—	$—	$1,926
U.S. government-sponsored agency securities	—	118	—	—	118
State and municipal securities	—	11	—	—	11
Commercial paper	—	7	—	—	7
Other sovereign government obligations	—	8	—	—	8
Corporate bonds	—	1,054	—	—	1,054
Asset-backed securities	—	199	—	—	199
Mortgage-backed securities	—	6,339	—	—	6,339
Equities	193	—	—	—	193
Interest rate derivative contracts	7	870	1	(353)	525
Commodity derivative contracts	—	50	—	(49)	1
Foreign exchange derivative contracts	—	249	1	(68)	182
Equity derivative contracts	2	—	137	(135)	4
Total trading account assets	202	10,831	139	(605)	10,567
Securities available for sale(3):
Asset Liability Management securities:
U.S. Treasury	—	3,252	—	—	3,252
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	9,208	—	—	9,208
Privately issued	—	694	—	—	694
Privately issued - commercial mortgage-backed securities	—	822	—	—	822
Collateralized loan obligations	—	1,905	—	—	1,905
Other	—	5	—	—	5
Other debt securities:
Direct bank purchase bonds	—	—	1,503	—	1,503
Other	—	68	96	—	164
Equity securities	10	—	—	—	10
Total securities available for sale	10	15,954	1,599	—	17,563
Other assets:
Mortgage servicing rights(2)	—	—	64	—	64
Interest rate hedging contracts(3)	—	2	—	—	2
Other derivative contracts(2)	—	2	1	(2)	1
Total other assets	—	4	65	(2)	67
Total assets	$212	$26,789	$1,803	$(607)	$28,197
Percentage of total	1%	95%	6%	(2)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,709	$—	$—	$2,709
Other sovereign government obligations	—	7	—	—	7
Corporate bonds	—	348	—	—	348
Equities	35	—	—	—	35
Trading derivatives:
Interest rate derivative contracts	3	643	—	(382)	264
Commodity derivative contracts	—	33	—	(20)	13
Foreign exchange derivative contracts	1	144	1	(66)	80
Equity derivative contracts	7	—	137	—	144
Total trading account liabilities	46	3,884	138	(468)	3,600
Other liabilities:
FDIC clawback liability(2)	—	—	113	—	113
Interest rate hedging contracts(3)	—	149	—	(149)	—
Other derivative contracts(2)	—	3	6	(3)	6
Total other liabilities	—	152	119	(152)	119
Total liabilities	$46	$4,036	$257	$(620)	$3,719
Percentage of total	1%	109%	7%	(17)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income.

(3)	Fair value through other comprehensive income.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017. Level 3 available for sale securities at March 31, 2018 and 2017 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	March 31, 2018					March 31, 2017
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$139	$1,600	$65	$(138)	$(119)	$168	$1,638	$24	$(166)	$(121)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(10)	—	7	10	—	30	—	—	(28)	2
Included in other comprehensive income	—	(16)	—	—	—	—	3	—	—	—
Purchases/additions	—	72	34	—	—	—	1	11	—	—
Sales	—	—	—	—	—	—	—	—	—	—
Settlements	(74)	(150)	—	74	—	(26)	(73)	—	26	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$55	$1,506	$106	$(54)	$(119)	$172	$1,569	$35	$(168)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(10)	$—	$7	$10	$—	$30	$—	$—	$(28)	$2

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2018:

	March 31, 2018
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,411	Return on equity	Market-required return on capital	8.0 - 10.0%	9.5%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	25.0%

The direct bank purchase bonds generally use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value in certain situations, such as impairment, and these measurements are referred to as nonrecurring. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 and 2017 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2018				Gain (Loss) For the Three Months Ended March 31, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Amortized cost:
Impaired loans	$69	$—	$—	$69	$(1)
Software	—	—	—	—	(2)
Equity method:
Private equity investments	12	—	—	12	(2)
Total	$81	$—	$—	$81	$(5)

	March 31, 2017				Gain (Loss) For the Three Months Ended March 31, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Amortized cost:
Impaired loans	$139	$—	$—	$139	$(16)
Software	—	—	—	—	(3)
Lower of cost or market:
Loans held for sale	15	—	—	15	(2)
Equity method:
Renewable energy investment	9	—	—	9	2
Total	$163	$—	$—	$163	$(19)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level as of March 31, 2018 and as of December 31, 2017.

	March 31, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,617	$4,617	$4,617	$—	$—
Securities borrowed or purchased under resale agreements	19,902	19,902	—	19,902	—
Securities held to maturity	11,423	11,208	—	11,208	—
Loans held for investment(1)	79,471	79,320	—	—	79,320
Liabilities
Time deposits	$5,387	$5,408	$—	$5,408	$—
Commercial paper and other short-term borrowings	9,084	9,084	—	9,084	—
Securities loaned or sold under repurchase agreements	26,391	26,391	—	26,391	—
Long-term debt	14,085	14,067	—	14,067	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$162	$175	$—	$—	$175

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,392	$3,392	$3,392	$—	$—
Securities borrowed or purchased under resale agreements	20,894	20,894	—	20,894	—
Securities held to maturity	9,885	9,799	—	9,799	—
Loans held for investment(1)	78,023	79,051	—	—	79,051
Other assets		—	—
Liabilities
Deposits	$84,787	$84,743	$—	$84,743	$—
Commercial paper and other short-term borrowings	7,066	7,066	—	7,066	—
Securities loaned or sold under repurchase agreements	26,437	26,437	—	26,437	—
Long-term debt	12,162	12,162	—	12,162	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$174	$174	$—	$—	$174

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of March 31, 2018 and December 31, 2017, respectively. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$2,983	$4	$—	$6,998	$2	$149
Fair value hedges
Interest rate contracts	500	—	—	500	—	—
Not designated as hedging instruments:
Trading
Interest rate contracts	118,198	521	654	132,214	878	646
Commodity contracts	710	44	30	1,244	50	33
Foreign exchange contracts	8,488	314	203	7,053	250	146
Equity contracts	912	58	55	1,496	139	144
Other contracts	88	—	—	4	—	—
Total Trading	128,396	937	942	142,011	1,317	969
Other risk management	1,389	11	8	1,345	3	9
Total derivative instruments	$133,268	$952	$950	$150,854	$1,322	$1,127

We recognized net gains of $51 million and $4 million on other risk management derivatives for the three months ended March 31, 2018 and 2017, respectively, which are included in other noninterest income.

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
The Company used interest rate swaps with a notional amount of $2.8 billion at March 31, 2018 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans. To the extent effective, payments received or paid under the swap contract offset fluctuations in interest income on loans caused by changes in the relevant LIBOR index. The Company used interest rate swaps with a notional amount of $183 million at March 31, 2018 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At March 31, 2018, the weighted average remaining life of the active cash flow hedges was 4.1 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At March 31, 2018, the Company expects to reclassify approximately $55 million of losses from AOCI as a reduction to net interest income during the twelve months ending March 31, 2019. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2018.
The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivatives designated as cash flow hedges for the three months ended March 31, 2018 and 2017.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			(Gain) Loss Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2018	2017	Location	2018	2017	Location	2018	2017
Derivatives in cash flow hedging relationships
			Interest income	$—	$29
Interest rate contracts	$(79)	$(19)	Interest expense	—	—	Noninterest expense	$—	$2
Total	$(79)	$(19)		$—	$29		$—	$2

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the gains (losses) on the Company's fair value hedges and hedged item for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31, 2018
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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three months ended March 31, 2018 and 2017.

	Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended
(Dollars in millions)	March 31, 2018	March 31, 2017
Trading derivatives:
Interest rate contracts	$113	$(22)
Equity contracts	17	—
Foreign exchange contracts	9	10
Total	$139	$(12)

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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended March 31, 2018 and 2017.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(79)	$21	$(58)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	—	—	—
Net change	(79)	21	(58)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(262)	69	(193)
Amortization of net unrealized (gains) losses on held to maturity securities	4	(1)	3
Net change	(258)	68	(190)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit(1)	(10)	2	(8)
Recognized net actuarial (gain) loss(1)	24	(6)	18
Net change	14	(4)	10
Other	(1)	—	(1)
Net change in AOCI	$(327)	$86	$(241)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(19)	$7	$(12)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(29)	11	(18)
Net change	(48)	18	(30)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	56	(23)	33
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(2)	1	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	5	(2)	3
Net change	59	(24)	35
Foreign currency translation adjustment	1	—	1
Pension and other benefits:
Amortization of prior service credit(1)	(12)	5	(7)
Recognized net actuarial (gain) loss(1)	23	(9)	14
Net change	11	(4)	7
Net change in AOCI	$23	$(10)	$13

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

For the Three Months Ended March 31, 2017 and 2018:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$—	$(896)
Other comprehensive income (loss) before reclassifications	(12)	36	1	—	—	25
Amounts reclassified from AOCI	(18)	(1)	—	7	—	(12)
Balance, March 31, 2017	$(107)	$(173)	$(21)	$(582)	$—	$(883)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(58)	(193)	(2)	—	(1)	(254)
Amounts reclassified from AOCI	—	3	—	10	—	13
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, March 31, 2018	$(232)	$(423)	$—	$(590)	$(1)	$(1,246)

(1)	Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd.

Note 11—Employee Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2018 and 2017. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$19	$19	$1	$2	$—	$—
Interest cost	25	25	2	2	1	1
Expected return on plan assets	(67)	(64)	(5)	(5)	—	—
Amortization of prior service credit	(6)	(7)	(4)	(5)	—	—
Recognized net actuarial loss	22	19	1	3	1	1
Total net periodic benefit (income) cost	$(7)	$(8)	$(5)	$(3)	$2	$2

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	March 31, 2018
Commitments to extend credit	$31,294
Issued standby and commercial letters of credit	5,217
Commitments to enter into forward-starting resale agreements	1,504
Other commitments	624
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. As of March 31, 2018, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2018, the current exposure to loss under these contracts totaled $2 million, and the maximum potential exposure to loss in the future was estimated at $27 million.
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

Note 13—Business Segments
During the second quarter of 2017, the composition of the Company's segments was revised to reflect the realignment of its business model in the Americas, which includes MUAH. The realignment consolidated the customer base of the Investment Banking and Markets segment, including its products and services, into the activities performed within various other segments. The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking, and MUFG Securities Americas. Prior period results have been revised to conform to the current period presentation.
Regional Bank
The Regional Bank provides banking products and services to individuals, businesses, and trust customers through five lines of business.
    Consumer Banking serves consumers and small businesses through 346 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

Commercial Banking provides commercial and asset-based loans to clients across a wide range of industries with annual revenues up to $1 billion. Through partnerships with other areas of the Bank, Commercial Banking clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange, interest rate risk and commodity risk management products and services.

Real Estate Industries serves professional real estate investors and developers with products such as construction loans, commercial mortgages, bridge financing and unsecured financing. Property types supported include apartment, office, retail, industrial and single-family residential on the West Coast and in select metropolitan areas across the country. Real Estate Industries also makes tax credit investments in affordable housing projects through its Community Development Finance unit. Through partnerships with other areas of the bank, Real Estate Industries clients also have access to non-credit products and services including global treasury management, capital markets solutions, foreign exchange, interest rate risk and commodity risk management products and services.

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
Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with MUFG Bank, Ltd. U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.
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

As of and for the Three Months Ended March 31, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View(1)
Net interest income (expense)	$523	$103	$150	$54	$(5)	$825
Noninterest income (expense)	117	(106)	38	88	245	382
Total revenue	640	(3)	188	142	240	1,207
Noninterest expense	502	99	119	116	248	1,084
(Reversal of) provision for credit losses	8	(15)	(1)	—	6	(2)
Income (loss) before income taxes and including noncontrolling interests	130	(87)	70	26	(14)	125
Income tax expense (benefit)	23	(53)	18	7	(37)	(42)
Net income (loss) including noncontrolling interests	107	(34)	52	19	23	167
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	(1)	(1)
Net income (loss) attributable to MUAH	$107	$(34)	$52	$19	$22	$166

Total assets, end of period	$69,119	$20,977	$1,584	$32,661	$32,969	$157,310

(1)	The transferred IHC entities are not measured using a "market view" perspective.

As of and for the Three Months Ended March 31, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations - Market View(1)
Net interest income (expense)	$498	$115	$136	$59	$(13)	$795
Noninterest income (expense)	112	97	39	84	156	488
Total revenue	610	212	175	143	143	1,283
Noninterest expense	496	101	120	105	184	1,006
(Reversal of) provision for credit losses	2	(10)	—	—	(22)	(30)
Income (loss) before income taxes and including noncontrolling interests	112	121	55	38	(19)	307
Income tax expense (benefit)	25	17	22	15	4	83
Net income (loss) including noncontrolling interests	87	104	33	23	(23)	224
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	5	5
Net income (loss) attributable to MUAH	$87	$104	$33	$23	$(18)	$229

Total assets, end of period	$63,987	$23,292	$2,122	$30,472	$29,805	$149,678

(1)	The transferred IHC entities are not measured using a "market view" perspective.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. of our 2017 Form 10-K, which is incorporated by reference herein.

Item 6.   Exhibits
EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: May 9, 2018	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2018	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: May 9, 2018	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)