Form 10-Q
period 2018-06-30
MUFG Americas Holdings Corp
filed 2018-08-08
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at July 31, 2018: 147,589,713
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting standards update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	The Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government-sponsored enterprise
GSIB	Global systemically important banks
IHC	Intermediate Holding Company
LIHC	Low income housing credit
LTV	Loan-to-value
MBS	Mortgage-backed securities
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCI	Other comprehensive income
OREO	Other real estate owned
RMBS	Residential mortgage-backed securities
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary leverage ratio
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VaR	Value-at-risk
VIE	Variable interest entity

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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the financial crisis, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, the EGRRCPA, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation (and our expectation that we will replace a portion of our externally-placed debt with debt issued to our parent to comply with this regulation), and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2018	June 30, 2017	Percent Change	June 30, 2018	June 30, 2017	Percent Change
Results of operations:
Net interest income	$825	$794	4%	$1,650	$1,589	4%
Noninterest income	596	489	22	978	977	—
Total revenue	1,421	1,283	11	2,628	2,566	2
Noninterest expense	1,083	957	13	2,167	1,963	10
Pre-tax, pre-provision income(1)	338	326	4	461	603	(24)
(Reversal of) provision for credit losses	(19)	(22)	14	(21)	(52)	60
Income before income taxes and including noncontrolling interests	357	348	3	482	655	(26)
Income tax expense (benefit)	28	63	(56)	(14)	146	(110)
Net income including noncontrolling interests	329	285	15	496	509	(3)
Deduct: Net (income) loss from noncontrolling interests	15	10	50	14	15	(7)
Net income attributable to MUAH	$344	$295	17	$510	$524	(3)
Balance sheet (period average):
Total assets	$159,342	$149,655	6%	$158,396	$149,527	6%
Total securities	27,129	25,369	7	27,287	25,136	9
Securities borrowed or purchased under resale agreements	20,236	20,624	(2)	20,447	20,539	—
Total loans held for investment	82,017	78,500	4	81,339	78,244	4
Earning assets	146,015	136,755	7	144,870	136,623	6
Total deposits	84,372	85,772	(2)	83,992	85,961	(2)
Securities loaned or sold under repurchase agreements	26,890	25,689	5	27,009	25,796	5
MUAH stockholders' equity	18,309	17,600	4	18,221	17,462	4
Performance ratios:
Return on average assets(2)	0.86%	0.79%		0.64%	0.70%
Return on average MUAH stockholders' equity(2)	7.53	6.70		5.60	6.00
Return on average MUAH tangible common equity(2)(3)	9.46	8.41		7.09	7.55
Efficiency ratio(4)	76.18	74.61		82.45	76.50
Net interest margin(2)(5)	2.28	2.35		2.30	2.36
Net loans charged-off to average total loans held for investment(2)	0.01	0.19		0.03	0.24

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	June 30, 2018	December 31, 2017	Percent Change
Balance sheet (end of period):
Total assets	$160,373	$154,550	4%
Total securities	27,014	27,448	(2)
Securities borrowed or purchased under resale agreements	20,048	20,894	(4)
Total loans held for investment	82,236	80,014	3
Nonperforming assets	404	466	(13)
Total deposits	85,516	84,787	1
Securities loaned or sold under repurchase agreements	25,579	26,437	(3)
Long-term debt	14,192	12,162	17
MUAH stockholders' equity	18,462	18,255	1
Credit ratios:
Allowance for loan losses to total loans held for investment(6)	0.54%	0.59%
Allowance for loan losses to nonaccrual loans(6)	110.23	102.37
Allowance for credit losses to total loans held for investment(7)	0.69	0.75
Allowance for credit losses to nonaccrual loans(7)	139.84	128.75
Nonperforming assets to total loans held for investment and OREO	0.49	0.58
Nonperforming assets to total assets	0.25	0.30
Nonaccrual loans to total loans held for investment	0.49	0.58
Capital ratios:
Regulatory(8):
Common Equity Tier 1 risk-based capital ratio	16.24%	16.31%
Tier 1 risk-based capital ratio	16.24	16.31
Total risk-based capital ratio	17.15	17.76
Tier 1 leverage ratio	10.28	10.06
Other:
Tangible common equity ratio(9)	9.51%	9.73%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(10)	16.24	16.27

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2018 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $160.4 billion at June 30, 2018.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2018 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the second quarter of 2018, revenue was comprised of 58% net interest income and 42% noninterest income. A summary of our financial results is discussed below.
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

Performance Highlights
Net income attributable to MUAH was $344 million in the second quarter of 2018, up $49 million from the second quarter of 2017. The increase was primarily driven by higher net interest income, due to an increase in earning assets, and higher fees from affiliates, partially offset by higher salaries and benefits expense. Lower tax expense as a result of the TCJA also contributed to the increase in net income. Portfolio credit quality was stable during the second quarter of 2018.
Net income attributable to MUAH for the six months ended June 30, 2018 was $510 million, down $14 million from the six months ended June 30, 2017, primarily due to losses on certain renewable energy investments in the first quarter of 2018 as a result of the TCJA and an increase in salaries and benefits expense, partially offset by an income tax benefit due to the TCJA and an adjustment to certain prior period state income taxes in the first quarter of 2018.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 16.24%, 16.24% and 17.15%, respectively, at June 30, 2018. The Tier 1 leverage ratio was 10.28% at June 30, 2018.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and the net interest margin.

	For the Three Months Ended
	June 30, 2018			June 30, 2017

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$23,532	$242	4.12%	$25,220	$228	3.61%
Commercial mortgage	14,500	152	4.21	14,414	145	4.02
Construction	1,716	20	4.79	1,976	21	4.35
Lease financing	1,477	16	4.22	1,757	17	3.76
Residential mortgage	37,111	324	3.49	31,764	269	3.39
Home equity and other consumer loans	3,681	59	6.48	3,369	48	5.76
Total loans held for investment	82,017	813	3.97	78,500	728	3.71
Securities	27,129	164	2.42	25,369	135	2.13
Securities borrowed or purchased under resale agreements	20,236	157	3.11	20,624	83	1.60
Interest bearing deposits in banks	3,913	18	1.84	2,244	6	1.01
Federal funds sold	—	—	—	3	—	1.50
Trading account assets	12,386	107	3.44	9,584	82	3.42
Other earning assets	334	1	1.30	431	2	2.26
Total earning assets	146,015	1,260	3.46	136,755	1,036	3.03
Allowance for loan losses	(459)			(571)
Cash and due from banks	1,814			1,806
Premises and equipment, net	611			607
Other assets(4)	11,361			11,058
Total assets	$159,342			$149,655
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$36,385	$51	0.56%	$38,214	$36	0.37%
Savings	8,951	14	0.65	7,798	6	0.31
Time	5,907	21	1.44	5,601	16	1.15
Total interest bearing deposits	51,243	86	0.68	51,613	58	0.45
Commercial paper and other short-term borrowings	9,157	42	1.84	3,705	10	1.06
Securities loaned or sold under repurchase agreements	26,890	178	2.65	25,689	84	1.32
Long-term debt	14,532	94	2.57	10,961	60	2.20
Total borrowed funds	50,579	314	2.48	40,355	154	1.54
Trading account liabilities	3,739	29	3.16	2,924	20	2.63
Total interest bearing liabilities	105,561	429	1.63	94,892	232	0.98
Noninterest bearing deposits	33,129			34,159
Other liabilities(5)	2,244			2,869
Total liabilities	140,934			131,920
Equity
MUAH stockholders' equity	18,309			17,600
Noncontrolling interests	99			135
Total equity	18,408			17,735
Total liabilities and equity	$159,342			$149,655
Net interest income/spread (taxable-equivalent basis)		831	1.83%		804	2.05%
Impact of noninterest bearing deposits			0.39			0.26
Impact of other noninterest bearing sources			0.06			0.04
Net interest margin			2.28			2.35
Less: taxable-equivalent adjustment		6			10
Net interest income		$825			$794

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% and 35% for 2018 and 2017, respectively.

(2)	Annualized.

(3)
Average balances of loans held for investment include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

	For the Six Months Ended
	June 30, 2018			June 30, 2017

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$23,497	$468	4.01%	$25,415	$448	3.55%
Commercial mortgage	14,418	300	4.16	14,459	293	4.04
Construction	1,764	40	4.59	2,096	43	4.17
Lease financing	1,491	31	4.22	1,773	33	3.70
Residential mortgage	36,584	635	3.47	31,091	525	3.38
Home equity and other consumer loans	3,585	113	6.38	3,410	97	5.77
Total loans held for investment	81,339	1,587	3.92	78,244	1,439	3.69
Securities	27,287	329	2.42	25,136	270	2.15
Securities borrowed or purchased under resale agreements	20,447	283	2.79	20,539	146	1.43
Interest bearing deposits in banks	3,313	29	1.76	2,843	13	0.90
Federal funds sold	10	—	2.23	2	—	1.45
Trading account assets	12,006	199	3.34	9,340	156	3.36
Other earning assets	468	4	1.75	519	5	2.18
Total earning assets	144,870	2,431	3.37	136,623	2,029	2.98
Allowance for loan losses	(466)			(609)
Cash and due from banks	1,827			1,837
Premises and equipment, net	610			600
Other assets(4)	11,555			11,076
Total assets	$158,396			$149,527
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$36,674	$92	0.50%	$39,055	$69	0.35%
Savings	8,763	25	0.58	7,006	7	0.21
Time	5,624	37	1.34	5,486	31	1.14
Total interest bearing deposits	51,061	154	0.61	51,547	107	0.42
Commercial paper and other short-term borrowings	8,855	75	1.72	3,592	18	1.00
Securities loaned or sold under repurchase agreements	27,009	316	2.36	25,796	143	1.12
Long-term debt	14,241	174	2.43	11,153	117	2.10
Total borrowed funds	50,105	565	2.27	40,541	278	1.38
Trading account liabilities	3,671	51	2.82	2,747	36	2.61
Total interest-bearing liabilities	104,837	770	1.48	94,835	421	0.89
Noninterest bearing deposits	32,931			34,414
Other liabilities(5)	2,308			2,677
Total liabilities	140,076			131,926
Equity
MUAH stockholders' equity	18,221			17,462
Noncontrolling interests	99			139
Total equity	18,320			17,601
Total liabilities and equity	$158,396			$149,527
Net interest income/spread (taxable-equivalent basis)		1,661	1.89%		1,608	2.09%
Impact of noninterest bearing deposits			0.35			0.24
Impact of other noninterest bearing sources			0.06			0.03
Net interest margin			2.30			2.36
Less: taxable-equivalent adjustment		11			19
Net interest income		$1,650			$1,589

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% and 35% for 2018 and 2017, respectively.

(2)	Annualized.

(3)
Average balances of loans held for investment include all nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Includes noninterest bearing trading account assets.

(5)	Includes noninterest bearing trading account liabilities.

Net interest income for the three and six months ended June 30, 2018 increased $31 million and $61 million, respectively, compared with the same periods in 2017 due to an increase in earning assets, partially offset by a decline in the net interest margin. Earning assets increased substantially due to increases in residential mortgages, securities and trading assets, partially offset by a decrease in commercial and industrial loan balances. The net interest margin decreased seven and six basis points during the three and six months ended June 30, 2018, respectively, due primarily to an increase in funding costs resulting from an increase in borrowed funds and a flatter yield curve, partially offset by the favorable effect of noninterest bearing deposits in a rising rate environment.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and six months ended June 30, 2018 and 2017.
Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2018	June 30, 2017			June 30, 2018	June 30, 2017
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$45	$47	$(2)	(4)%	$90	$95	$(5)	(5)%
Trust and investment management fees	30	30	—	—	59	59	—	—
Trading account activities	(10)	(3)	(7)	(233)	(8)	(7)	(1)	(14)
Securities gains, net	3	7	(4)	(57)	3	9	(6)	(67)
Credit facility fees	23	23	—	—	46	49	(3)	(6)
Brokerage commissions and fees	19	18	1	6	37	36	1	3
Card processing fees, net	13	13	—	—	25	24	1	4
Investment banking and syndication fees	88	94	(6)	(6)	177	182	(5)	(3)
Fees from affiliates	299	211	88	42	575	430	145	34
Other, net	86	49	37	76	(26)	100	(126)	(126)
Total noninterest income	$596	$489	$107	22%	$978	$977	$1	—%
Noninterest income increased during the three and six months ended June 30, 2018 compared with the prior year periods largely due to increases in fees from affiliates and fund administration fees from entities transferred to the Company on July 1, 2017 (included in other, net). During the six months ended June 30, 2018, these increases were largely offset by the Company's share of losses on certain renewable energy investments of $164 million as a result of the TCJA recorded in the first quarter of 2018 (included in other, net). The increase in fees from affiliates during 2018 was due to higher fees earned under the master services agreement with MUFG Bank, Ltd. and a change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations. During the three and six months ended June 30, 2018, expenses of $35 million and $75 million, respectively, were presented as noninterest expense, rather than a reduction of fees from affiliates as they were presented through December 31, 2017.

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2018	June 30, 2017			June 30, 2018	June 30, 2017
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and employee benefits	$678	$615	$63	10%	$1,348	$1,260	$88	7%
Net occupancy and equipment	85	87	(2)	(2)	175	169	6	4
Professional and outside services	114	99	15	15	246	215	31	14
Software	70	47	23	49	140	93	47	51
Regulatory assessments	22	19	3	16	45	39	6	15
Intangible asset amortization	7	7	—	—	14	14	—	—
Other	107	83	24	29	199	173	26	15
Total noninterest expense	$1,083	$957	$126	13%	$2,167	$1,963	$204	10%

The increase in noninterest expense for the three and six months ended June 30, 2018 compared with the prior year periods was driven primarily by the change in presentation of certain expenses and an increase in salaries and employee benefits expense. The increases in professional and outside services and software expenses were largely due to the change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations, as discussed in Noninterest Income above. The increase in salaries and employee benefits expense included the impact of higher headcount.

Income Tax Expense
Income tax expense and the effective tax rate include both federal and state income taxes. In the second quarter of 2018, income tax expense was $28 million and the effective tax rate was 8%, compared with 18% in the second quarter of 2017. For the six months ended June 30, 2018, income tax was a benefit of $14 million and the effective tax rate was negative 3%, compared with positive 22% in the comparative prior year period.
The income tax benefit and the negative effective tax rate for the six months ended June 30, 2018 were primarily due to an adjustment to certain prior period state income taxes during the first quarter of 2018. Excluding that adjustment, the effective tax rate for the six months ended June 30, 2018 would have been 8%. The effective rates were lower in 2018 than the comparative prior year periods primarily as a result of the TCJA.
For further information regarding income tax expense, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Tax Expense" in Part II, Item 7. and “The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative” and “Our effective tax rates, and our future results can also be affected by our participation for state income tax purposes as a member of MUFG’s unitary group in the U.S. and by other factors” in Part I, Item 1A. "Risk Factors" and Note 17 to the Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

			Increase (Decrease)
	June 30, 2018	December 31, 2017
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$23,033	$23,281	$(248)	(1)%
Commercial mortgage	14,790	14,320	470	3
Construction	1,562	1,775	(213)	(12)
Lease financing	1,445	1,533	(88)	(6)
Total commercial portfolio	40,830	40,909	(79)	—
Residential mortgage	37,552	35,643	1,909	5
Home equity and other consumer loans	3,854	3,462	392	11
Total consumer portfolio	41,406	39,105	2,301	6
Total loans held for investment	$82,236	$80,014	$2,222	3%

Loans held for investment increased from December 31, 2017 to June 30, 2018, largely due to growth in the residential mortgage portfolio.

Deposits
The table below presents our deposits as of June 30, 2018 and December 31, 2017.

			Increase (Decrease)
	June 30, 2018	December 31, 2017
(Dollars in millions)			Amount	Percent
Interest checking	$3,515	$5,209	$(1,694)	(33)%
Money market	32,332	33,245	(913)	(3)
Total interest bearing transaction and money market accounts	35,847	38,454	(2,607)	(7)
Savings	9,266	8,426	840	10
Time	6,978	5,305	1,673	32
Total interest bearing deposits	52,091	52,185	(94)	—
Noninterest bearing deposits	33,425	32,602	823	3
Total deposits	$85,516	$84,787	$729	1%

Total deposits increased $729 million from December 31, 2017 to June 30, 2018 largely due to an increase in noninterest bearing deposits. Total interest bearing deposits decreased slightly due a decrease in interest bearing transaction and money market deposits substantially offset by an increase in interest bearing savings and time deposits partially related to PurePoint Financial, the online division of the Bank.

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

Capital Management

Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2018, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2018. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2018 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. The capital plan included a common stock share repurchase in the fourth quarter of 2018, subject to the approval of the Company's Board of Directors. In June 2018, the Company received notice that the Federal Reserve did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run Dodd-Frank Act stress test.
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
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of June 30, 2018.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of June 30, 2018 and December 31, 2017.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	June 30, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$16,149	$15,708
Tier 1 capital	$16,149	$15,708
Tier 2 capital	900	1,398
Total risk-based capital	$17,049	$17,106
Risk-weighted assets	$99,418	$96,330
Average total assets for leverage capital purposes	$157,131	$156,126

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	June 30, 2018		December 31, 2017		June 30, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$16,149	16.24%	$15,708	16.31%	≥	$6,338	6.375%
Tier 1 capital (to risk-weighted assets)	16,149	16.24	15,708	16.31	≥	7,829	7.875
Total capital (to risk-weighted assets)	17,049	17.15	17,106	17.76	≥	9,818	9.875
Tier 1 leverage(2)	16,149	10.28	15,708	10.06	≥	6,285	4.000

(1)Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of June 30, 2018 and December 31, 2017.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	June 30, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$14,487	$14,028
Tier 1 capital	$14,487	$14,028
Tier 2 capital	529	1,307
Total risk-based capital	$15,016	$15,335
Risk-weighted assets	$88,910	$86,730
Average total assets for leverage capital purposes	$119,990	$119,052

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	June 30, 2018		December 31, 2017		June 30, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,487	16.29%	$14,028	16.17%	≥	$5,668	6.375%	≥	$5,779	6.50%
Tier 1 capital (to risk-weighted assets)	14,487	16.29	14,028	16.17	≥	7,002	7.875	≥	7,113	8.00
Total capital (to risk-weighted assets)	15,016	16.89	15,335	17.68	≥	8,780	9.875	≥	8,891	10.00
Tier 1 leverage(2)	14,487	12.07	14,028	11.78	≥	4,800	4.000	≥	6,000	5.00

(1)Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

During the second quarter of 2018, the Company repaid $750 million of subordinated debt due to MUFG Bank, Ltd. resulting in the decline in Tier 2 capital.
In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at June 30, 2018. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratios as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
(Dollars in millions)
Total MUAH stockholders' equity	$18,462	$18,255
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(299)	(313)
Deferred tax liabilities related to goodwill and intangible assets	57	55
Tangible common equity (a)	$14,919	$14,696
Total assets	$160,373	$154,550
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(299)	(313)
Deferred tax liabilities related to goodwill and intangible assets	57	55
Tangible assets (b)	$156,830	$150,991
Tangible common equity ratio (a)/(b)	9.51%	9.73%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at June 30, 2018 and December 31, 2017 was estimated to be 16.24% and 16.27%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both June 30, 2018 and December 31, 2017.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of June 30, 2018 and December 31, 2017.

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	June 30, 2018	December 31, 2017
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$16,149	$15,708
Other	—	(51)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$16,149	$15,657
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$99,418	$96,330
Adjustments	—	(107)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$99,418	$96,223
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	16.24%	16.27%

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

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item 1. in our 2017 Form 10-K.

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

Allowance for Credit Losses
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in the section “Allowance for Credit Losses” included in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. During the first quarter of 2018, the Company refined its methodology for estimating the allowance for commercial loans collectively evaluated for impairment and the allowance for losses on unfunded credit commitments. Previously the Company derived the allowance for these loans by assigning a loss factor based on an internal risk rating that estimated the probability that a credit facility may ultimately default (i.e. probability of default). The refinement implemented during the quarter now utilizes a dual factor internal risk rating system that encompasses both the probability of default and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default). During the second quarter of 2018, the Company implemented refinements to the qualitative considerations used in our reserve methodology. For additional information regarding our allowance for loan losses, refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” of this Form 10-Q.
The allowance for loan losses was $445 million at June 30, 2018 compared with $476 million at December 31, 2017. Our ratio of allowance for loan losses to total loans held for investment was 0.54% as of June 30, 2018 and 0.59% as of December 31, 2017. The reversal of provision for loan losses was $13 million and $18 million for the three and six months ended June 30, 2018, respectively, reflecting general improvement in portfolio credit quality and refinements to the qualitative considerations used in our reserve methodology during the second quarter of 2018. The unallocated allowance for loan losses decreased from $30 million at December 31, 2017 to $5 million at June 30, 2018. This decrease resulted from refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses. Net loans charged off to average total loans held for investment were 0.01% and 0.03% for the three and six months ended June 30, 2018, respectively, compared with 0.19% and 0.24% for the three and six months ended June 30, 2017, respectively.

Nonaccrual loans were $404 million at June 30, 2018 compared with $465 million at December 31, 2017. The decrease in nonaccrual loans outstanding during the six months ended June 30, 2018 was primarily driven by paydowns and payoffs. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.49% at June 30, 2018 from 0.58% at December 31, 2017. Our ratio of allowance for loan losses to nonaccrual loans increased to 110.23% at June 30, 2018 from 102.37% at December 31, 2017. Criticized credits in the commercial segment were $1.5 billion at June 30, 2018 and $1.6 billion at December 31, 2017. Refer to Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for a description of criticized credits.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Allowance for loan losses, beginning of period	$460	$570	$476	$639
(Reversal of) provision for loan losses	(13)	(20)	(18)	(34)
Other	—	(1)	—	—
Loans charged off:
Commercial and industrial	(1)	(29)	(7)	(78)
Commercial and industrial - transfer to held for sale	—	—	—	(6)
Total commercial portfolio	(1)	(29)	(7)	(84)
Residential mortgage	—	1	—	1
Home equity and other consumer loans	(9)	(12)	(19)	(23)
Total consumer portfolio	(9)	(11)	(19)	(22)
Total loans charged-off	(10)	(40)	(26)	(106)
Recoveries of loans previously charged-off:
Commercial and industrial	7	4	10	12
Commercial mortgage	—	—	—	1
Total commercial portfolio	7	4	10	13
Home equity and other consumer loans	1	—	3	1
Total consumer portfolio	1	—	3	1
Total recoveries of loans previously charged-off	8	4	13	14
Net loans recovered (charged-off)	(2)	(36)	(13)	(92)
Ending balance of allowance for loan losses	445	513	445	513
Allowance for losses on unfunded credit commitments	120	144	120	144
Total allowance for credit losses	$565	$657	$565	$657

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

The following table sets forth the components of nonperforming assets and TDRs.

	June 30, 2018	December 31, 2017	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$270	$319	$(49)	(15)%
Commercial mortgage	11	20	(9)	(45)
Total commercial portfolio	281	339	(58)	(17)
Residential mortgage	100	104	(4)	(4)
Home equity and other consumer loans	23	22	1	5
Total consumer portfolio	123	126	(3)	(2)
Total nonaccrual loans	404	465	(61)	(13)
OREO	—	1	(1)	(100)
Total nonperforming assets	$404	$466	$(62)	(13)
Troubled debt restructurings:
Accruing	$337	$348	$(11)	(3)%
Nonaccruing (included in total nonaccrual loans above)	239	229	10	4
Total troubled debt restructurings	$576	$577	$(1)	—
Total nonperforming assets as of June 30, 2018 were $404 million, or 0.25% of total assets, compared with $466 million, or 0.30% of total assets, at December 31, 2017. The decrease in nonperforming assets of $62 million from December 31, 2017 to June 30, 2018 was driven primarily by paydowns and payoffs.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2018 and December 31, 2017. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Commercial and industrial	$219	$202	0.89%	0.87%
Commercial mortgage	54	7	0.37	0.05
Construction	78	128	4.99	7.21
Total commercial portfolio	351	337	0.86	0.82
Residential mortgage	202	215	0.54	0.60
Home equity and other consumer loans	23	25	0.60	0.72
Total consumer portfolio	225	240	0.54	0.61
Total restructured loans	$576	$577	0.70	0.72
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $10 million and $12 million at June 30, 2018 and at December 31, 2017, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, information and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at either June 30, 2018 or December 31, 2017.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2018, 60% of the Company’s construction loan portfolio was concentrated in California, 16% to borrowers in New York and 6% to borrowers in Texas. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2018, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in New York, and 7% to borrowers in the state of Washington.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At June 30, 2018, payment terms on 35% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 28% and 29% of these home equity loans and lines were supported by first liens on residential properties as of June 30, 2018 and December 31, 2017, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage and home equity and other consumer loans at June 30, 2018 and December 31, 2017.

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

(Dollars in millions)	June 30, 2018	December 31, 2017
Effect on net interest income:
Increase 200 basis points	$139.3	$100.2
as a percentage of base case net interest income	4.30%	3.21%
Decrease 100 basis points	$(88.9)	$(75.7)
as a percentage of base case net interest income	(2.74)%	(2.42)%

An increase in rates increases net interest income. During the six months ended June 30, 2018, the Company's asset sensitive profile increased due to changes in balance sheet composition, changes in the ALM derivatives portfolio and forecasted balance sheet activity over the next twelve months. During the quarter ended June 30, 2018, the Company terminated receive fixed swap contracts used to hedge floating rate commercial loans which contributed to an increase in the Company's asset sensitivity.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly greater asset sensitive risk profile at June 30, 2018.
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
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At June 30, 2018 and December 31, 2017, our ALM securities portfolio fair values were $25.2 billion and $25.7 billion, respectively. Our ALM securities portfolio is comprised of RMBS, Cash Flow CLOs, CMBS, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.8 years at June 30, 2018. At June 30, 2018, approximately $2.1 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the six months ended June 30, 2018, we purchased $2.7 billion and sold $0.6 billion of securities as part of our investment portfolio strategy, while $2.1 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.8 years at June 30, 2018, compared with 3.7 years at December 31, 2017. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.8 years suggests an expected price decrease of approximately 3.8% for an immediate 1.0% parallel increase in interest rates.
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
ALM and Other Risk Management Derivatives
The notional amount of the ALM derivatives portfolio decreased during the six months ended June 30, 2018 as the Company terminated receive fixed swap contracts used to hedge floating rate commercial loans in order to increase earnings at risk sensitivity given expectations of rising rates. The gross negative fair value of ALM derivatives decreased during the six months ended June 30, 2018 primarily as a result of hedge terminations. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.

(Dollars in millions)	June 30, 2018	December 31, 2017	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$181	$7,498	$(7,317)
Total ALM derivatives	181	7,498	(7,317)
Other risk management derivatives	1,300	1,345	(45)
Total ALM and other risk management derivatives	$1,481	$8,843	$(7,362)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$4	$2	$2
Gross negative fair value	—	149	(149)
Positive (negative) fair value of ALM derivatives, net	4	(147)	151
Other risk management derivatives:
Gross positive fair value	1	3	(2)
Gross negative fair value	22	9	13
Positive (negative) fair value of other risk management derivatives, net	(21)	(6)	(15)
Positive (negative) fair value of ALM and other risk management derivatives, net	$(17)	$(153)	$136
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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the three months ended June 30, 2018 and June 30, 2017.

(Dollars in millions)	June 30, 2018	June 30, 2017
Average VaR	$11.5	$9.1
High VaR	16.8	10.9
Low VaR	8.6	6.7
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions.
The following table provides the fair value of our trading account portfolio as of June 30, 2018 and December 31, 2017, and the change in fair value between June 30, 2018 and December 31, 2017.

(Dollars in millions)	June 30, 2018	December 31, 2017	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$2,773	$1,926	$847
Corporate bonds	1,410	1,054	356
Mortgage-backed securities	6,978	6,339	639
Derivatives (including netting adjustment)	471	712	(241)
Other	688	536	152
Trading account assets	$12,320	$10,567	$1,753

Fair value of trading account liabilities:
U.S. Treasury securities	$3,488	$2,709	$779
Corporate bonds	779	348	431
Derivatives (including netting adjustment)	588	501	87
Other	136	42	94
Trading account liabilities	$4,991	$3,600	$1,391

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$108,129	$132,214	$(24,085)
Commodity contracts	569	1,244	(675)
Foreign exchange contracts	7,975	7,053	922
Equity contracts	815	1,496	(681)
Other contracts	46	4	42
Total	$117,534	$142,011	$(24,477)
Fair value of positions held for trading purposes:
Gross positive fair value	$802	$1,317	$(515)
Gross negative fair value	912	969	(57)
Positive (negative) fair value of positions, net	$(110)	$348	$(458)

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
In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The final rule includes an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019. The Company expects to restructure existing debt issued to MUFG Bank, Ltd. and replace a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to MUFG Bank, Ltd. in order to comply with the new rules. See "Supervision and Regulation – Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in our 2017 Form 10-K.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $23.1 billion at June 30, 2018. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $0.7 billion from $84.8 billion at December 31, 2017 to $85.5 billion at June 30, 2018. As of June 30, 2018, the Bank had $13.4 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining combined unused borrowing capacity from the FHLB of San Francisco and the Federal Reserve Bank of $23.7 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at June 30, 2018. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. At June 30, 2018, the parent company’s liquidity exceeded 20 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of June 30, 2018, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $5.3 billion.

The Company’s total wholesale funding included $13.7 billion of long-term debt (excluding nonrecourse debt) and $9.8 billion of short-term debt at June 30, 2018. For additional information regarding our outstanding debt, refer to Note 6 and Note 7 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In April 2018, Standard & Poor's revised the outlook on MUAH, MUB and MUSA to positive from stable following a similar revision to MUFG’s outlook. The change in MUFG’s outlook is a result of Standard & Poor's revising the outlook on the long-term sovereign rating of Japan to positive from stable. The following table provides our credit ratings as of June 30, 2018.

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

Business Segments

The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking, and MUSA. For a more detailed description of these reportable segments, refer to Note 13 to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.

Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were separate economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Certain non-bank subsidiaries, including MUSA, are reported based on their GAAP results. For a description of these methodologies, see Note 13 to our Consolidated Financial Statements included in Part I, Item 1. “Financial Statements” of this Form 10-Q.
In the second quarter of 2018, the Company began measuring the performance of its business segments by reporting revenues and expenses from products and services sold entirely within the business segment that manages the customer relationship. The Company previously applied a “market view” perspective in measuring the business segments, which reported revenues and expenses from products and services sold in both the business segment that provided the product and the business segment that managed the customer relationship. Prior period results have been revised to conform to the current period presentation.
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
The following table sets forth the results for the Regional Bank segment.

Regional Bank
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$540	$510	$30	6%	$1,067	$1,011	$56	6%
Noninterest income	116	110	6	5	227	218	9	4
Total revenue	656	620	36	6	1,294	1,229	65	5
Noninterest expense	532	497	35	7	1,034	996	38	4
(Reversal of) provision for credit losses	(5)	18	(23)	(128)	7	20	(13)	(65)
Income before income taxes and including noncontrolling interests	129	105	24	23	253	213	40	19
Income tax expense (1)	26	29	(3)	(10)	51	56	(5)	(9)
Net income (loss) attributable to MUAH	$103	$76	$27	36	$202	$157	$45	29
Average balances
Total loans held for investment	$65,778	$60,218	$5,560	9%	$65,080	$59,856	$5,224	9%
Total assets	69,541	64,110	5,431	8	68,847	63,753	5,094	8
Total deposits	54,186	54,652	(466)	(1)	54,092	54,096	(4)	—

(1)	Income tax expense includes certain management accounting classification adjustments.

Net interest income increased during the three and six months ended June 30, 2018 compared with the prior year periods, primarily due to balance sheet growth in loans and higher spreads on deposits, partially offset by continued margin compression on loans. Noninterest expense increased in the three and six months ended June 30, 2018, due primarily to the launch of new business lines and increased support function costs. The provision for credit losses during 2017 was primarily due to a reserve build related to a loan within the commercial portfolio and retail credit card losses in the second quarter of 2017.
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

The following table sets forth the results for the U.S. Wholesale & Investment Banking segment.

U.S. Wholesale & Investment Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$101	$112	$(11)	(10)%	$203	$226	$(23)	(10)%
Noninterest income	98	95	3	3	180	205	(25)	(12)
Total revenue	199	207	(8)	(4)	383	431	(48)	(11)
Noninterest expense	103	96	7	7	204	200	4	2
(Reversal of) provision for credit losses	(5)	(33)	28	85	(24)	(42)	18	43
Income (loss) before income taxes and including noncontrolling interests	101	144	(43)	(30)	203	273	(70)	(26)
Income tax expense (benefit) (1)	(4)	35	(39)	(111)	136	70	66	94
Net income (loss) attributable to MUAH	$105	$109	$(4)	(4)	$67	$203	$(136)	(67)
Average balances
Total loans held for investment	$15,738	$18,094	$(2,356)	(13)%	$15,754	$18,185	$(2,431)	(13)%
Total assets	19,840	22,666	(2,826)	(12)	20,003	22,939	(2,936)	(13)
Total deposits	8,242	8,910	(668)	(7)	8,167	9,248	(1,081)	(12)

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Net interest income decreased during the three and six months ended June 30, 2018 compared with the same prior year periods due primarily to lower average loan balances. Noninterest income decreased during the six months ended June 30, 2018 due to lower fees from capital markets activities. The reversal of provision for credit losses during 2018 was primarily due to a reduction of the estimated allowance for credit losses as a result of refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment. The reversal of provision for credit losses during 2017 was due to general improvement in customer credit quality.

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
The following table sets forth the results for the Transaction Banking segment.

Transaction Banking
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$67	$60	$7	12%	$131	$115	$16	14%
Noninterest income	15	15	—	—	29	29	—	—
Total revenue	82	75	7	9	160	144	16	11
Noninterest expense	65	56	9	16	121	115	6	5
(Reversal of) provision for credit losses	—	—	—	nm	(1)	—	(1)	nm
Income before income taxes and including noncontrolling interests	17	19	(2)	(11)	40	29	11	38
Income tax expense (1)	4	8	(4)	(50)	11	12	(1)	(8)
Net income (loss) attributable to MUAH	$13	$11	$2	18	$29	$17	$12	71
Average balances
Total loans held for investment	$41	$47	$(6)	(13)%	$33	$49	$(16)	(33)%
Total assets	954	1,132	(178)	(16)	969	1,143	(174)	(15)
Total deposits	15,363	16,684	(1,321)	(8)	15,534	16,977	(1,443)	(8)

(1)	Income tax expense includes certain management accounting classification adjustments.

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income during the three and six months ended June 30, 2018 compared with the prior year periods was driven by widening spreads on deposits, partially offset by lower average deposit balances.

MUFG Securities Americas
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment.

MUSA
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$51	$57	$(6)	(11)%	$105	$116	$(11)	(9)%
Noninterest income	77	88	(11)	(13)	165	172	(7)	(4)
Total revenue	128	145	(17)	(12)	270	288	(18)	(6)
Noninterest expense	116	112	4	4	232	217	15	7
Income before income taxes and including noncontrolling interests	12	33	(21)	(64)	38	71	(33)	(46)
Income tax expense (1)	3	13	(10)	(77)	9	27	(18)	(67)
Net income (loss) attributable to MUAH	$9	$20	$(11)	(55)	$29	$44	$(15)	(34)
Average balances
Total loans held for investment	$—	$—	$—	—%	$—	$—	$—	—%
Total assets	33,554	31,098	2,456	8	33,504	30,916	2,588	8
Total deposits	—	—	—	—	—	—	—	—

(1)	Income tax expense includes certain management accounting classification adjustments.

Net interest income decreased during the three and six months ended June 30, 2018 compared with the three and six months ended June 30, 2017, primarily due to an increase in short term interest rates on borrowings to fund trading assets. Noninterest income decreased during the second quarter of 2018 due primarily to decreases in trading account income and investment banking fees, partially offset by higher fees from affiliates. Noninterest expense increased primarily due to increases in commission expense and affiliate revenue sharing expense.

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
In addition, "Other" includes the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with MUFG Bank, Ltd.'s U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.
The following table sets forth the results for Other.

Other
	For the Three Months Ended June 30,		Increase (Decrease)		For the Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$66	$55	$11	20%	$144	$121	$23	19%
Noninterest income	290	181	109	60	377	353	24	7
Total revenue	356	236	120	51	521	474	47	10
Noninterest expense	267	196	71	36	576	435	141	32
(Reversal of) provision for credit losses	(9)	(7)	(2)	(29)	(3)	(30)	27	90
Income before income taxes and including noncontrolling interests	98	47	51	109	(52)	69	(121)	(175)
Income tax benefit (1)	(1)	(22)	21	95	(221)	(19)	(202)	nm
Net income (loss) including noncontrolling interests	99	69	30	43	169	88	81	92
Deduct: net (income) loss from noncontrolling interests	15	10	5	50	14	15	(1)	(7)
Net income (loss) attributable to MUAH	$114	$79	$35	44	$183	$103	$80	78
Average balances
Total loans held for investment	$460	$141	$319	226%	$472	$154	$318	206%
Total assets	35,453	30,649	4,804	16	35,073	30,776	4,297	14
Total deposits	6,581	5,526	1,055	19	6,199	5,640	559	10

(1)	Income tax benefit includes certain management accounting classification adjustments.

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2017 Form 10-K. There were no material changes to these critical accounting estimates during the second quarter of 2018.

Non-GAAP Financial Measures
The following table presents a reconciliation between certain Generally Accepted Accounting Principles (GAAP) amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income attributable to MUAH	$344	$295	$510	$524
Add: intangible asset amortization, net of tax	5	4	10	8
Net income attributable to MUAH, excluding intangible asset amortization (a)	$349	$299	$520	$532
Average MUAH stockholders' equity	$18,309	$17,600	$18,221	$17,462
Less: Goodwill	3,301	3,225	3,301	3,225
Less: Intangible assets, except mortgage servicing rights	303	213	306	217
Less: Deferred tax liabilities related to goodwill and intangible assets	(57)	(72)	(56)	(75)
Average MUAH tangible common equity (b)	$14,762	$14,234	$14,670	$14,095
Return on average MUAH tangible common equity (1) (a)/(b)	9.46%	8.41%	7.09%	7.55%

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
During the quarter ended June 30, 2018, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum/petrochemical-related as well as certain automotive-related (categories of activity for which U.S. secondary sanctions were generally suspended prior to May 8, 2018) transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended June 30, 2018, the aggregate interest and fee income relating to these transactions was less than ¥30 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank receives deposits in Japan from, and provides settlement services in Japan to, fewer than ten Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2018, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥3 million, representing less than 0.001 percent of MUFG’s total fee income. MUFG Bank also holds loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government, the outstanding balance of which was less than ¥50 million, representing less than 0.0001 percent of MUFG’s total loans, as of June 30, 2018. For the quarter ended June 30, 2018, the aggregate gross interest and fee income relating to these loan transactions was less than ¥1 million, representing less than 0.0001 percent of MUFG’s total interest and fee income.
MUFG Bank recognizes that following the withdrawal in May 2018 by the United States from the Joint Comprehensive Plan of Action, the United States is planning to re-impose secondary sanctions against non-U.S. persons who engage in or facilitate a broad range of transactions and activities involving Iran. Although it is possible that MUFG Bank may continue to participate in certain types of transactions relating to Iran, MUFG Bank will take the recent sanctions-related developments into account and monitor its transactions as part of its efforts to comply with applicable U.S. and Japanese regulations as well as U.S., Japanese and other international sanctions.

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
Internal Control Over Financial Reporting. During the second quarter of 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Interest Income
Loans	$810	$724	$1,582	$1,432
Securities	161	129	323	258
Securities borrowed or purchased under resale agreements	157	83	283	146
Trading assets	107	82	199	156
Other	19	8	33	18
Total interest income	1,254	1,026	2,420	2,010
Interest Expense
Deposits	86	58	154	107
Commercial paper and other short-term borrowings	42	10	75	18
Long-term debt	94	60	174	117
Securities loaned or sold under repurchase agreements	178	84	316	143
Trading liabilities	29	20	51	36
Total interest expense	429	232	770	421
Net Interest Income	825	794	1,650	1,589
(Reversal of) provision for credit losses	(19)	(22)	(21)	(52)
Net interest income after (reversal of) provision for credit losses	844	816	1,671	1,641
Noninterest Income
Service charges on deposit accounts	45	47	90	95
Trust and investment management fees	30	30	59	59
Trading account activities	(10)	(3)	(8)	(7)
Securities gains, net	3	7	3	9
Credit facility fees	23	23	46	49
Brokerage commissions and fees	19	18	37	36
Card processing fees, net	13	13	25	24
Investment banking and syndication fees	88	94	177	182
Fees from affiliates	299	211	575	430
Other, net	86	49	(26)	100
Total noninterest income	596	489	978	977
Noninterest Expense
Salaries and employee benefits	678	615	1,348	1,260
Net occupancy and equipment	85	87	175	169
Professional and outside services	114	99	246	215
Software	70	47	140	93
Regulatory assessments	22	19	45	39
Intangible asset amortization	7	7	14	14
Other	107	83	199	173
Total noninterest expense	1,083	957	2,167	1,963
Income before income taxes and including noncontrolling interests	357	348	482	655
Income tax expense (benefit)	28	63	(14)	146
Net Income Including Noncontrolling Interests	329	285	496	509
Deduct: Net (income) loss from noncontrolling interests	15	10	14	15
Net Income Attributable to MUAH	$344	$295	$510	$524

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Net Income Attributable to MUAH	$344	$295	$510	$524
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(8)	22	(66)	(8)
Net change in unrealized gains (losses) on investment securities	(41)	24	(231)	59
Foreign currency translation adjustment	—	2	(2)	3
Pension and other postretirement benefit adjustments	10	6	20	13
Other	—	—	(1)	—
Total other comprehensive income (loss)	(39)	54	(280)	67
Comprehensive Income (Loss) Attributable to MUAH	305	349	230	591
Comprehensive income (loss) from noncontrolling interests	(15)	(10)	(14)	(15)
Total Comprehensive Income (Loss)	$290	$339	$216	$576
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$1,881	$2,057
Interest bearing deposits in banks	4,844	1,335
Total cash and cash equivalents	6,725	3,392
Securities borrowed or purchased under resale agreements	20,048	20,894
Trading account assets (includes $2,878 at June 30, 2018 and $1,001 at December 31, 2017 pledged as collateral that may be repledged)	12,320	10,567
Securities available for sale (includes $101 at June 30, 2018 and $163 at December 31, 2017 pledged as collateral that may be repledged)	16,017	17,563
Securities held to maturity (fair value $10,729 at June 30, 2018 and $9,799 at December 31, 2017)	10,997	9,885
Loans held for investment	82,236	80,014
Allowance for loan losses	(445)	(476)
Loans held for investment, net	81,791	79,538
Premises and equipment, net	623	610
Goodwill	3,301	3,301
Other assets	8,551	8,800
Total assets	$160,373	$154,550
Liabilities
Deposits:
Noninterest bearing	$33,425	$32,602
Interest bearing	52,091	52,185
Total deposits	85,516	84,787
Securities loaned or sold under repurchase agreements	25,579	26,437
Commercial paper and other short-term borrowings	9,764	7,066
Long-term debt	14,192	12,162
Trading account liabilities	4,991	3,600
Other liabilities	1,784	2,143
Total liabilities	141,826	136,195
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 300,000,000 shares, 147,589,713 shares issued and outstanding as of June 30, 2018 and December 31, 2017	148	148
Additional paid-in capital	8,155	8,197
Retained earnings	11,444	10,936
Accumulated other comprehensive loss	(1,285)	(1,026)
Total MUAH stockholders' equity	18,462	18,255
Noncontrolling interests	85	100
Total equity	18,547	18,355
Total liabilities and equity	$160,373	$154,550
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)	—	—	524	—	(15)	509
Other comprehensive income (loss), net of tax	—	—	—	67	—	67
Compensation—restricted stock units	—	(16)	—	—	—	(16)
Other	—	—	—	—	(9)	(9)
Net change	—	(16)	524	67	(24)	551
Balance, June 30, 2017	$144	$7,868	$10,625	$(829)	$129	$17,937

Balance, December 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	510	—	(14)	496
Other comprehensive income (loss), net of tax	—	—	—	(280)	—	(280)
Compensation—restricted stock units	—	(21)	(2)	—	—	(23)
Other (1)	—	(21)	—	21	(1)	(1)
Net change	—	(42)	508	(259)	(15)	192
Balance, June 30, 2018	$148	$8,155	$11,444	$(1,285)	$85	$18,547

(1)	For additional information on other, refer to Note 10.
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2018	2017
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$496	$509
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(21)	(52)
Depreciation, amortization and accretion, net	166	169
Stock-based compensation—restricted stock units	38	30
Deferred income taxes	(64)	227
Net gains on sales of securities	(3)	(9)
Net decrease (increase) in securities borrowed or purchased under resale agreements	846	(73)
Net decrease (increase) in securities loaned or sold under repurchase agreements	(858)	181
Net decrease (increase) in trading account assets	(1,753)	(1,071)
Net decrease (increase) in other assets	(87)	161
Net increase (decrease) in trading account liabilities	1,391	658
Net increase (decrease) in other liabilities	(225)	(424)
Loans originated for sale	(880)	(300)
Net proceeds from sale of loans originated for sale	623	357
Pension and other benefits adjustment	(25)	(142)
Other, net	(5)	21
Total adjustments	(857)	(267)
Net cash provided by (used in) operating activities	(361)	242
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	627	1,327
Proceeds from paydowns and maturities of securities available for sale	1,444	1,156
Purchases of securities available for sale	(2,729)	(4,065)
Proceeds from paydowns and maturities of securities held to maturity	811	821
Purchases of securities held to maturity	—	(916)
Proceeds from sales of loans	514	646
Net decrease (increase) in loans	(2,217)	(1,381)
Purchases of other investments	(153)	(113)
Other, net	(55)	1
Net cash provided by (used in) investing activities	(1,758)	(2,524)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	724	(2,008)
Net increase (decrease) in commercial paper and other short-term borrowings	2,686	3,830
Proceeds from issuance of senior debt	—	3,522
Proceeds from issuance of long-term debt	4,050	—
Repayment of long-term debt	(1,995)	(4,379)
Other, net	(84)	(55)
Change in noncontrolling interests	—	(9)
Net cash provided by (used in) financing activities	5,381	901
Net change in cash, cash equivalents and restricted cash	3,262	(1,381)
Cash, cash equivalents and restricted cash at beginning of period	3,528	5,834
Cash, cash equivalents and restricted cash at end of period	$6,790	$4,453
Cash Paid During the Period For:
Interest	$698	$389
Income taxes, net	72	157
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$(67)	$356
Securities available for sale transferred to securities held to maturity	2,006	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$6,725	$4,348
Restricted cash included in other assets	65	105
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$6,790	$4,453

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of all of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2018 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
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
During the first quarter of 2018, the Company refined its methodology for estimating the allowance for commercial loans collectively evaluated for impairment and the allowance for losses on unfunded credit commitments. Previously the Company derived the allowance for these loans by assigning a loss factor based on an internal risk rating that estimated the probability that a credit facility may ultimately default (i.e. probability of default). The refinement implemented during the first quarter of 2018 utilizes a dual factor internal risk rating system that encompasses both the probability of default and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default). During the second quarter of 2018, the Company implemented refinements to the qualitative considerations used in our reserve methodology.
Recently Issued Accounting Pronouncements

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases.  The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases.  The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. The Company plans to adopt the ASU on January 1, 2019. The Company is in the technology testing phase of this project to support the ongoing lessee accounting required under the ASU. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Principal versus Agent Considerations (Reporting Revenue Gross versus Net)

Effective January 1, 2018, the Company adopted ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The ASU amends ASU 2014-09, Revenue from Contracts with Customers, with respect to assessing whether an entity is a principal (and thus presents revenue gross) or an agent (and thus presents revenue net). The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer and clarify: (1) that an entity must first identify the specified good or service being provided to the customer; (2) that the unit of account for the principal versus agent assessment is each specified good or service promised in a contract; (3) indicators and examples to help an entity evaluate whether it is the principal; and (4) how to assess whether an entity controls services performed by another party. As a result of adopting ASU 2016-08, beginning January 1, 2018, certain expenses that were previously presented as a reduction of related fees from affiliates and investment banking and syndication fees are presented in noninterest expense.

Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

Effective January 1, 2018, the Company adopted ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which amended the income statement presentation of the components of net periodic benefit cost for sponsored defined benefit pension and other postretirement plans. As a result of adopting ASU 2017-07, the salaries and employee benefits expense and other expense categories in noninterest expense have been adjusted to reflect adoption of this guidance as follows.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2017			June 30, 2017
(Dollars in millions)	As Previously Reported	Adjustment	As Reported Under New Guidance	As Previously Reported	Adjustment	As Reported Under New Guidance
Salaries and employee benefits	$586	$29	$615	$1,201	$59	$1,260
Other	112	(29)	83	232	(59)	173

Note 2—Securities

Securities Available for Sale

At June 30, 2018 and December 31, 2017, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	June 30, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,570	$—	$203	$3,367
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,005	2	215	7,792
Privately issued	896	1	23	874
Privately issued - commercial mortgage-backed securities	972	—	28	944
Collateralized loan obligations	1,485	3	1	1,487
Other	5	—	—	5
Asset Liability Management securities	14,933	6	470	14,469
Other debt securities:
Direct bank purchase bonds	1,409	29	39	1,399
Other	148	1	—	149
Total securities available for sale	$16,490	$36	$509	$16,017

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,370	$—	$118	$3,252
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,338	2	132	9,208
Privately issued	695	3	4	694
Privately issued - commercial mortgage-backed securities	823	4	5	822
Collateralized loan obligations	1,895	10	—	1,905
Other	5	—	—	5
Asset Liability Management securities	16,126	19	259	15,886
Other debt securities:
Direct bank purchase bonds	1,495	38	30	1,503
Other	163	1	—	164
Equity securities	10	—	—	10
Total securities available for sale	$17,794	$58	$289	$17,563

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2018 and December 31, 2017 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$1,289	$45	$2,078	$158	$3,367	$203
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	3,789	68	3,378	147	7,167	215
Privately issued	600	16	152	7	752	23
Privately issued - commercial mortgage-backed securities	800	23	99	5	899	28
Collateralized loan obligations	415	1	—	—	415	1
Asset Liability Management securities	6,893	153	5,707	317	12,600	470
Other debt securities:
Direct bank purchase bonds	329	10	449	29	778	39
Other	22	—	—	—	22	—
Total securities available for sale	$7,244	$163	$6,156	$346	$13,400	$509

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$1,074	$14	$2,128	$104	$3,202	$118
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	3,606	22	4,651	110	8,257	132
Privately issued	275	1	164	3	439	4
Privately issued - commercial mortgage-backed securities	447	3	80	2	527	5
Collateralized loan obligations	12	—	—	—	12	—
Asset Liability Management securities	5,414	40	7,023	219	12,437	259
Other debt securities:
Direct bank purchase bonds	58	4	563	26	621	30
Other	79	—	—	—	79	—
Equity securities	10	—	—	—	10	—
Total securities available for sale	$5,561	$44	$7,586	$245	$13,147	$289

At June 30, 2018, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2018, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities

Note 2—Securities (Continued)

resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2018, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2018
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$96	$3,271	$—	$3,367
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	228	1,340	6,224	7,792
Privately issued	—	1	1	872	874
Privately issued - commercial mortgage-backed securities	—	—	42	902	944
Collateralized loan obligations	—	—	361	1,126	1,487
Other	—	5	—	—	5
Asset Liability Management securities	—	330	5,015	9,124	14,469
Other debt securities:
Direct bank purchase bonds	74	443	643	239	1,399
Other	8	120	—	21	149
Total debt securities available for sale	$82	$893	$5,658	$9,384	$16,017

The gross realized gains and losses from sales of available for sale securities for the three and six months ended June 30, 2018 and 2017 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017
Gross realized gains	$3	$7	$3	$9

Note 2—Securities (Continued)

Securities Held to Maturity
At June 30, 2018 and December 31, 2017, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	June 30, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$527	$—	$—	$527	$2	$3	$526
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	9,076	1	106	8,971	6	267	8,710
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,547	—	48	1,499	12	18	1,493
Total securities held to maturity	$11,150	$1	$154	$10,997	$20	$288	$10,729

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$525	$—	$—	$525	$3	$1	$527
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,870	2	31	7,841	15	130	7,726
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,571	—	52	1,519	36	9	1,546
Total securities held to maturity	$9,966	$2	$83	$9,885	$54	$140	$9,799

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2018 and December 31, 2017 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2018
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$494	$—	$3	$—	$—	$—	$494	$—	$3
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	3,841	32	79	4,686	74	188	8,527	106	267
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	47	—	1	1,447	48	17	1,494	48	18
Total securities held to maturity	$4,382	$32	$83	$6,133	$122	$205	$10,515	$154	$288

	December 31, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$494	$—	$1	$—	$—	$—	$494	$—	$1
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	2,649	—	31	4,000	31	99	6,649	31	130
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	19	—	—	1,496	52	9	1,515	52	9
Total securities held to maturity	$3,162	$—	$32	$5,496	$83	$108	$8,658	$83	$140

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

			June 30, 2018
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$251	$250	$276	$276	$—	$—	$—	$—	$527	$526
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	830	806	8,141	7,904	8,971	8,710
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	49	49	803	809	—	—	647	635	1,499	1,493
Total securities held to maturity	$300	$299	$1,079	$1,085	$830	$806	$8,788	$8,539	$10,997	$10,729

Securities Pledged and Received as Collateral
At June 30, 2018 and December 31, 2017, the Company pledged $13.8 billion and $12.3 billion of available for sale and trading securities as collateral, respectively, of which $3.0 billion and $1.2 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short-term borrowings and to secure public and trust department deposits.
At June 30, 2018 and December 31, 2017, the Company received $31.3 billion and $31.8 billion, respectively, of collateral, of which $31.3 billion and $31.8 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $30.4 billion at June 30, 2018 and December 31, 2017 for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2017 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at June 30, 2018 and December 31, 2017.

(Dollars in millions)	June 30, 2018	December 31, 2017
Loans held for investment:
Commercial and industrial	$23,033	$23,281
Commercial mortgage	14,790	14,320
Construction	1,562	1,775
Lease financing	1,445	1,533
Total commercial portfolio	40,830	40,909
Residential mortgage	37,552	35,643
Home equity and other consumer loans	3,854	3,462
Total consumer portfolio	41,406	39,105
Total loans held for investment(1)	82,236	80,014
Allowance for loan losses	(445)	(476)
Loans held for investment, net	$81,791	$79,538

(1)	Includes $326 million and $301 million at June 30, 2018 and December 31, 2017, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended June 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$371	$84	$5	$460
(Reversal of) provision for loan losses	(15)	2	—	(13)
Loans charged-off	(1)	(9)	—	(10)
Recoveries of loans previously charged-off	7	1	—	8
Allowance for loan losses, end of period	$362	$78	$5	$445

	For the Three Months Ended June 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$485	$85	$—	$570
(Reversal of) provision for loan losses	(24)	4	—	(20)
Other	(1)	—	—	(1)
Loans charged-off	(29)	(11)	—	(40)
Recoveries of loans previously charged-off	4	—	—	4
Allowance for loan losses, end of period	$435	$78	$—	$513

	For the Six Months Ended June 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	(1)	8	(25)	(18)
Loans charged-off	(7)	(19)	—	(26)
Recoveries of loans previously charged-off	10	3	—	13
Allowance for loan losses, end of period	$362	$78	$5	$445

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(50)	16	—	(34)
Loans charged-off	(84)	(22)	—	(106)
Recoveries of loans previously charged-off	13	1	—	14
Allowance for loan losses, end of period	$435	$78	$—	$513
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2018 and December 31, 2017.

	June 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$64	$13	$—	$77
Collectively evaluated for impairment	298	65	5	368
Total allowance for loan losses	$362	$78	$5	$445

Loans held for investment:
Individually evaluated for impairment	$480	$297	$—	$777
Collectively evaluated for impairment	40,350	41,109	—	81,459
Total loans held for investment	$40,830	$41,406	$—	$82,236

	December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$58	$15	$—	$73
Collectively evaluated for impairment	302	71	30	403
Total allowance for loan losses	$360	$86	$30	$476

Loans held for investment:
Individually evaluated for impairment	$544	$321	$—	$865
Collectively evaluated for impairment	40,365	38,784	—	79,149
Total loans held for investment	$40,909	$39,105	$—	$80,014

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2018 and December 31, 2017.

(Dollars in millions)	June 30, 2018	December 31, 2017
Commercial and industrial	$270	$319
Commercial mortgage	11	20
Total commercial portfolio	281	339
Residential mortgage	100	104
Home equity and other consumer loans	23	22
Total consumer portfolio	123	126
Total nonaccrual loans	$404	$465
Troubled debt restructured loans that continue to accrue interest	$337	$348
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$239	$229

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the aging of the balance of loans held for investment, by class, as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,384	$16	$78	$94	$24,478
Commercial mortgage	14,771	17	2	19	14,790
Construction	1,562	—	—	—	1,562
Total commercial portfolio	40,717	33	80	113	40,830
Residential mortgage	37,380	139	33	172	37,552
Home equity and other consumer loans	3,823	20	11	31	3,854
Total consumer portfolio	41,203	159	44	203	41,406
Total loans held for investment	$81,920	$192	$124	$316	$82,236

	December 31, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,734	$17	$63	$80	$24,814
Commercial mortgage	14,298	16	6	22	14,320
Construction	1,775	—	—	—	1,775
Total commercial portfolio	40,807	33	69	102	40,909
Residential mortgage	35,453	151	39	190	35,643
Home equity and other consumer loans	3,427	23	12	35	3,462
Total consumer portfolio	38,880	174	51	225	39,105
Total loans held for investment	$79,687	$207	$120	$327	$80,014

Loans 90 days or more past due and still accruing totaled $10 million at June 30, 2018 and $12 million at December 31, 2017.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	June 30, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,333	$418	$727	$24,478
Commercial mortgage	14,532	83	175	14,790
Construction	1,467	17	78	1,562
Total commercial portfolio	$39,332	$518	$980	$40,830

	December 31, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,632	$435	$747	$24,814
Commercial mortgage	14,081	80	159	14,320
Construction	1,632	15	128	1,775
Total commercial portfolio	$39,345	$530	$1,034	$40,909

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $7 million and $8 million of loans covered by FDIC loss share agreements, at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$37,447	$100	$37,547
Home equity and other consumer loans	3,829	23	3,852
Total consumer portfolio	$41,276	$123	$41,399

	December 31, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$35,534	$104	$35,638
Home equity and other consumer loans	3,437	22	3,459
Total consumer portfolio	$38,971	$126	$39,097

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at June 30, 2018 and December 31, 2017. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

Note 3—Loans and Allowance for Loan Losses (Continued)

	June 30, 2018
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$30,742	$6,028	$397	$37,167
Home equity and other consumer loans	2,717	1,021	55	3,793
Total consumer portfolio	$33,459	$7,049	$452	$40,960
Percentage of total	82%	17%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2017
	FICO scores
(Dollars in millions)	720 and above	Below 720	No FICO Available(1)	Total
Residential mortgage	$28,786	$6,082	$411	$35,279
Home equity and other consumer loans	2,404	918	84	3,406
Total consumer portfolio	$31,190	$7,000	$495	$38,685
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	June 30, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$36,615	$522	$27	$3	$37,167
Home equity loans	1,988	219	15	30	2,252
Total consumer portfolio	$38,603	$741	$42	$33	$39,419
Percentage of total	98%	2%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$34,472	$771	$4	$32	$35,279
Home equity loans	2,052	248	24	33	2,357
Total consumer portfolio	$36,524	$1,019	$28	$65	$37,636
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of June 30, 2018 and December 31, 2017. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $40 million and $66 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2018 and December 31, 2017, respectively.

(Dollars in millions)	June 30, 2018	December 31, 2017
Commercial and industrial	$219	$202
Commercial mortgage	54	7
Construction	78	128
Total commercial portfolio	351	337
Residential mortgage	202	215
Home equity and other consumer loans	23	25
Total consumer portfolio	225	240
Total restructured loans	$576	$577

For the second quarter of 2018, TDR modifications in the commercial portfolio segment were primarily composed of interest rate changes, maturity extensions, covenant waivers, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, primarily all of the modifications were composed of interest rate reductions or maturity extensions. Charge-offs related to TDR modifications for the six months ended June 30, 2018 and June 30, 2017 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs is measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$90	$90	$104	$104
Total commercial portfolio	90	90	104	104
Residential mortgage	1	1	2	2
Home equity and other consumer loans	1	1	1	1
Total consumer portfolio	2	2	3	3
Total	$92	$92	$107	$107

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$18	$18	$96	$96
Commercial mortgage	1	1	1	1
Construction	—	—	61	61
Total commercial portfolio	19	19	158	158
Residential mortgage	4	4	8	8
Home equity and other consumer loans	2	2	2	2
Total consumer portfolio	6	6	10	10
Total	$25	$25	$168	$168

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2018 and 2017, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Residential mortgage	$2	$2
Total consumer portfolio	2	2
Total	$2	$2

(Dollars in millions)	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Commercial and industrial	$17	$19
Commercial mortgage	—	1
Total commercial portfolio	17	20
Residential mortgage	—	1
Total consumer portfolio	—	1
Total	$17	$21

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
The following tables show information about impaired loans by class as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$288	$34	$322	$64	$346	$54
Commercial mortgage	26	54	80	—	26	54
Construction	—	78	78	—	—	78
Total commercial portfolio	314	166	480	64	372	186
Residential mortgage	205	55	260	13	219	64
Home equity and other consumer loans	24	13	37	—	25	22
Total consumer portfolio	229	68	297	13	244	86
Total	$543	$234	$777	$77	$616	$272

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$287	$93	$380	$57	$348	$102
Commercial mortgage	33	3	36	1	33	3
Construction	—	128	128	—	—	128
Total commercial portfolio	320	224	544	58	381	233
Residential mortgage	218	59	277	15	234	69
Home equity and other consumer loans	29	15	44	—	30	24
Total consumer portfolio	247	74	321	15	264	93
Total	$567	$298	$865	$73	$645	$326

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and six months ended June 30, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$296	$3	$419	$—	$294	$5	$447	$4
Commercial mortgage	51	8	61	1	44	18	40	1
Construction	111	2	11	—	120	4	14	—
Total commercial portfolio	458	13	491	1	458	27	501	5
Residential mortgage	264	3	233	2	268	7	235	4
Home equity and other consumer loans	38	1	28	1	40	2	29	1
Total consumer portfolio	302	4	261	3	308	9	264	5
Total	$760	$17	$752	$4	$766	$36	$765	$10
The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during the three and six months ended June 30, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
(Dollars in millions)	Net transfer of loans held for investment to (from) loans held for sale	Proceeds from sale	Net transfer of loans held for investment to (from) loans held for sale	Proceeds from sale	Net transfer of loans held for investment to (from) loans held for sale	Proceeds from sale	Net transfer of loans held for investment to (from) loans held for sale	Proceeds from sale
Commercial portfolio	$24	$274	$126	$299	$(67)	$514	$360	$646
Consumer portfolio	—	—	—	—	—	—	(4)	—
Total	$24	$274	$126	$299	$(67)	$514	$356	$646

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$54	$54	$—	$—
Leasing investments	1	574	147	722	22	22
Total consolidated VIEs	$1	$574	$201	$776	$22	$22

	December 31, 2017
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$68	$68	$—	$—
Leasing investments	1	583	158	742	24	24
Total consolidated VIEs	$1	$583	$226	$810	$24	$24

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at June 30, 2018 and December 31, 2017. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the six months ended June 30, 2018 and June 30, 2017, the Company had noncash increases in unfunded commitments on LIHC investments of $45 million and $18 million, respectively, included within other liabilities.

	June 30, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$235	$1,008	$1,271	$208	$208	$1,271
Leasing investments	1	—	22	1,518	1,541	48	48	1,562
Other investments	—	—	20	29	49	—	—	89
Total unconsolidated VIEs	$1	$28	$277	$2,555	$2,861	$256	$256	$2,922

	December 31, 2017
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$29	$228	$1,028	$1,285	$254	$254	$1,284
Leasing investments	1	—	24	1,745	1,770	53	53	1,792
Other investments	—	—	24	26	50	—	—	132
Total unconsolidated VIEs	$1	$29	$276	$2,799	$3,105	$307	$307	$3,208

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$2	$4	$4
Amortization of LIHC investments included in income tax expense	34	36	68	69
Tax credits and other tax benefits from LIHC investments included in income tax expense	47	47	91	92

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

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$11,769	$250	$1,409	$365	$13,793
U.S. government-sponsored agency securities	92	—	—	—	92
Money market securities	2	—	26	—	28
Mortgage-backed securities	9,011	3,872	6,332	750	19,965
Corporate bonds	1,044	142	1,134	—	2,320
State and municipal securities	249	21	264	—	534
Equity securities	113	106	239	—	458
Total	$22,280	$4,391	$9,404	$1,115	$37,190
Securities loaned:
U.S. Treasury securities	$—	$219	$—	$—	$219
Equity securities	672	127	46	—	845
Total	$672	$346	$46	$—	$1,064

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2017
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$8,244	$2,370	$1,046	$1,158	$12,818
U.S. government-sponsored agency securities	115	38	63	—	216
Other sovereign government obligations	—	—	4	—	4
Money market securities	1	—	6	—	7
Asset-backed securities	32	—	164	—	196
Mortgage-backed securities	8,322	4,972	5,859	250	19,403
Corporate bonds	580	620	1,125	—	2,325
State and municipal securities	283	—	276	—	559
Equity securities	416	376	189	—	981
Total	$17,993	$8,376	$8,732	$1,408	$36,509
Securities loaned:
Corporate bonds	$—	$322	$—	$—	$322
Equity securities	446	10	101	—	557
Total	$446	$332	$101	$—	$879

Offsetting Financial Assets and Liabilities

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

The following tables present the offsetting of financial assets and liabilities as of June 30, 2018 and December 31, 2017.

	June 30, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$807	$331	$476	$14	$—	$462
Securities borrowed or purchased under resale agreements	32,723	12,675	20,048	19,953	—	95
Total	$33,530	$13,006	$20,524	$19,967	$—	$557
Financial Liabilities:
Derivative liabilities	$934	$336	$598	$86	$—	$512
Securities loaned or sold under repurchase agreements	38,254	12,675	25,579	24,773	—	806
Total	$39,188	$13,011	$26,177	$24,859	$—	$1,318

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,322	$607	$715	$25	$—	$690
Securities borrowed or purchased under resale agreements	31,845	10,951	20,894	20,816	—	78
Total	$33,167	$11,558	$21,609	$20,841	$—	$768
Financial Liabilities:
Derivative liabilities	$1,127	$620	$507	$142	$—	$365
Securities loaned or sold under repurchase agreements	37,388	10,951	26,437	25,639	—	798
Total	$38,515	$11,571	$26,944	$25,781	$—	$1,163

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	June 30, 2018	December 31, 2017
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 1.92% and 1.26% at June 30, 2018 and December 31, 2017, respectively	$462	$347
Federal Home Loan Bank advances, with a weighted average interest rate of 2.06% and 1.42% at June 30, 2018 and December 31, 2017, respectively	8,200	5,750
Total debt issued by MUB	8,662	6,097
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 2.64% and 1.88% at June 30, 2018 and December 31, 2017, respectively	151	168
Short-term debt due to affiliates, with weighted average interest rates of (-.08)% and (-0.09)% at June 30, 2018 and December 31, 2017, respectively	951	801
Total debt issued by other MUAH subsidiaries	1,102	969
Total commercial paper and other short-term borrowings	$9,764	$7,066

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD equivalent 1.4 billion). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or U.S. Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At June 30, 2018, MUSA had JPY 105 billion (USD equivalent 951 million) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	June 30, 2018	December 31, 2017
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bore interest at 0.57% above 3-month LIBOR, had a rate of 1.97% at December 31, 2017	$—	$250
Fixed rate 1.625% notes due February 2018	—	450
Fixed rate 2.25% notes due February 2020	998	998
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 3.00% notes due February 2025	496	496
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 3.21% at June 30, 2018 and 2.45% at December 31, 2017	545	545
Floating rate debt due September 2020. This note, which bears interest at 0.85% above 3-month LIBOR, had a rate of 3.20% at June 30, 2018 and 2.54% at December 31, 2017	3,500	3,500
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at June 30, 2018 and 0.76% at December 31, 2017	24	24
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 3.73% at June 30, 2018 and 3.07% at December 31, 2017	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 4.04% at June 30, 2018 and 3.29% at December 31, 2017	37	36
Total debt issued by MUAH	6,298	6,997

Debt issued by MUB
Senior debt:
Fixed rate 2.63% notes due September 2018	1,000	1,000
Fixed rate 2.25% notes due May 2019	495	497
Fixed rate FHLB of San Francisco advances due between July 2018 and June 2020. These notes bear a combined weighted-average rate of 2.06% at June 30, 2018 and 1.51% at December 31, 2017	5,200	1,500
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due June 2023. This note, which bore interest at 1.20% above 3-month LIBOR, had a rate 2.89% at December 31, 2017	—	750
Other	39	63
Total debt issued by MUB	6,734	3,810

Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted-average interest rate of 2.34% at June 30, 2018 and 1.78% at December 31, 2017	250	291
Various fixed rate borrowings due between February 2019 and May 2024 with a weighted-average interest rate of 1.83% (between 0.14% and 2.44%) at June 30, 2018 and 2.12% (between 1.37% and 2.65%) at December 31, 2017	286	339
Subordinated debt due to Affiliate:
Various floating rate borrowings due between September 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had a weighted-average interest rate of 3.93% (between 3.83% and 3.98%) at June 30, 2018 and 2.95% (between 2.88% and 3.04%) at December 31, 2017	110	185

Note 7—Long Term Debt (Continued)

Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due between November 2018 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 3.70% (between 2.34% and 4.48%) at June 30, 2018 and 3.07% (between 1.49% and 5.58%) at December 31, 2017	90	79
Fixed rate non-recourse borrowings due between January 2019 and July 2023 which had an interest rate of 3.07% at June 30, 2018 and 3.27% at December 31, 2017	204	240
Other non-recourse debt:
Various floating rate non-recourse borrowings due between December 2018 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted-average interest rate of 3.58% (between 3.33% and 4.20%) at June 30, 2018 and 2.88% (between 2.50% and 3.54%) at December 31, 2017	186	185
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at June 30, 2018 and December 31, 2017	34	36
Total debt issued by other MUAH subsidiaries	1,160	1,355
Total long-term debt	$14,192	$12,162

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, by major category and by valuation hierarchy level.

	June 30, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$2,773	$—	$—	$2,773
U.S. government-sponsored agency securities	—	115	—	—	115
State and municipal securities	—	12	—	—	12
Commercial paper	—	31	—	—	31
Corporate bonds	—	1,410	—	—	1,410
Asset-backed securities	—	318	—	—	318
Mortgage-backed securities	—	6,978	—	—	6,978
Equities	212	—	—	—	212
Interest rate derivative contracts	9	459	1	(136)	333
Commodity derivative contracts	—	43	—	(34)	9
Foreign exchange derivative contracts	—	238	—	(114)	124
Equity derivative contracts	3	—	49	(47)	5
Total trading account assets	224	12,377	50	(331)	12,320
Securities available for sale(3):
Asset Liability Management securities:
U.S. Treasury	—	3,367	—	—	3,367
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	7,792	—	—	7,792
Privately issued	—	874	—	—	874
Privately issued - commercial mortgage-backed securities	—	944	—	—	944
Collateralized loan obligations	—	1,487	—	—	1,487
Other	—	5	—	—	5
Other debt securities:
Direct bank purchase bonds	—	—	1,399	—	1,399
Other	—	53	96	—	149
Total securities available for sale	—	14,522	1,495	—	16,017
Other assets:
Mortgage servicing rights(2)	—	—	148	—	148
Interest rate hedging contracts(3)	—	4	—	—	4
Other derivative contracts(2)	—	—	1	—	1
Equity securities(2)	10	—	—	—	10
Total other assets	10	4	149	—	163
Total assets	$234	$26,903	$1,694	$(331)	$28,500
Percentage of total	1%	94%	6%	(1)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$3,488	$—	$—	$3,488
Commercial paper	—	35	—	—	35
Corporate bonds	—	779	—	—	779
Equities	101	—	—	—	101
Trading derivatives:
Interest rate derivative contracts	37	651	—	(243)	445
Commodity derivative contracts	—	32	—	(23)	9
Foreign exchange derivative contracts	1	139	—	(58)	82
Equity derivative contracts	3	—	49	—	52
Total trading account liabilities	142	5,124	49	(324)	4,991
Other liabilities:
FDIC clawback liability(2)	—	—	113	—	113
Other derivative contracts(2)	—	16	6	(12)	10
Total other liabilities	—	16	119	(12)	123
Total liabilities	$142	$5,140	$168	$(336)	$5,114
Percentage of total	3%	101%	3%	(7)%	100%
Percentage of total Company liabilities	—%	4%	—%	—%	4%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income.

(3)	Fair value through other comprehensive income.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$1,926	$—	$—	$1,926
U.S. government-sponsored agency securities	—	118	—	—	118
State and municipal securities	—	11	—	—	11
Commercial paper	—	7	—	—	7
Other sovereign government obligations	—	8	—	—	8
Corporate bonds	—	1,054	—	—	1,054
Asset-backed securities	—	199	—	—	199
Mortgage-backed securities	—	6,339	—	—	6,339
Equities	193	—	—	—	193
Interest rate derivative contracts	7	870	1	(353)	525
Commodity derivative contracts	—	50	—	(49)	1
Foreign exchange derivative contracts	—	249	1	(68)	182
Equity derivative contracts	2	—	137	(135)	4
Total trading account assets	202	10,831	139	(605)	10,567
Securities available for sale(3):
Asset Liability Management securities:
U.S. Treasury	—	3,252	—	—	3,252
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	9,208	—	—	9,208
Privately issued	—	694	—	—	694
Privately issued - commercial mortgage-backed securities	—	822	—	—	822
Collateralized loan obligations	—	1,905	—	—	1,905
Other	—	5	—	—	5
Other debt securities:
Direct bank purchase bonds	—	—	1,503	—	1,503
Other	—	68	96	—	164
Equity securities	10	—	—	—	10
Total securities available for sale	10	15,954	1,599	—	17,563
Other assets:
Mortgage servicing rights(2)	—	—	64	—	64
Interest rate hedging contracts(3)	—	2	—	—	2
Other derivative contracts(2)	—	2	1	(2)	1
Total other assets	—	4	65	(2)	67
Total assets	$212	$26,789	$1,803	$(607)	$28,197
Percentage of total	1%	95%	6%	(2)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,709	$—	$—	$2,709
Other sovereign government obligations	—	7	—	—	7
Corporate bonds	—	348	—	—	348
Equities	35	—	—	—	35
Trading derivatives:
Interest rate derivative contracts	3	643	—	(382)	264
Commodity derivative contracts	—	33	—	(20)	13
Foreign exchange derivative contracts	1	144	1	(66)	80
Equity derivative contracts	7	—	137	—	144
Total trading account liabilities	46	3,884	138	(468)	3,600
Other liabilities:
FDIC clawback liability(2)	—	—	113	—	113
Interest rate hedging contracts(3)	—	149	—	(149)	—
Other derivative contracts(2)	—	3	6	(3)	6
Total other liabilities	—	152	119	(152)	119
Total liabilities	$46	$4,036	$257	$(620)	$3,719
Percentage of total	1%	109%	7%	(17)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income.

(3)	Fair value through other comprehensive income.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017. Level 3 available for sale securities at June 30, 2018 and 2017 primarily consist of direct bank purchase bonds. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period.

	For the Three Months Ended
	June 30, 2018					June 30, 2017
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$55	$1,506	$106	$(54)	$(119)	$172	$1,569	$35	$(168)	$(119)
Total gains (losses) (realized/unrealized):
Included in income before taxes	4	—	2	(4)	—	11	—	(2)	(12)	1
Included in other comprehensive income	—	(1)	—	—	—	—	9	—	—	—
Purchases/additions	—	1	41	—	—	—	1	16	—	—
Settlements	(9)	(11)	—	9	—	(12)	(7)	—	11	—
Asset (liability) balance, end of period	$50	$1,495	$149	$(49)	$(119)	$171	$1,572	$49	$(169)	$(118)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$4	$—	$2	$(4)	$—	$11	$—	$(2)	$(12)	$1

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Six Months Ended
	June 30, 2018					June 30, 2017
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$139	$1,600	$65	$(138)	$(119)	$168	$1,638	$24	$(166)	$(121)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(6)	—	9	6	—	41	—	(2)	(40)	3
Included in other comprehensive income	—	(17)	—	—	—	—	12	—	—	—
Purchases/additions	—	73	75	—	—	—	2	27	—	—
Settlements	(83)	(161)	—	83	—	(38)	(80)	—	37	—
Asset (liability) balance, end of period	$50	$1,495	$149	$(49)	$(119)	$171	$1,572	$49	$(169)	$(118)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(6)	$—	$9	$6	$—	$41	$—	$(2)	$(40)	$3

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at June 30, 2018.

	June 30, 2018
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,399	Return on equity	Market-required return on capital	8.0 - 10.0%	9.5%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	25.3%

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value in certain situations, such as impairment, and these measurements are referred to as nonrecurring. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2018 and 2017 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2018				Gain (Loss) For the Three Months Ended June 30, 2018	Gain (Loss) For the Six Months Ended June 30, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans held for investment
Impaired loans	$122	$—	$—	$122	$(13)	$(14)
Other assets
Software	—	—	—	—	—	(2)
Private equity investments	10	—	—	10	—	(2)
Renewable energy investment	2	—	—	2	(2)	(2)
Consolidated LIHC VIE	54	—	—	54	(8)	(8)
Total	$188	$—	$—	$188	$(23)	$(28)

	June 30, 2017				Gain (Loss) For the Three Months Ended June 30, 2017	Gain (Loss) For the Six Months Ended June 30, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3
Loans held for investment
Impaired loans	$124	$—	$—	$124	$(5)	$(21)
Other assets
Software	—	—	—	—	—	(3)
Loans held for sale	7	—	—	7	—	(2)
Renewable energy investment	—	—	—	—	—	2
Consolidated LIHC VIE	91	—	—	91	(8)	(8)
Total	$222	$—	$—	$222	$(13)	$(32)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level as of June 30, 2018 and as of December 31, 2017.

	June 30, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$6,725	$6,725	$6,725	$—	$—
Securities borrowed or purchased under resale agreements	20,048	20,048	—	20,048	—
Securities held to maturity	10,997	10,729	—	10,729	—
Loans held for investment(1)	80,371	80,343	—	—	80,343
Other assets	65	65	65	—	—
Liabilities
Time deposits	$6,978	$7,006	$—	$7,006	$—
Securities loaned or sold under repurchase agreements	25,579	25,579	—	25,579	—
Commercial paper and other short-term borrowings	9,764	9,764	—	9,764	—
Long-term debt	14,192	14,167	—	14,167	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$155	$223	$—	$—	$223

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,392	$3,392	$3,392	$—	$—
Securities borrowed or purchased under resale agreements	20,894	20,894	—	20,894	—
Securities held to maturity	9,885	9,799	—	9,799	—
Loans held for investment(1)	78,023	79,051	—	—	79,051
Liabilities
Deposits	$84,787	$84,743	$—	$84,743	$—
Securities loaned or sold under repurchase agreements	26,437	26,437	—	26,437	—
Commercial paper and other short-term borrowings	7,066	7,066	—	7,066	—
Long-term debt	12,162	12,162	—	12,162	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$174	$174	$—	$—	$174

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of June 30, 2018 and December 31, 2017. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2018			December 31, 2017
		Fair Value			Fair Value
	Notional	Asset	Liability	Notional	Asset	Liability
(Dollars in millions)	Amount	Derivatives	Derivatives	Amount	Derivatives	Derivatives
Cash flow hedges
Interest rate contracts	$181	$4	$—	$6,998	$2	$149
Fair value hedges
Interest rate contracts	—	—	—	500	—	—
Not designated as hedging instruments:
Trading
Interest rate contracts	108,129	469	688	132,214	878	646
Commodity contracts	569	43	32	1,244	50	33
Foreign exchange contracts	7,975	238	140	7,053	250	146
Equity contracts	815	52	52	1,496	139	144
Other contracts	46	—	—	4	—	—
Total Trading	117,534	802	912	142,011	1,317	969
Other risk management	1,300	1	22	1,345	3	9
Total derivative instruments	$119,015	$807	$934	$150,854	$1,322	$1,127

We recognized net losses of $49 million and net gains of $2 million on other risk management derivatives for the three and six months ended June 30, 2018, respectively, and net losses of $10 million and $6 million for the three and six months ended June 30, 2017, respectively, which are included in other noninterest income.

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
The Company used interest rate swaps with an aggregate notional amount of $181 million at June 30, 2018 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At June 30, 2018, the weighted average remaining life of the active cash flow hedges was 2.1 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At June 30, 2018, the Company expects to reclassify approximately $69 million of losses from AOCI as a reduction to net interest income during the twelve months ending June 30, 2019. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2018.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017.

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			(Gain) Loss Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2018	2017	Location	2018	2017	Location	2018	2017
Derivatives in cash flow hedging relationships
			Interest income	$(8)	$20
Interest rate contracts	$(19)	$55	Interest expense	—	—	Noninterest expense	$(1)	$1
Total	$(19)	$55		$(8)	$20		$(1)	$1

	Amount of Gain or (Loss) Recognized in OCI on Derivative Instruments (Effective Portion)			Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative Instruments (Ineffective Portion)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2018	2017	Location	2018	2017	Location	2018	2017
Derivatives in cash flow hedging relationships
			Interest income	$(8)	$49
Interest rate contracts	$(98)	$36	Interest expense	—	—	Noninterest expense	$(1)	$3
Total	$(98)	$36		$(8)	$49		$(1)	$3

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
The following tables present the gains (losses) on the Company's fair value hedges and hedged item for the three and six months ended June 30, 2018 and 2017.

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$—	$—	$—	$(2)	$2	$—
Total	$—	$—	$—	$(2)	$2	$—

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$1	$(1)	$—	$(1)	$—	$(1)
Total	$1	$(1)	$—	$(1)	$—	$(1)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and six months ended June 30, 2018 and 2017.

	Gain or (Loss) Recognized in Income on Derivative Instruments		Gain or (Loss) Recognized in Income on Derivative Instruments
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Trading derivatives:
Interest rate contracts	$17	$(36)	$130	$(58)
Equity contracts	1	—	18	—
Foreign exchange contracts	12	11	21	21
Commodity contracts	—	1	—	1
Total	$30	$(24)	$169	$(36)

Offsetting Financial Assets and Liabilities
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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and six months ended June 30, 2018 and 2017.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(19)	$5	$(14)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	8	(2)	6
Net change	(11)	3	(8)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(60)	15	(45)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	8	(2)	6
Net change	(55)	14	(41)
Pension and other benefits:
Amortization of prior service credit(1)	(11)	4	(7)
Recognized net actuarial (gain) loss(1)	24	(7)	17
Net change	13	(3)	10
Net change in AOCI	$(53)	$14	$(39)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$55	$(21)	$34
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(20)	8	(12)
Net change	35	(13)	22
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	41	(15)	26
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(7)	3	(4)
Amortization of net unrealized (gains) losses on held to maturity securities	4	(2)	2
Net change	38	(14)	24
Foreign currency translation adjustment	4	(2)	2
Pension and other benefits:
Amortization of prior service credit(1)	(12)	4	(8)
Recognized net actuarial (gain) loss(1)	23	(9)	14
Net change	11	(5)	6
Net change in AOCI	$88	$(34)	$54

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11.

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(98)	$26	$(72)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	8	(2)	6
Net change	(90)	24	(66)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(322)	84	(238)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	12	(3)	9
Net change	(313)	82	(231)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit(1)	(21)	6	(15)
Recognized net actuarial (gain) loss(1)	48	(13)	35
Net change	27	(7)	20
Other	(1)	—	(1)
Net change in AOCI	$(380)	$100	$(280)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$36	$(14)	$22
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(49)	19	(30)
Net change	(13)	5	(8)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	97	(38)	59
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(9)	4	(5)
Amortization of net unrealized (gains) losses on held to maturity securities	9	(4)	5
Net change	97	(38)	59
Foreign currency translation adjustment	5	(2)	3
Pension and other benefits:
Amortization of prior service credit (1)	(24)	9	(15)
Recognized net actuarial (gain) loss(1)	46	(18)	28
Net change	22	(9)	13
Net change in AOCI	$111	$(44)	$67

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended June 30, 2017 and 2018:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, March 31, 2017	$(107)	$(173)	$(21)	$(582)	$—	$(883)
Other comprehensive income (loss) before reclassifications	34	26	2	—	—	62
Amounts reclassified from AOCI	(12)	(2)	—	6	—	(8)
Balance, June 30, 2017	$(85)	$(149)	$(19)	$(576)	$—	$(829)
Balance, March 31, 2018	$(232)	$(423)	$—	$(590)	$(1)	$(1,246)
Other comprehensive income (loss) before reclassifications	(14)	(45)	—	—	—	(59)
Amounts reclassified from AOCI	6	4	—	10	—	20
Balance, June 30, 2018	$(240)	$(464)	$—	$(580)	$(1)	$(1,285)

For the Six Months Ended June 30, 2017 and 2018:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
(Dollars in millions)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$—	$(896)
Other comprehensive income (loss) before reclassifications	22	59	3	—	—	84
Amounts reclassified from AOCI	(30)	—	—	13	—	(17)
Balance, June 30, 2017	$(85)	$(149)	$(19)	$(576)	$—	$(829)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(72)	(238)	(2)	—	(1)	(313)
Amounts reclassified from AOCI	6	7	—	20	—	33
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, June 30, 2018	$(240)	$(464)	$—	$(580)	$(1)	$(1,285)

(1)
Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd during the first quarter of 2018.

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2018 and 2017. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$20	$16	$2	$1	$—	$—
Interest cost	25	25	2	2	—	—
Expected return on plan assets	(67)	(63)	(5)	(4)	—	—
Amortization of prior service credit	(7)	(6)	(4)	(6)	—	—
Recognized net actuarial loss	22	21	1	1	1	1
Total net periodic benefit (income) cost	$(7)	$(7)	$(4)	$(6)	$1	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$39	$35	$3	$3	$—	$—
Interest cost	50	50	4	4	1	1
Expected return on plan assets	(134)	(127)	(10)	(9)	—	—
Amortization of prior service credit	(13)	(13)	(8)	(11)	—	—
Recognized net actuarial loss	44	40	2	4	2	2
Total net periodic benefit (income) cost	$(14)	$(15)	$(9)	$(9)	$3	$3

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	June 30, 2018
Commitments to extend credit	$34,157
Issued standby and commercial letters of credit	5,023
Commitments to enter into forward-starting resale agreements	1,302
Other commitments	568
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. Additionally, the Company enters into risk participations in bankers' acceptances wherein a fee is received to guarantee a portion of the credit risk on an acceptance of another bank. The majority of these types of commitments have terms of 1 year or less. As of June 30, 2018, the carrying amount of the Company's risk participations in bankers' acceptances and standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2018, the current exposure to loss under these contracts totaled $1 million, and the maximum potential exposure to loss in the future was estimated at $30 million.
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

Note 13—Business Segments
The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking, and MUSA. The Company uses various management accounting methodologies to measure the performance of its segments. Unlike GAAP, there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were separate economic entities.
Methodologies that are applied to the measurement of segment profitability, which are enhanced from time to time, include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. In the second quarter of 2018, the Company began measuring the performance of its business segments by reporting revenues and expenses from products and services sold entirely within the business segment that manages the customer relationship. The Company previously applied a “market view” perspective in measuring the business segments, which reported revenues and expenses from products and services sold in both the business segment that provided the product and the business segment that managed the customer relationship. Prior period results have been revised to conform to the current period presentation.
The funds transfer pricing system assigns a cost of funds or a credit for funds to assets or liabilities based on their type, maturity or repricing characteristics between Corporate Treasury and the operating segments. A segment receives a credit from Corporate Treasury for its funding sources. Conversely, a segment is assigned a charge by Corporate Treasury to fund its assets. Certain indirect costs, such as operations and technology expense, are allocated to the segments based on an activity-based costing methodology. Other indirect costs, such as corporate overhead, are allocated to the segments based on internal surveys and metrics that serve as proxies for estimated usage. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Certain non-bank subsidiaries, including MUSA, are reported based on their GAAP results.
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

Note 13—Business Segments (Continued)

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

Note 13—Business Segments (Continued)

As of and for the Three Months Ended June 30, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$540	$101	$67	$51	$66	$825
Noninterest income	116	98	15	77	290	596
Total revenue	656	199	82	128	356	1,421
Noninterest expense	532	103	65	116	267	1,083
(Reversal of) provision for credit losses	(5)	(5)	—	—	(9)	(19)
Income (loss) before income taxes and including noncontrolling interests	129	101	17	12	98	357
Income tax expense (benefit) (1)	26	(4)	4	3	(1)	28
Net income (loss) including noncontrolling interests	103	105	13	9	99	329
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	15	15
Net income (loss) attributable to MUAH	$103	$105	$13	$9	$114	$344

Total assets, end of period	$70,186	$19,740	$991	$32,904	$36,552	$160,373

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three Months Ended June 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$510	$112	$60	$57	$55	$794
Noninterest income	110	95	15	88	181	489
Total revenue	620	207	75	145	236	1,283
Noninterest expense	497	96	56	112	196	957
(Reversal of) provision for credit losses	18	(33)	—	—	(7)	(22)
Income (loss) before income taxes and including noncontrolling interests	105	144	19	33	47	348
Income tax expense (benefit) (1)	29	35	8	13	(22)	63
Net income (loss) including noncontrolling interests	76	109	11	20	69	285
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	10	10
Net income (loss) attributable to MUAH	$76	$109	$11	$20	$79	$295

Total assets, end of period	$64,403	$22,054	$1,082	$30,439	$32,578	$150,556

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 13—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,067	$203	$131	$105	$144	$1,650
Noninterest income	227	180	29	165	377	978
Total revenue	1,294	383	160	270	521	2,628
Noninterest expense	1,034	204	121	232	576	2,167
(Reversal of) provision for loan losses	7	(24)	(1)	—	(3)	(21)
Income (loss) before income taxes and including noncontrolling interests	253	203	40	38	(52)	482
Income tax expense (benefit) (1)	51	136	11	9	(221)	(14)
Net income (loss) including noncontrolling interests	202	67	29	29	169	496
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	14	14
Net income (loss) attributable to MUAH	$202	$67	$29	$29	$183	$510

Total assets, end of period	$70,186	$19,740	$991	$32,904	$36,552	$160,373

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Six Months Ended June 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,011	$226	$115	$116	$121	$1,589
Noninterest income	218	205	29	172	353	977
Total revenue	1,229	431	144	288	474	2,566
Noninterest expense	996	200	115	217	435	1,963
(Reversal of) provision for loan losses	20	(42)	—	—	(30)	(52)
Income (loss) before income taxes and including noncontrolling interests	213	273	29	71	69	655
Income tax expense (benefit) (1)	56	70	12	27	(19)	146
Net income (loss) including noncontrolling interests	157	203	17	44	88	509
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	15	15
Net income (loss) attributable to MUAH	$157	$203	$17	$44	$103	$524

Total assets, end of period	$64,403	$22,054	$1,082	$30,439	$32,578	$150,556

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. of our 2017 Form 10-K, which is incorporated by reference herein, in addition to the following information.
Industry Factors
The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition, or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult
We are subject to significant federal banking and federal and state securities regulation and supervision, which is primarily for the benefit and protection of our depositors and other customers and the Federal Deposit Insurance Fund and the banking system as a whole and not for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This can be expected to continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change at any time. Regulatory authorities may also change their interpretation of and intensify their examination of compliance with these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of perceived noncompliance, which could result in the imposition of significant penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may require additional management time and attention.
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
This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation – Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. of our 2017 Form 10-K.
Following the 2008 financial crisis, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item I. of our 2017 Form 10-K and "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Capital" in Part II, Item 7. of our 2017 Form 10-K.
On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes. Among other actions, the EGRRCPA raised the threshold for designation as a systemically important financial institution from $50 billion to $250 billion in assets. The new law, upon enactment, removes BHCs with less than $100 billion in assets from the application of enhanced prudential standards, and, 18 months after enactment, eliminates the applicability of enhanced prudential standards to BHCs with between $100 billion and $250 billion in assets unless the Federal Reserve by order or rule determines to apply enhanced prudential standards to any such institution. The Federal Reserve is authorized to establish by order or rule tailored enhanced prudential standards, including periodic stress tests and liquidity requirements, for BHCs with between $100 billion and $250 billion in assets and is required to tailor the application of enhanced prudential standards to BHCs of any size based on certain factors, including capital structure, riskiness, complexity, financial activities, size and other risk-related factors that the Federal Reserve deems appropriate. With respect to foreign banking organizations (“FBOs”), a provision of the EGRRCPA specifically states that the new law does not affect the continued applicability of enhanced prudential standards to FBOs with global assets equal to or greater than $100 billion. In addition, the new law does not limit the authority of the Federal Reserve to impose enhanced prudential standards requirements with respect to, or tailor the regulation of, an FBO with total assets equal to or greater than $100 billion, including the requirement for an IHC. Because MUFG, as an FBO, has total assets in excess of $100 billion, the Company expects that it will remain subject to the Federal Reserve’s enhanced prudential standards rules, even though various domestic BHCs with a size comparable to MUAH will be relieved from compliance with such rules.
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
Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, include reducing or eliminating over time the role of the GSEs (Fannie Mae and Freddie Mac) in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on the Bank’s residential mortgage lending business. In addition, any impact of such changes upon the credit quality of GSE’s and, therefore, upon agency MBS securities held by MUAH could result in material reductions in valuations, as well as adverse impacts upon MUSA’s agency MBS trading business.
Several cities in the United States (including New York, Los Angeles, San Diego, San Francisco, San Jose and Seattle) have adopted responsible banking ordinances and other cities are considering the adoption of similar ordinances. These ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services. In August of 2015, the United States District Court for the Southern District of New York issued an order which invalidated the New York City ordinance on the ground that it was pre-empted by federal and state banking laws. The case has now been dismissed. Whether and to what extent other responsible banking ordinances will be challenged and invalidated cannot be predicted at this time.
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
International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change at any time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by MUFG and MUFG Bank, Ltd., laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan, the Federal Reserve and other regulators may adversely affect our activities and investments and those of our subsidiaries in the future.
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
Refer to "Supervision and Regulation" in Part I, Item 1. in our 2017 Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
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

The potential long-run impact of these possible developments remains uncertain. For additional information regarding the possible effects of the changes in the U.S. federal tax laws on our business, see “The changes in the U.S. tax laws effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and some of which may be negative” in Part I, Item 1A. "Risk Factors" in our 2017 Form 10-K.
Company Factors
The California Consumer Privacy Act of 2018 could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of customers

In June of 2018, the Governor of California signed into law The California Consumer Privacy Act of 2018 (the “CCPA”). The new law, which becomes effective on January 1, 2020, provides consumers with expansive rights and control over their personal information which is obtained by or shared with “covered businesses” (which includes most banking institutions). The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against because of choices regarding the consumer’s personal information.
The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. The impact of the CCPA on the business of MUB is yet to be determined, but it could result in increased operating expenses, as well as, additional exposure to the risk of litigation by or on behalf of consumers. For additional information, see “Supervision and Regulation – Other Federal Laws and Regulations Affecting Banks – Privacy” in Part I, Item 1. of our 2017 Form 10-K.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 8, 2018	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2018	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: August 8, 2018	By:	/s/ ROLLAND D. JURGENS
Rolland D. Jurgens Controller and Chief Accounting Officer (Principal Accounting Officer)