Form 10-Q
period 2018-09-30
MUFG Americas Holdings Corp
filed 2018-11-07
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at October 31, 2018: 147,589,713
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this Form 10-Q, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 3. “Quantitative and Qualitative Disclosures About Market Risk” and Part II, Item 1A. “Risk Factors.”

Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CD	Certificate of deposit
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government-sponsored enterprise
GSIB	Global systemically important bank
IHC	Intermediate Holding Company
LIHC	Low income housing tax credit
LTV	Loan-to-value
MBS	Mortgage-backed securities
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCI	Other comprehensive income
OREO	Other real estate owned
RMBS	Residential mortgage-backed security
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SLR	Supplementary leverage ratio
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VaR	Value-at-risk
VIE	Variable interest entity

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
Forward-looking statements are subject to the "safe harbor" created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles and when we are speaking on behalf of MUFG Americas Holdings Corporation and its subsidiaries. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words "believe," "expect," "target," "anticipate," "intend," "plan," "seek," "estimate," "potential," "project," "forecast," "outlook," words of similar meaning, or future or conditional verbs such as "will," "would," "should," "could," "might," or "may." These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information known to our management at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made.
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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, and our borrowers’ ability to service their loans and on residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the financial crisis, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, the EGRRCPA, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, long-term debt, issuance of additional notes under the bank's unsecured bank note program, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation (and our expectation that we will restructure existing debt issued to our parent and replace a portion of our externally-placed debt with debt issued to our parent to comply with this regulation), and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” in our 2017 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report or in our other reports could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2018	September 30, 2017	Percent Change	September 30, 2018	September 30, 2017	Percent Change
Results of operations:
Net interest income	$832	$816	2%	$2,482	$2,405	3%
Noninterest income	626	515	22	1,604	1,492	8
Total revenue	1,458	1,331	10	4,086	3,897	5
Noninterest expense	1,059	982	8	3,226	2,945	10
Pre-tax, pre-provision income(1)	399	349	14	860	952	(10)
(Reversal of) provision for credit losses	64	18	256	43	(34)	226
Income before income taxes and including noncontrolling interests	335	331	1	817	986	(17)
Income tax expense (benefit)	35	109	(68)	21	255	(92)
Net income including noncontrolling interests	300	222	35	796	731	9
Deduct: Net loss from noncontrolling interests	6	10	(40)	20	25	(20)
Net income attributable to MUAH	$306	$232	32	$816	$756	8
Balance sheet (period average):
Total assets	$160,811	$152,695	5%	$159,209	$150,613	6%
Total securities	27,078	27,104	—	27,216	25,799	5
Securities borrowed or purchased under resale agreements	20,316	20,614	(1)	20,402	20,565	(1)
Total loans held for investment	83,164	79,047	5	81,955	78,514	4
Earning assets	147,432	138,995	6	145,734	137,429	6
Total deposits	86,783	85,263	2	84,933	85,723	(1)
Securities loaned or sold under repurchase agreements	26,679	26,183	2	26,898	25,926	4
MUAH stockholders' equity	18,682	18,485	1	18,376	17,827	3
Performance ratios:
Return on average assets(2)	0.76%	0.61%		0.68%	0.67%
Return on average MUAH stockholders' equity(2)	6.55	5.02		5.92	5.64
Return on average MUAH tangible common equity(2)(3)	8.22	6.35		7.47	7.10
Efficiency ratio(4)	72.59	73.78		78.93	75.57
Net interest margin(2)(5)	2.27	2.37		2.30	2.36
Net loans charged-off to average total loans held for investment(2)	0.03	0.03		0.03	0.17

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	September 30, 2018	December 31, 2017	Percent Change
Balance sheet (end of period):
Total assets	$161,036	$154,550	4%
Total securities	28,397	27,448	3
Securities borrowed or purchased under resale agreements	21,265	20,894	2
Total loans held for investment	83,653	80,014	5
Nonperforming assets	411	466	(12)
Total deposits	87,811	84,787	4
Securities loaned or sold under repurchase agreements	27,032	26,437	2
Long-term debt	12,796	12,162	5
MUAH stockholders' equity	18,742	18,255	3
Credit ratios:
Allowance for loan losses to total loans held for investment(6)	0.60%	0.59%
Allowance for loan losses to nonaccrual loans(6)	122.04	102.37
Allowance for credit losses to total loans held for investment(7)	0.74	0.75
Allowance for credit losses to nonaccrual loans(7)	151.64	128.75
Nonperforming assets to total loans held for investment and OREO	0.49	0.58
Nonperforming assets to total assets	0.26	0.30
Nonaccrual loans to total loans held for investment	0.49	0.58
Capital ratios:
Regulatory(8):
Common Equity Tier 1 risk-based capital ratio	16.58%	16.31%
Tier 1 risk-based capital ratio	16.58	16.31
Total risk-based capital ratio	17.54	17.76
Tier 1 leverage ratio	10.38	10.06
Other:
Tangible common equity ratio(9)	9.65%	9.73%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(10)	16.58	16.27

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

(1)
Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(2)	Annualized.

(3)
Return on tangible common equity, a non-GAAP financial measure, is net income excluding intangible asset amortization divided by average tangible common equity. Management believes that this ratio provides useful supplemental information regarding the Company's business results. The methodology for determining tangible common equity may differ among companies. See "Non-GAAP Financial Measures" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

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

(9)
The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. See "Capital Management" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

(10)
Common Equity Tier 1 risk-based capital (standardized, fully phased-in basis) is a non-GAAP financial measure that is used by investors, analysts and bank regulatory agencies to assess the capital position of financial services companies as if the transition provisions of the U.S. Basel III rules were fully phased in for the periods in which the ratio is disclosed.  Management reviews this ratio, which excludes components of accumulated other comprehensive loss, along with other measures of capital as part of its financial analyses and has included this non-GAAP information because of current interest in such information by market participants. See "Capital Management" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended September 30, 2018 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $161.0 billion at September 30, 2018.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2018 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the third quarter of 2018, revenue was comprised of 57% net interest income and 43% noninterest income. A summary of our financial results is discussed below.
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

Performance Highlights
Net income attributable to MUAH was $306 million and $816 million for the three and nine months ended September 30, 2018, respectively. Net income attributable to MUAH increased $74 million and $60 million, respectively, compared with the same periods in 2017, primarily due to higher net interest income from an increase in earning assets, higher fees from affiliates, and lower tax expense as a result of the TCJA. These increases in net income were partially offset by higher salaries and benefits expense. Net income for the nine months ended September 30, 2018 was also reduced by losses on certain renewable energy investments in the first quarter of 2018 as a result of the TCJA.
The provision for credit losses was $43 million for the nine months ended September 30, 2018, compared with a reversal of $34 million for the nine months ended September 30, 2017. The provision for credit losses in 2018 was primarily due to the impact of specific reserves for credit losses on impaired loans during the third quarter of 2018. The reversal of provision for credit losses in 2017 reflected general improvement in portfolio credit quality and composition.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 16.58%, 16.58% and 17.54%, respectively, at September 30, 2018. The Tier 1 leverage ratio was 10.38% at September 30, 2018.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and the net interest margin.

	For the Three Months Ended
	September 30, 2018			September 30, 2017

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$23,517	$259	4.35%	$24,619	$229	3.68%
Commercial mortgage	14,817	154	4.17	14,126	144	4.10
Construction	1,513	20	5.23	1,859	21	4.58
Lease financing	1,433	15	4.32	1,838	17	3.69
Residential mortgage	37,813	334	3.53	33,254	282	3.38
Home equity and other consumer loans	4,071	65	6.36	3,351	50	5.91
Total loans held for investment	83,164	847	4.06	79,047	743	3.75
Securities	27,078	171	2.51	27,104	154	2.28
Securities borrowed or purchased under resale agreements	20,316	171	3.35	20,614	97	1.87
Interest bearing deposits in banks	4,374	24	2.10	2,093	10	1.56
Federal funds sold	—	—	—	2	—	1.76
Trading account assets	12,094	109	3.58	9,802	89	3.62
Other earning assets	406	1	1.32	333	—	1.43
Total earning assets	147,432	1,323	3.57	138,995	1,093	3.13
Allowance for loan losses	(441)			(517)
Cash and due from banks	1,774			1,895
Premises and equipment, net	616			609
Other assets(4)	11,430			11,713
Total assets	$160,811			$152,695
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$36,734	$66	0.72%	$38,144	$37	0.39%
Savings	9,398	18	0.76	8,255	8	0.38
Time	8,165	40	1.92	5,549	17	1.20
Total interest bearing deposits	54,297	124	0.91	51,948	62	0.48
Commercial paper and other short-term borrowings	8,870	46	2.03	6,328	17	1.08
Securities loaned or sold under repurchase agreements	26,679	193	2.87	26,183	102	1.54
Long-term debt	13,871	92	2.66	10,935	66	2.39
Total borrowed funds	49,420	331	2.66	43,446	185	1.69
Trading account liabilities	3,812	30	3.06	3,157	20	2.53
Total interest bearing liabilities	107,529	485	1.79	98,551	267	1.08
Noninterest bearing deposits	32,486			33,315
Other liabilities(5)	2,030			2,218
Total liabilities	142,045			134,084
Equity
MUAH stockholders' equity	18,682			18,485
Noncontrolling interests	84			126
Total equity	18,766			18,611
Total liabilities and equity	$160,811			$152,695
Net interest income/spread (taxable-equivalent basis)		838	1.78%		826	2.05%
Impact of noninterest bearing deposits			0.42			0.28
Impact of other noninterest bearing sources			0.07			0.04
Net interest margin			2.27			2.37
Less: taxable-equivalent adjustment		6			10
Net interest income		$832			$816

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% and 35% for 2018 and 2017, respectively.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

	For the Nine Months Ended
	September 30, 2018			September 30, 2017

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$23,504	$726	4.13%	$25,146	$677	3.60%
Commercial mortgage	14,552	454	4.16	14,347	437	4.06
Construction	1,680	60	4.79	2,016	64	4.30
Lease financing	1,472	47	4.26	1,795	50	3.70
Residential mortgage	36,998	969	3.49	31,820	807	3.38
Home equity and other consumer loans	3,749	179	6.37	3,390	147	5.81
Total loans held for investment	81,955	2,435	3.97	78,514	2,182	3.71
Securities	27,216	500	2.45	25,799	424	2.19
Securities borrowed or purchased under resale agreements	20,402	454	2.98	20,565	243	1.58
Interest bearing deposits in banks	3,671	53	1.90	2,591	23	1.15
Federal funds sold	7	—	—	2	—	1.58
Trading account assets	12,036	308	3.42	9,496	245	3.45
Other earning assets	447	5	1.62	462	5	1.53
Total earning assets	145,734	3,755	3.44	137,429	3,122	3.03
Allowance for loan losses	(457)			(578)
Cash and due from banks	1,809			1,866
Premises and equipment, net	611			603
Other assets(4)	11,512			11,293
Total assets	$159,209			$150,613
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$36,695	$158	0.58%	$38,748	$106	0.37%
Savings	8,977	43	0.64	7,427	15	0.27
Time	6,480	77	1.59	5,507	48	1.16
Total interest bearing deposits	52,152	278	0.71	51,682	169	0.44
Commercial paper and other short-term borrowings	8,860	121	1.82	4,514	35	1.04
Securities loaned or sold under repurchase agreements	26,898	509	2.53	25,926	245	1.26
Long-term debt	14,116	266	2.51	11,079	183	2.20
Total borrowed funds	49,874	896	2.40	41,519	463	1.49
Trading account liabilities	3,718	81	2.90	2,885	56	2.58
Total interest-bearing liabilities	105,744	1,255	1.58	96,086	688	0.96
Noninterest bearing deposits	32,781			34,041
Other liabilities(5)	2,214			2,524
Total liabilities	140,739			132,651
Equity
MUAH stockholders' equity	18,376			17,827
Noncontrolling interests	94			135
Total equity	18,470			17,962
Total liabilities and equity	$159,209			$150,613
Net interest income/spread (taxable-equivalent basis)		2,500	1.86%		2,434	2.07%
Impact of noninterest bearing deposits			0.38			0.25
Impact of other noninterest bearing sources			0.06			0.04
Net interest margin			2.30			2.36
Less: taxable-equivalent adjustment		18			29
Net interest income		$2,482			$2,405

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% and 35% for 2018 and 2017, respectively.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income for the three and nine months ended September 30, 2018 increased $16 million and $77 million, respectively, compared with the same periods in 2017, due to an increase in earning assets, partially offset by a decline in the net interest margin. Earning assets increased largely due to increases in residential mortgages and trading assets, partially offset by a decrease in commercial and industrial loan balances. The net interest margin decreased ten and six basis points during the three and nine months ended September 30, 2018, respectively, due primarily to an increase in funding costs resulting from an increase in borrowed funds and a flatter yield curve, partially offset by the favorable effect of noninterest bearing deposits in a rising rate environment.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and nine months ended September 30, 2018 and 2017.
Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2018	September 30, 2017			September 30, 2018	September 30, 2017
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$44	$47	$(3)	(6)%	$134	$142	$(8)	(6)%
Trust and investment management fees	30	32	(2)	(6)	89	91	(2)	(2)
Trading account activities	(5)	(3)	(2)	(67)	(13)	(10)	(3)	(30)
Securities gains, net	1	6	(5)	(83)	4	15	(11)	(73)
Credit facility fees	23	26	(3)	(12)	69	75	(6)	(8)
Brokerage commissions and fees	18	16	2	13	55	52	3	6
Card processing fees, net	12	10	2	20	37	34	3	9
Investment banking and syndication fees	108	106	2	2	285	288	(3)	(1)
Fees from affiliates	306	209	97	46	881	639	242	38
Other, net	89	66	23	35	63	166	(103)	(62)
Total noninterest income	$626	$515	$111	22	$1,604	$1,492	$112	8
Noninterest income increased during the three and nine months ended September 30, 2018 compared with the prior year periods largely due to an increase in fees from affiliates. During the nine months ended September 30, 2018, noninterest income also increased due to fund administration fees from entities transferred to the Company on July 1, 2017 (included in other, net). These increases were offset by the Company's share of losses on certain renewable energy investments of $164 million recorded in the first quarter of 2018 as a result of the TCJA (included in other, net). The increase in fees from affiliates during 2018 was due to higher fees earned under the master services agreement with MUFG Bank, Ltd. and a change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations. During the three and nine months ended September 30, 2018, expenses of $49 million and $127 million, respectively, were presented as noninterest expense, rather than a reduction of fees from affiliates as they were presented through December 31, 2017.

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2018	September 30, 2017			September 30, 2018	September 30, 2017
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and employee benefits	$652	$621	$31	5%	$2,000	$1,881	$119	6%
Net occupancy and equipment	89	87	2	2	264	256	8	3
Professional and outside services	110	101	9	9	356	316	40	13
Software	73	49	24	49	213	142	71	50
Regulatory assessments	24	22	2	9	69	61	8	13
Intangible asset amortization	6	8	(2)	(25)	20	22	(2)	(9)
Other	105	94	11	12	304	267	37	14
Total noninterest expense	$1,059	$982	$77	8	$3,226	$2,945	$281	10

The increase in noninterest expense for the three and nine months ended September 30, 2018 compared with the prior year periods was driven primarily by the change in presentation of certain expenses and an increase in salaries and employee benefits expense. The increases in professional and outside services and software expenses were largely due to the change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations, as discussed in Noninterest Income above. The increase in salaries and employee benefits expense included the impact of higher headcount.

Income Tax Expense
In the third quarter of 2018, income tax expense was $35 million and the effective tax rate was 10%, compared with 33% in the third quarter of 2017. For the nine months ended September 30, 2018, income tax expense was $21 million and the effective tax rate was 3%, compared with 26% in the comparative prior year period.
Income tax expense and the effective tax rate for the three and nine months ended September 30, 2018 were lower than the comparative prior year periods as a result of the TCJA. Income tax expense during the nine months ended September 30, 2018 also included an adjustment to certain prior period state income taxes during the first quarter of 2018. Excluding that adjustment, the effective tax rate for the nine months ended September 30, 2018 would have been 9%.
For additional information regarding income tax expense, see "Income Tax Expense" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations ", “The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative” and “Our effective tax rates, and our future results can also be affected by our participation for state income tax purposes as a member of MUFG’s unitary group in the U.S. and by other factors” in Part I, Item 1A. "Risk Factors" and Note 17 "Income Taxes" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are principally comprised of U.S. Treasury securities, U.S. government-sponsored agency securities, RMBSs, CMBSs, Cash Flow CLOs, and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans. Securities held to maturity consist of U.S. Treasury securities, U.S. government-sponsored agency securities and U.S. government-sponsored agency RMBSs and CMBSs.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities are detailed in Note 2 "Securities" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

			Increase (Decrease)
	September 30, 2018	December 31, 2017
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$23,349	$23,281	$68	—%
Commercial mortgage	15,031	14,320	711	5
Construction	1,480	1,775	(295)	(17)
Lease financing	1,417	1,533	(116)	(8)
Total commercial portfolio	41,277	40,909	368	1
Residential mortgage	38,059	35,643	2,416	7
Home equity and other consumer loans	4,317	3,462	855	25
Total consumer portfolio	42,376	39,105	3,271	8
Total loans held for investment	$83,653	$80,014	$3,639	5

Loans held for investment increased from December 31, 2017 to September 30, 2018, primarily due to growth in the residential mortgage portfolio.
Deposits
The table below presents our deposits as of September 30, 2018 and December 31, 2017.

			Increase (Decrease)
	September 30, 2018	December 31, 2017
(Dollars in millions)			Amount	Percent
Interest checking	$3,710	$5,209	$(1,499)	(29)%
Money market	32,615	33,245	(630)	(2)
Total interest bearing transaction and money market accounts	36,325	38,454	(2,129)	(6)
Savings	9,304	8,426	878	10
Time	9,957	5,305	4,652	88
Total interest bearing deposits	55,586	52,185	3,401	7
Noninterest bearing deposits	32,225	32,602	(377)	(1)
Total deposits	$87,811	$84,787	$3,024	4

Total deposits increased $3.0 billion from December 31, 2017 to September 30, 2018 due to an increase in time deposits, partially offset by a decrease in transaction and money market accounts. The increase in time deposits was primarily related to Consumer Banking and PurePoint Financial, the online division of the Bank. The decrease in transaction and money market accounts was primarily due to a decrease in high rate money market deposits within Consumer Banking.

Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. These balances are almost entirely attributable to MUSA. See Note 5 "Securities Financing Arrangements" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of September 30, 2018, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions. The Company has under consideration a common stock repurchase from its parent companies in the fourth quarter of 2018, subject to the approval of the Company’s board of directors. The Company’s capital ratios will continue to be significantly in excess of the requirements for “well-capitalized” institutions after any such transaction.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2018. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2018 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2018, the Company received notice that the Federal Reserve did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run Dodd-Frank Act stress test. In October 2018, the Company submitted its mid-cycle Dodd-Frank Act Stress Test results to the Federal Reserve and subsequently disclosed the results of those stress tests.
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
As required under U.S. Basel III rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1,

2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of September 30, 2018.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of September 30, 2018 and December 31, 2017.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	September 30, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$16,467	$15,708
Tier 1 capital	$16,467	$15,708
Tier 2 capital	958	1,398
Total risk-based capital	$17,425	$17,106
Risk-weighted assets	$99,339	$96,330
Average total assets for leverage capital purposes	$158,674	$156,126

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	September 30, 2018		December 31, 2017		September 30, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$16,467	16.58%	$15,708	16.31%	≥	$6,333	6.375%
Tier 1 capital (to risk-weighted assets)	16,467	16.58	15,708	16.31	≥	7,823	7.875
Total capital (to risk-weighted assets)	17,425	17.54	17,106	17.76	≥	9,810	9.875
Tier 1 leverage(2)	16,467	10.38	15,708	10.06	≥	6,347	4.000

(1)Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of September 30, 2018 and December 31, 2017.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	September 30, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$14,750	$14,028
Tier 1 capital	$14,750	$14,028
Tier 2 capital	592	1,307
Total risk-based capital	$15,342	$15,335
Risk-weighted assets	$89,011	$86,730
Average total assets for leverage capital purposes	$121,612	$119,052

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized under Prompt Corrective Action Provisions
(Dollars in millions)	September 30, 2018		December 31, 2017		September 30, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,750	16.57%	$14,028	16.17%	≥	$5,674	6.375%	≥	$5,786	6.50%
Tier 1 capital (to risk-weighted assets)	14,750	16.57	14,028	16.17	≥	7,010	7.875	≥	7,121	8.00
Total capital (to risk-weighted assets)	15,342	17.24	15,335	17.68	≥	8,790	9.875	≥	8,901	10.00
Tier 1 leverage(2)	14,750	12.13	14,028	11.78	≥	4,864	4.000	≥	6,081	5.00

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
In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at September 30, 2018. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
(Dollars in millions)
Total MUAH stockholders' equity	$18,742	$18,255
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(293)	(313)
Deferred tax liabilities related to goodwill and intangible assets	58	55
Tangible common equity (a)	$15,206	$14,696
Total assets	$161,036	$154,550
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(293)	(313)
Deferred tax liabilities related to goodwill and intangible assets	58	55
Tangible assets (b)	$157,500	$150,991
Tangible common equity ratio (a)/(b)	9.65%	9.73%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at September 30, 2018 and December 31, 2017 was estimated to be 16.58% and 16.27%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both September 30, 2018 and December 31, 2017.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of September 30, 2018 and December 31, 2017.

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	September 30, 2018	December 31, 2017
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$16,467	$15,708
Other	—	(51)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$16,467	$15,657
Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$99,339	$96,330
Adjustments	—	(107)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$99,339	$96,223
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	16.58%	16.27%

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

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item 1. "Business" in our 2017 Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, refer to “Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.
Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, refer to “Credit Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Allowance for Credit Losses
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in “Allowance for Credit Losses” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K. During the first quarter of 2018, the Company refined its methodology for estimating the allowance for commercial loans collectively evaluated for impairment and the allowance for losses on unfunded credit commitments. Previously the Company derived the allowance for these loans by assigning a loss factor based on an internal risk rating that estimated the probability that a credit facility may ultimately default (i.e. probability of default). The refinement implemented during the first quarter of 2018 now utilizes a dual factor internal risk rating system that encompasses both the probability of default and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default). During the second quarter of 2018, the Company implemented refinements to the qualitative considerations used in our reserve methodology. For additional information regarding our allowance for loan losses, refer to Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.
The allowance for loan losses was $501 million at September 30, 2018 compared with $476 million at December 31, 2017. Our ratio of allowance for loan losses to total loans held for investment was 0.60% as of September 30, 2018 and 0.59% as of December 31, 2017. The provision for loan losses was $62 million and $44 million for the three and nine months ended September 30, 2018, respectively, primarily due to the impact of specific reserves for impaired loans to discrete customers during the third quarter of 2018. The unallocated allowance for loan losses decreased from $30 million at December 31, 2017 to $10 million at September 30, 2018. This decrease resulted from refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses. Net loans charged off to average total loans held for investment were 0.03% for the three and nine months ended September 30, 2018, respectively, compared with 0.03% and 0.17% for the three and nine months ended September 30, 2017, respectively.

Nonaccrual loans were $411 million at September 30, 2018 compared with $465 million at December 31, 2017. The decrease in nonaccrual loans outstanding during the nine months ended September 30, 2018 was primarily driven by paydowns, payoffs, and loans returned to accrual, largely offset by new nonaccrual loans. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.49% at September 30, 2018 from 0.58% at December 31, 2017. Our ratio of allowance for loan losses to nonaccrual loans increased to 122.04% at September 30, 2018 from 102.37% at December 31, 2017. Criticized credits in the commercial segment were $1.5 billion at September 30, 2018 and $1.6 billion at December 31, 2017. Refer to Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for a description of criticized credits.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Allowance for loan losses, beginning of period	$445	$513	$476	$639
(Reversal of) provision for loan losses	62	33	44	(1)
Other	—	2	—	2
Loans charged off:
Commercial and industrial	(7)	(5)	(14)	(83)
Commercial and industrial - transfer to held for sale	—	(1)	—	(7)
Commercial mortgage	(1)	(1)	(1)	(1)
Total commercial portfolio	(8)	(7)	(15)	(91)
Residential mortgage	1	1	1	2
Home equity and other consumer loans	(9)	(11)	(28)	(34)
Total consumer portfolio	(8)	(10)	(27)	(32)
Total loans charged-off	(16)	(17)	(42)	(123)
Recoveries of loans previously charged-off:
Commercial and industrial	7	8	17	20
Commercial mortgage	1	—	1	1
Total commercial portfolio	8	8	18	21
Home equity and other consumer loans	2	3	5	4
Total consumer portfolio	2	3	5	4
Total recoveries of loans previously charged-off	10	11	23	25
Net loans recovered (charged-off)	(6)	(6)	(19)	(98)
Ending balance of allowance for loan losses	501	542	501	542
Allowance for losses on unfunded credit commitments	122	129	122	129
Total allowance for credit losses	$623	$671	$623	$671

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

The following table sets forth the components of nonperforming assets and TDRs.

	September 30, 2018	December 31, 2017	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$268	$319	$(51)	(16)%
Commercial mortgage	12	20	(8)	(40)
Total commercial portfolio	280	339	(59)	(17)
Residential mortgage	111	104	7	7
Home equity and other consumer loans	20	22	(2)	(9)
Total consumer portfolio	131	126	5	4
Total nonaccrual loans	411	465	(54)	(12)
OREO	—	1	(1)	(100)
Total nonperforming assets	$411	$466	$(55)	(12)
Troubled debt restructurings:
Accruing	$354	$348	$6	2%
Nonaccruing (included in total nonaccrual loans above)	252	229	23	10
Total troubled debt restructurings	$606	$577	$29	5
Total nonperforming assets as of September 30, 2018 were $411 million, or 0.26% of total assets, compared with $466 million, or 0.30% of total assets at December 31, 2017. The decrease in nonperforming assets of $55 million from December 31, 2017 to September 30, 2018 was driven primarily by paydowns, payoffs, and loans returned to accrual, largely offset by new nonaccrual loans.
Troubled Debt Restructurings
TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans are reviewed for impairment either individually or in pools with similar risk characteristics. Our loss mitigation strategies are designed to minimize economic loss and, at times, may result in changes to the original terms, including interest rate changes, maturity extensions, forbearance, principal paydowns, covenant waivers or changes, payment deferrals, or some combination thereof. We evaluate whether these changes to the terms and conditions of our loans meet the TDR criteria after considering the specific situation of the borrower and all relevant facts and circumstances related to the modification. For our consumer portfolio segment, TDRs are typically initially placed on nonaccrual and a minimum of six consecutive months of sustained performance is required before returning to accrual status. For our commercial portfolio segment, we generally determine accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, borrower performance under previous loan terms.

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2018 and December 31, 2017. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for more information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Commercial and industrial	$253	$202	1.02%	0.87%
Commercial mortgage	53	7	0.36	0.05
Construction	78	128	5.27	7.21
Total commercial portfolio	384	337	0.93	0.82
Residential mortgage	200	215	0.53	0.60
Home equity and other consumer loans	22	25	0.51	0.72
Total consumer portfolio	222	240	0.52	0.61
Total restructured loans	$606	$577	0.72	0.72
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $11 million and $12 million at September 30, 2018 and at December 31, 2017, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, information and manufacturing. No individual industry sector exceeded 10% of our total loans held for investment at either September 30, 2018 or December 31, 2017.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At September 30, 2018, 59% of the Company’s construction loan portfolio was concentrated in California, 18% to borrowers in New York and 7% to borrowers in Texas. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At September 30, 2018, 66% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in the state of Washington, and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At September 30, 2018, payment terms on 36% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity and other consumer loans are originated principally through our branch network and Private Banking offices. Approximately 28% and 29% of these home equity loans and lines were supported by first liens on residential properties as of September 30, 2018 and December 31, 2017, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage and home equity and other consumer loans at September 30, 2018 and December 31, 2017.

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
The Treasurer is primarily responsible for the implementation of interest rate risk management strategies approved by ALCO and for operational management of market risk, as defined above, through funding, investment and derivative hedging activities. The MRM unit is responsible for monitoring market risk and functions independently of all operating and management units and subsidiaries.
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

(Dollars in millions)	September 30, 2018	December 31, 2017
Effect on net interest income:
Increase 200 basis points	$130.1	$100.2
as a percentage of base case net interest income	3.96%	3.21%
Decrease 100 basis points	$(79.9)	$(75.7)
as a percentage of base case net interest income	(2.43)%	(2.42)%

An increase in rates increases net interest income. During the nine months ended September 30, 2018, the Company's asset sensitive profile increased due to changes in balance sheet composition, changes in the ALM derivatives portfolio and forecasted balance sheet activity over the next twelve months. During the second quarter of 2018, the Company terminated receive fixed swap contracts used to hedge floating rate commercial loans, which contributed to an increase in the Company's asset sensitivity.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly greater asset sensitive risk profile at September 30, 2018.
We believe that our simulation provides management with a comprehensive view of the sensitivity of net interest income to changes in interest rates over the measurement horizon. However, as with any financial model, the underlying assumptions are inherently uncertain and subject to refinement. In particular, two significant models used in interest rate risk measurement address residential mortgage prepayment speeds and non-maturity deposit rate and balance behaviors. The mortgage prepayment model is periodically calibrated to reflect changes in customer behavior. Model performance may be adversely affected by rapid changes in interest rates, home prices and the credit environment. The deposit model uses the Company’s historical deposit pricing to forecast future deposit pricing in its scenarios. Management’s response to future rate scenarios may deviate from historical responses and actual results may differ from those derived in the simulation analysis due to unexpected market events, unanticipated changes in customer behavior, market interest rates, product pricing, and investment, funding and hedging activities.
Investment Securities
Our ALM securities portfolio includes both securities available for sale and securities held to maturity. At September 30, 2018 and December 31, 2017, our ALM securities portfolio fair values were $26.6 billion and $25.7 billion, respectively. Our ALM securities portfolio is comprised of RMBSs, Cash Flow CLOs, CMBSs, U.S. Treasury securities and government-sponsored agency securities. The portfolio had an expected weighted average life of 4.9 years at September 30, 2018. At September 30, 2018, approximately $1.7 billion of the portfolio was pledged to secure trust and public deposits and for other purposes as required or permitted by law. During the nine months ended September 30, 2018, we purchased $5.6 billion and sold $854 million of securities as part of our investment portfolio strategy, while $3.3 billion of ALM securities matured, were paid down, or were called.
Based on current prepayment projections, the estimated ALM securities portfolio’s effective duration was 3.9 at September 30, 2018, compared with 3.7 at December 31, 2017. Effective duration is a measure of price sensitivity of a bond portfolio to immediate parallel shifts in interest rates. An effective duration of 3.9 suggests an expected price decrease of approximately 3.9% for an immediate 1.0% parallel increase in interest rates.
In addition to our ALM securities, our securities available for sale portfolio includes approximately $1.3 billion of direct bank purchase bonds that are largely managed within our Regional Bank and U.S. Wholesale & Investment Banking operating segments. These instruments are accounted for as securities, but underwritten as loans with terms that are closely aligned with traditional commercial loan features, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings.
ALM and Other Risk Management Derivatives
The notional amount and gross fair value of the ALM derivatives portfolio decreased during the nine months ended September 30, 2018 as the Company terminated receive fixed swap contracts used to hedge floating rate commercial loans in order to increase earnings at risk sensitivity given expectations of rising rates. Other risk management derivatives are primarily used to manage non-interest rate related risks. For additional discussion of derivative instruments and our hedging strategies, see Note 9 "Derivative Instruments and Other Financial Instruments Used for Hedging" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.

(Dollars in millions)	September 30, 2018	December 31, 2017	Increase (Decrease)
Total gross notional amount of ALM and other risk management derivatives
ALM derivatives:
Interest rate swap receive fixed contracts	$179	$7,498	$(7,319)
Total ALM derivatives	179	7,498	(7,319)
Other risk management derivatives	1,232	1,345	(113)
Total ALM and other risk management derivatives	$1,411	$8,843	$(7,432)

Fair value of ALM and other risk management derivatives
ALM derivatives:
Gross positive fair value	$4	$2	$2
Gross negative fair value	—	149	(149)
Positive (negative) fair value of ALM derivatives, net	4	(147)	151
Other risk management derivatives:
Gross positive fair value	1	3	(2)
Gross negative fair value	25	9	16
Positive (negative) fair value of other risk management derivatives, net	(24)	(6)	(18)
Positive (negative) fair value of ALM and other risk management derivatives, net	$(20)	$(153)	$133
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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the three months ended September 30, 2018 and September 30, 2017.

(Dollars in millions)	September 30, 2018	September 30, 2017
Average VaR	$11.8	$9.3
High VaR	14.7	12.7
Low VaR	7.8	7.0
Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions.
The following table provides the fair value of our trading account portfolio as of September 30, 2018 and December 31, 2017, and the change in fair value between September 30, 2018 and December 31, 2017.

(Dollars in millions)	September 30, 2018	December 31, 2017	Increase (Decrease)
Fair value of trading account assets:
U.S. Treasury securities	$2,968	$1,926	$1,042
Corporate bonds	1,428	1,054	374
Mortgage-backed securities	5,511	6,339	(828)
Derivatives (including netting adjustment)	461	712	(251)
Other	845	536	309
Trading account assets	$11,213	$10,567	$646

Fair value of trading account liabilities:
U.S. Treasury securities	$2,518	$2,709	$(191)
Corporate bonds	853	348	505
Derivatives (including netting adjustment)	548	501	47
Other	110	42	68
Trading account liabilities	$4,029	$3,600	$429

Additional trading account derivative detail:
Total gross notional amount of positions held for trading purposes:
Interest rate contracts	$120,613	$132,214	$(11,601)
Commodity contracts	453	1,244	(791)
Foreign exchange contracts	8,099	7,053	1,046
Equity contracts	503	1,496	(993)
Other contracts	39	4	35
Total	$129,707	$142,011	$(12,304)
Fair value of positions held for trading purposes:
Gross positive fair value	$767	$1,317	$(550)
Gross negative fair value	838	969	(131)
Positive (negative) fair value of positions, net	$(71)	$348	$(419)

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
In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The final rule includes an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company will be required to comply with these new rules by January 1, 2019. During the fourth quarter of 2018, the Company expects to restructure existing debt issued to MUFG Bank, Ltd. and replace a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to MUFG Bank, Ltd. in order to comply with the new rules. See "Supervision and Regulation – Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in our 2017 Form 10-K.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $24.8 billion at September 30, 2018. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $3.0 billion from $84.8 billion at December 31, 2017 to $87.8 billion at September 30, 2018. As of September 30, 2018, the Bank had $11.9 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $19.9 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at September 30, 2018. Subject to market conditions, the Bank may, in the fourth quarter of 2018, issue additional notes under its unsecured bank note program. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. At September 30, 2018, the parent company’s liquidity exceeded 20 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of September 30, 2018, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $5.2 billion.

The Company’s total wholesale funding included $12.3 billion of long-term debt (excluding nonrecourse debt) and $8.3 billion of short-term debt at September 30, 2018. For additional information regarding our outstanding debt, refer to Note 6 "Commercial Paper and Other Short-Term Borrowings" and Note 7 "Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. On October 5, 2018, the Company gave notice of its election to redeem $100,000,000 principal amount of its outstanding 3.000% Senior Notes due 2025, leaving $400,000,000 principal amount of such notes outstanding and also gave notice of its election to redeem all of the $1,000,000,000 principal amount outstanding of its 2.250% Senior Notes due 2020. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In April 2018, Standard & Poor's revised the outlook on MUAH, MUB and MUSA to positive from stable following a similar revision to MUFG’s outlook. The change in MUFG’s outlook is a result of Standard & Poor's revising the outlook on the long-term sovereign rating of Japan to positive from stable. The following table provides our credit ratings as of September 30, 2018.

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	–	A	A	A-
	Short-term	–	A-1	A-1	A-2
Moody's	Long-term	Aa2	A2	–	A2
	Short-term	P-1	P-1	–	–
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

For additional information, including information about rating agency assessments, see “The Bank of Tokyo-Mitsubishi UFJ’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2017 Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk, which includes exposure to fines, penalties, or punitive damages resulting from supervisory actions, as well as private settlements, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber-attacks or other related cyber incidents. See “We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks” in Part I, Item 1A. “Risk Factors” in our 2017 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, see “Operational Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Form 10-K.

Business Segments

The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking, and MUSA. For a more detailed description of these reportable segments, refer to Note 13 "Business Segments" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.

Unlike U.S. Generally Accepted Accounting Principles (GAAP), there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by our business units if they were separate economic entities. The information set forth in the tables that follow is prepared using various management accounting methodologies to measure the performance of the individual segments. During the normal course of business, the Company occasionally changes or updates its management accounting methodologies or organizational structure. Certain non-bank subsidiaries, including MUSA, are reported based on their GAAP results. For a description of these methodologies, see Note 13 "Business Segments" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.
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

The following table sets forth the results for the Regional Bank segment.

Regional Bank
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$553	$516	$37	7%	$1,620	$1,527	$93	6%
Noninterest income	111	108	3	3	338	326	12	4
Total revenue	664	624	40	6	1,958	1,853	105	6
Noninterest expense	518	487	31	6	1,552	1,483	69	5
(Reversal of) provision for credit losses	45	19	26	137	52	39	13	33
Income before income taxes and including noncontrolling interests	101	118	(17)	(14)	354	331	23	7
Income tax expense (1)	17	31	(14)	(45)	68	87	(19)	(22)
Net income (loss) attributable to MUAH	$84	$87	$(3)	(3)	$286	$244	$42	17
Average balances
Total loans held for investment	$66,911	$61,101	$5,810	10%	$65,697	$60,276	$5,421	9%
Total assets	70,681	64,902	5,779	9	69,465	64,140	5,325	8
Total deposits	56,442	54,964	1,478	3	54,884	54,388	496	1

(1)	Income tax expense includes certain management accounting classification adjustments.

Net interest income increased during the three and nine months ended September 30, 2018 compared with the prior year periods, primarily due to balance sheet growth in loans and higher spreads on deposits, partially offset by continued margin compression on loans. Noninterest expense increased in the three and nine months ended September 30, 2018, due primarily to the launch of new business lines and increased support function costs. The provision for credit losses during 2018 was primarily due to specific reserves for credit losses in the third quarter of 2018 and increases in outstanding balances related to marketplace lending. The provision for credit losses during 2017 was primarily due to a reserve build related to the commercial portfolio and retail credit card losses.

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

The following table sets forth the results for the U.S. Wholesale & Investment Banking segment.

U.S. Wholesale & Investment Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$104	$107	$(3)	(3)%	$307	$333	$(26)	(8)%
Noninterest income	103	91	12	13	283	296	(13)	(4)
Total revenue	207	198	9	5	590	629	(39)	(6)
Noninterest expense	106	98	8	8	310	298	12	4
(Reversal of) provision for credit losses	27	(9)	36	400	3	(51)	54	106
Income (loss) before income taxes and including noncontrolling interests	74	109	(35)	(32)	277	382	(105)	(27)
Income tax expense (benefit) (1)	(3)	19	(22)	(116)	133	89	44	49
Net income (loss) attributable to MUAH	$77	$90	$(13)	(14)	$144	$293	$(149)	(51)
Average balances
Total loans held for investment	$15,761	$17,280	$(1,519)	(9)%	$15,756	$17,880	$(2,124)	(12)%
Total assets	19,825	21,709	(1,884)	(9)	19,943	22,525	(2,582)	(11)
Total deposits	7,864	8,558	(694)	(8)	8,065	9,016	(951)	(11)

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Net interest income decreased during the three and nine months ended September 30, 2018 compared with the same prior year periods due primarily to lower average loan balances. Noninterest income decreased during the nine months ended September 30, 2018 due to lower fees from capital markets activities. The provision for credit losses during 2018 was primarily due to the impact of specific reserves for credit losses during the third quarter of 2018. The reversal of provision for credit losses during 2017 was due to general improvement in customer credit quality.

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
The following table sets forth the results for the Transaction Banking segment.

Transaction Banking
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$66	$64	$2	3%	$197	$179	$18	10%
Noninterest income	15	19	(4)	(21)	44	48	(4)	(8)
Total revenue	81	83	(2)	(2)	241	227	14	6
Noninterest expense	65	56	9	16	186	171	15	9
(Reversal of) provision for credit losses	(3)	(1)	(2)	(200)	(4)	(1)	(3)	(300)
Income before income taxes and including noncontrolling interests	19	28	(9)	(32)	59	57	2	4
Income tax expense (1)	5	11	(6)	(55)	16	23	(7)	(30)
Net income (loss) attributable to MUAH	$14	$17	$(3)	(18)	$43	$34	$9	26
Average balances
Total loans held for investment	$38	$33	$5	15%	$35	$44	$(9)	(20)%
Total assets	890	1,063	(173)	(16)	943	1,116	(173)	(16)
Total deposits	15,048	16,943	(1,895)	(11)	15,370	16,966	(1,596)	(9)

(1)	Income tax expense includes certain management accounting classification adjustments.

Transaction Banking earns revenue primarily from a net interest income funds transfer pricing credit on deposit liabilities, as well as service charges on deposit accounts and trust management fees. The increase in net interest income during the three and nine months ended September 30, 2018 compared with the prior year periods was driven by widening spreads on deposits, partially offset by lower average deposit balances. The increase in noninterest expense during the three and nine months ended September 30, 2018 compared with the prior year periods was primarily due to increased support function costs.

MUFG Securities Americas
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, private placements, collateralized financings, securities borrowing and lending transactions, and domestic and foreign debt and equity securities transactions.
The following table sets forth the results for the MUSA segment.

MUSA
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$52	$62	$(10)	(16)%	$157	$178	$(21)	(12)%
Noninterest income	94	100	(6)	(6)	259	272	(13)	(5)
Total revenue	146	162	(16)	(10)	416	450	(34)	(8)
Noninterest expense	121	119	2	2	353	336	17	5
Income before income taxes and including noncontrolling interests	25	43	(18)	(42)	63	114	(51)	(45)
Income tax expense (1)	6	18	(12)	(67)	15	45	(30)	(67)
Net income (loss) attributable to MUAH	$19	$25	$(6)	(24)	$48	$69	$(21)	(30)
Average balances
Total loans held for investment	$—	$—	$—	—%	$—	$—	$—	—%
Total assets	33,473	31,764	1,709	5	33,494	31,202	2,292	7
Total deposits	—	—	—	—	—	—	—	—

(1)	Income tax expense includes certain management accounting classification adjustments.

Net interest income decreased during the three and nine months ended September 30, 2018 compared with the three and nine months ended September 30, 2017, primarily due to an increase in short term interest rates on borrowings to fund trading assets. Noninterest income decreased during the nine months ended September 30, 2018 due primarily to decreases in trading account income and investment banking fees, largely offset by higher fees from affiliates. Noninterest expense increased primarily due to increases in affiliate revenue sharing expense.

Other
"Other" includes the MUFG Fund Services segment, Markets segment, Japanese Corporate Banking segment, Corporate Treasury, and certain corporate activities of the Company. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. Japanese Corporate Banking offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan. Corporate Treasury is responsible for ALM, wholesale funding, and the ALM investment securities and derivatives hedging portfolios.
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
The following table sets forth the results for Other.

Other
	For the Three Months Ended September 30,		Increase (Decrease)		For the Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Results of operations
Net interest income	$57	$67	$(10)	(15)%	$201	$188	$13	7%
Noninterest income	303	197	106	54	680	550	130	24
Total revenue	360	264	96	36	881	738	143	19
Noninterest expense	249	222	27	12	825	657	168	26
(Reversal of) provision for credit losses	(5)	9	(14)	(156)	(8)	(21)	13	62
Income before income taxes and including noncontrolling interests	116	33	83	252	64	102	(38)	(37)
Income tax benefit (1)	10	30	(20)	(67)	(211)	11	(222)	nm
Net income (loss) including noncontrolling interests	106	3	103	nm	275	91	184	202
Deduct: net (income) loss from noncontrolling interests	6	10	(4)	(40)	20	25	(5)	(20)
Net income (loss) attributable to MUAH	$112	$13	$99	nm	$295	$116	$179	154
Average balances
Total loans held for investment	$454	$633	$(179)	(28)%	$467	$314	$153	49%
Total assets	35,942	33,257	2,685	8	35,364	31,630	3,734	12
Total deposits	7,429	4,798	2,631	55	6,614	5,353	1,261	24

(1)	Income tax benefit includes certain management accounting classification adjustments.

Critical Accounting Estimates
MUAH’s consolidated financial statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. As discussed in "Allowance for Credit Losses" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q, beginning in the first quarter of 2018 we estimate probability of default and the loss severity associated with the default (i.e. the loss-given default) to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from our loss estimates. Other significant estimates that we use include the valuation of certain derivatives and securities, the assumptions used in measuring our transfer pricing revenue, pension obligations, goodwill impairment, and assumptions regarding our effective tax rates. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2017 Form 10-K. There were no material changes to these critical accounting estimates during the third quarter of 2018.

Non-GAAP Financial Measures
The following table presents a reconciliation between certain Generally Accepted Accounting Principles (GAAP) amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income attributable to MUAH	$306	$232	$816	$756
Add: intangible asset amortization, net of tax	5	5	15	13
Net income attributable to MUAH, excluding intangible asset amortization (a)	$311	$237	$831	$769
Average MUAH stockholders' equity	$18,682	$18,485	$18,376	$17,827
Less: Goodwill	3,301	3,301	3,301	3,250
Less: Intangible assets, except mortgage servicing rights	296	326	303	253
Less: Deferred tax liabilities related to goodwill and intangible assets	(58)	(76)	(57)	(76)
Average MUAH tangible common equity (b)	$15,143	$14,934	$14,829	$14,400
Return on average MUAH tangible common equity (1) (a)/(b)	8.22%	6.35%	7.47%	7.10%

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
During the quarter ended September 30, 2018, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended September 30, 2018, the aggregate interest and fee income relating to these transactions was less than ¥40 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank receives deposits in Japan from, and provides settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2018, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥8 million, representing less than 0.005 percent of MUFG’s total fee income. Although there was no outstanding balance as of September 30, 2018, MUFG Bank had, during the quarter ended September 30, 2018, loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government. For the quarter ended September 30, 2018, the agent fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
We understand that MUFG Bank recognizes that following the withdrawal in May 2018 by the United States from the Joint Comprehensive Plan of Action, the United States has imposed secondary sanctions against non-U.S. persons who engage in or facilitate a broad range of transactions and activities involving Iran. We understand that MUFG Bank will take the recent sanctions related developments into account and monitor any future transactions relating to Iran in order to comply with applicable U.S. and Japanese regulations as well as U.S., Japanese and other international sanctions.
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
A discussion of our market risk exposure is incorporated by reference to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption “Risk Management - Market Risk Management” and to Part II, Item 1A. "Risk Factors" in this Form 10-Q.

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
Internal Control Over Financial Reporting. During the third quarter of 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Interest Income
Loans	$844	$738	$2,426	$2,170
Securities	168	149	491	407
Securities borrowed or purchased under resale agreements	171	97	454	243
Trading assets	109	89	308	245
Other	25	10	58	28
Total interest income	1,317	1,083	3,737	3,093
Interest Expense
Deposits	124	62	278	169
Commercial paper and other short-term borrowings	46	17	121	35
Long-term debt	92	66	266	183
Securities loaned or sold under repurchase agreements	193	102	509	245
Trading liabilities	30	20	81	56
Total interest expense	485	267	1,255	688
Net Interest Income	832	816	2,482	2,405
(Reversal of) provision for credit losses	64	18	43	(34)
Net interest income after (reversal of) provision for credit losses	768	798	2,439	2,439
Noninterest Income
Service charges on deposit accounts	44	47	134	142
Trust and investment management fees	30	32	89	91
Trading account activities	(5)	(3)	(13)	(10)
Securities gains, net	1	6	4	15
Credit facility fees	23	26	69	75
Brokerage commissions and fees	18	16	55	52
Card processing fees, net	12	10	37	34
Investment banking and syndication fees	108	106	285	288
Fees from affiliates	306	209	881	639
Other, net	89	66	63	166
Total noninterest income	626	515	1,604	1,492
Noninterest Expense
Salaries and employee benefits	652	621	2,000	1,881
Net occupancy and equipment	89	87	264	256
Professional and outside services	110	101	356	316
Software	73	49	213	142
Regulatory assessments	24	22	69	61
Intangible asset amortization	6	8	20	22
Other	105	94	304	267
Total noninterest expense	1,059	982	3,226	2,945
Income before income taxes and including noncontrolling interests	335	331	817	986
Income tax expense (benefit)	35	109	21	255
Net Income Including Noncontrolling Interests	300	222	796	731
Deduct: Net loss from noncontrolling interests	6	10	20	25
Net Income Attributable to MUAH	$306	$232	$816	$756
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Net Income Attributable to MUAH	$306	$232	$816	$756
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	8	(3)	(58)	(11)
Net change in unrealized gains (losses) on investment securities	(46)	17	(277)	76
Foreign currency translation adjustment	—	4	(2)	7
Pension and other postretirement benefit adjustments	10	7	30	20
Other	—	1	(1)	1
Total other comprehensive income (loss)	(28)	26	(308)	93
Comprehensive Income (Loss) Attributable to MUAH	278	258	508	849
Comprehensive income (loss) from noncontrolling interests	(6)	(10)	(20)	(25)
Total Comprehensive Income (Loss)	$272	$248	$488	$824
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$1,884	$2,057
Interest bearing deposits in banks	2,308	1,335
Total cash and cash equivalents	4,192	3,392
Securities borrowed or purchased under resale agreements	21,265	20,894
Trading account assets (includes $1,578 at September 30, 2018 and $1,001 at December 31, 2017 pledged as collateral that may be repledged)	11,213	10,567
Securities available for sale (includes $61 at September 30, 2018 and $163 at December 31, 2017 pledged as collateral that may be repledged)	17,077	17,563
Securities held to maturity (fair value $10,972 at September 30, 2018 and $9,799 at December 31, 2017)	11,320	9,885
Loans held for investment	83,653	80,014
Allowance for loan losses	(501)	(476)
Loans held for investment, net	83,152	79,538
Premises and equipment, net	624	610
Goodwill	3,301	3,301
Other assets	8,892	8,800
Total assets	$161,036	$154,550
Liabilities
Deposits:
Noninterest bearing	$32,225	$32,602
Interest bearing	55,586	52,185
Total deposits	87,811	84,787
Securities loaned or sold under repurchase agreements	27,032	26,437
Commercial paper and other short-term borrowings	8,309	7,066
Long-term debt	12,796	12,162
Trading account liabilities	4,029	3,600
Other liabilities	2,237	2,143
Total liabilities	142,214	136,195
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 147,589,713 shares issued and outstanding as of September 30, 2018 and December 31, 2017	148	148
Additional paid-in capital	8,158	8,197
Retained earnings	11,749	10,936
Accumulated other comprehensive loss	(1,313)	(1,026)
Total MUAH stockholders' equity	18,742	18,255
Noncontrolling interests	80	100
Total equity	18,822	18,355
Total liabilities and equity	$161,036	$154,550
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)	—	—	756	—	(25)	731
Other comprehensive income (loss), net of tax	—	—	—	93	—	93
Compensation—restricted stock units	—	(26)	—	—	—	(26)
Issuance of common stock	3	321	78	—	—	402
Other	1	—	—	—	(8)	(7)
Net change	4	295	834	93	(33)	1,193
Balance, September 30, 2017	$148	$8,179	$10,935	$(803)	$120	$18,579

Balance, December 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	816	—	(20)	796
Other comprehensive income (loss), net of tax	—	—	—	(308)	—	(308)
Compensation—restricted stock units	—	(18)	(3)	—	—	(21)
Other (1)	—	(21)	—	21	—	—
Net change	—	(39)	813	(287)	(20)	467
Balance, September 30, 2018	$148	$8,158	$11,749	$(1,313)	$80	$18,822

(1)	For additional information on other, see Note 10 "Accumulated Other Comprehensive Income".
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2018	2017
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$796	$731
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	43	(34)
Depreciation, amortization and accretion, net	297	265
Stock-based compensation—restricted stock units	58	49
Deferred income taxes	(119)	138
Net gains on sales of securities	(4)	(15)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(371)	(2,144)
Net decrease (increase) in securities loaned or sold under repurchase agreements	594	2,691
Net decrease (increase) in trading account assets	(646)	(1,281)
Net decrease (increase) in other assets	(573)	369
Net increase (decrease) in trading account liabilities	429	433
Net increase (decrease) in other liabilities	62	(331)
Loans originated for sale	(1,215)	(473)
Net proceeds from sale of loans originated for sale	1,077	505
Pension and other benefits adjustment	(37)	(156)
Other, net	(20)	12
Total adjustments	(425)	28
Net cash provided by (used in) operating activities	371	759
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	853	1,953
Proceeds from paydowns and maturities of securities available for sale	2,252	1,836
Purchases of securities available for sale	(4,697)	(7,195)
Proceeds from paydowns and maturities of securities held to maturity	1,262	1,324
Purchases of securities held to maturity	(772)	(1,235)
Proceeds from sales of loans	563	751
Net decrease (increase) in loans	(3,735)	(1,793)
Purchases of other investments	(188)	(131)
Other, net	(59)	(12)
Net cash provided by (used in) investing activities	(4,521)	(4,502)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	3,017	(1,495)
Net increase (decrease) in commercial paper and other short-term borrowings	1,241	3,630
Proceeds from issuance of long-term debt	4,058	4,122
Repayment of long-term debt	(3,367)	(4,591)
Other, net	(117)	(76)
Change in noncontrolling interests	—	(8)
Net cash provided by (used in) financing activities	4,832	1,582
Net change in cash, cash equivalents and restricted cash	682	(2,161)
Cash, cash equivalents and restricted cash at beginning of period	3,528	5,834
Cash, cash equivalents and restricted cash at end of period	$4,210	$3,673
Cash Paid During the Period For:
Interest	$1,180	$652
Income taxes, net	121	168
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$10	$833
Securities available for sale transferred to securities held to maturity	1,924	—
Transfer of assets and liabilities from MUFG Bank and MUFG:
Carrying amount of assets acquired	—	1,003
Carrying amount of liabilities assumed	—	601
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$4,192	$3,634
Restricted cash included in other assets	18	39
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$4,210	$3,673
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2018 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 (2017 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the allowance for credit losses (Note 3 "Loans and Allowance for Loan Losses"), goodwill impairment, fair value of financial instruments (Note 8 "Fair Value Measurement and Fair Value of Financial Instruments"), pension accounting (Note 11 "Employee Pension and Other Postretirement Benefits"), income taxes, and transfer pricing.
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
Recently Issued Accounting Pronouncements
Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases. The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases, which allows entities the option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the ASU on January 1, 2019. The Company is in the technology testing phase of this project to support the ongoing lessee accounting

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

required under the ASU. Management is currently assessing the impact of this guidance on the Company's financial position and results of operations.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the current expected credit loss (“CECL”) model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019. The Company plans to adopt the ASU on January 1, 2020. The Company is in the design phase of the implementation. Management is currently assessing the impact of this guidance on the Company’s financial position and results of operations.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness. The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. The guidance will be effective for MUAH beginning January 1, 2020, with early adoption permitted. The guidance only affects disclosures in the notes to the consolidated financial statements and will not affect the Company’s financial position or results of operations.

Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve the effectiveness of the disclosures. The guidance includes new requirements to disclose the weighted-average interest crediting rate for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation. The guidance is effective for years ending after December 15, 2020, with early adoption permitted. This guidance only affects disclosures in the notes to the consolidated financial statements and will not affect the Company’s financial position or results of operations.
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

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2017			September 30, 2017
(Dollars in millions)	As Previously Reported	Adjustment	As Reported under New Guidance	As Previously Reported	Adjustment	As Reported under New Guidance
Salaries and employee benefits	$589	$32	$621	$1,790	$91	$1,881
Other	126	(32)	94	358	(91)	267

Note 2—Securities

Securities Available for Sale

At September 30, 2018 and December 31, 2017, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	September 30, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,964	$—	$234	$3,730
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,739	2	240	8,501
Privately issued	891	—	30	861
Privately issued - commercial mortgage-backed securities	1,109	—	31	1,078
Collateralized loan obligations	1,434	1	1	1,434
Other	4	—	—	4
Asset Liability Management securities	16,141	3	536	15,608
Other debt securities:
Direct bank purchase bonds	1,292	28	39	1,281
Other	188	1	1	188
Total securities available for sale	$17,621	$32	$576	$17,077

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,370	$—	$118	$3,252
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,338	2	132	9,208
Privately issued	695	3	4	694
Privately issued - commercial mortgage-backed securities	823	4	5	822
Collateralized loan obligations	1,895	10	—	1,905
Other	5	—	—	5
Asset Liability Management securities	16,126	19	259	15,886
Other debt securities:
Direct bank purchase bonds	1,495	38	30	1,503
Other	163	1	—	164
Equity securities	10	—	—	10
Total securities available for sale	$17,794	$58	$289	$17,563

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2018 and December 31, 2017 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2018
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$869	$20	$2,813	$214	$3,682	$234
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	3,996	71	3,572	169	7,568	240
Privately issued	642	19	193	11	835	30
Privately issued - commercial mortgage-backed securities	679	17	299	14	978	31
Collateralized loan obligations	606	1	—	—	606	1
Asset Liability Management securities	6,792	128	6,877	408	13,669	536
Other debt securities:
Direct bank purchase bonds	307	10	393	29	700	39
Other	109	1	—	—	109	1
Total securities available for sale	$7,208	$139	$7,270	$437	$14,478	$576

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$1,074	$14	$2,128	$104	$3,202	$118
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	3,606	22	4,651	110	8,257	132
Privately issued	275	1	164	3	439	4
Privately issued - commercial mortgage-backed securities	447	3	80	2	527	5
Collateralized loan obligations	12	—	—	—	12	—
Asset Liability Management securities	5,414	40	7,023	219	12,437	259
Other debt securities:
Direct bank purchase bonds	58	4	563	26	621	30
Other	79	—	—	—	79	—
Equity securities	10	—	—	—	10	—
Total securities available for sale	$5,561	$44	$7,586	$245	$13,147	$289

At September 30, 2018, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At September 30, 2018, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.

Note 2—Securities (Continued)

Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2018, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2018
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$1,163	$2,567	$—	$3,730
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	266	1,354	6,881	8,501
Privately issued	—	—	—	861	861
Privately issued - commercial mortgage-backed securities	—	—	42	1,036	1,078
Collateralized loan obligations	—	2	389	1,043	1,434
Other	1	3	—	—	4
Asset Liability Management securities	1	1,434	4,352	9,821	15,608
Other debt securities:
Direct bank purchase bonds	112	301	741	127	1,281
Other	—	169	—	19	188
Total debt securities available for sale	$113	$1,904	$5,093	$9,967	$17,077

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the three and nine months ended September 30, 2018 and 2017 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017
Gross realized gains	$1	$6	$4	$15

Securities Held to Maturity
At September 30, 2018 and December 31, 2017, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	September 30, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$527	$—	$—	$527	$2	$3	$526
U.S. government-sponsored agencies	772	—	—	772	—	1	771
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,651	2	101	8,552	3	337	8,218
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,514	—	45	1,469	8	20	1,457
Total securities held to maturity	$11,464	$2	$146	$11,320	$13	$361	$10,972

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$525	$—	$—	$525	$3	$1	$527
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,870	2	31	7,841	15	130	7,726
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,571	—	52	1,519	36	9	1,546
Total securities held to maturity	$9,966	$2	$83	$9,885	$54	$140	$9,799

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2018 and December 31, 2017 are shown below, separately for periods less than 12 months and 12 months or more.

	September 30, 2018
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$494	$—	$3	$—	$—	$—	$494	$—	$3
U.S. government-sponsored agencies	720	—	1	—	—	—	720	—	1
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	2,753	28	73	5,300	73	264	8,053	101	337
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	46	—	1	1,411	45	19	1,457	45	20
Total securities held to maturity	$4,013	$28	$78	$6,711	$118	$283	$10,724	$146	$361

	December 31, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$494	$—	$1	$—	$—	$—	$494	$—	$1
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	2,649	—	31	4,000	31	99	6,649	31	130
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	19	—	—	1,496	52	9	1,515	52	9
Total securities held to maturity	$3,162	$—	$32	$5,496	$83	$108	$8,658	$83	$140

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

			September 30, 2018
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$518	$516	$9	$10	$—	$—	$—	$—	$527	$526
U.S. government-sponsored agencies	—	—	—	—	772	771	—	—	772	771
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	1,058	1,022	7,494	7,196	8,552	8,218
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	48	49	794	796	—	—	627	612	1,469	1,457
Total securities held to maturity	$566	$565	$803	$806	$1,830	$1,793	$8,121	$7,808	$11,320	$10,972

Securities Pledged and Received as Collateral
At September 30, 2018 and December 31, 2017, the Company pledged $12.7 billion and $12.3 billion of available for sale and trading securities as collateral, respectively, of which $1.6 billion and $1.2 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, short-term borrowings and to secure public and trust department deposits.
At September 30, 2018 and December 31, 2017, the Company received $29.3 billion and $31.8 billion, respectively, of collateral, of which $29.3 billion and $31.8 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $28.3 billion and $30.4 billion at September 30, 2018 and December 31, 2017, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2017 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at September 30, 2018 and December 31, 2017.

(Dollars in millions)	September 30, 2018	December 31, 2017
Loans held for investment:
Commercial and industrial	$23,349	$23,281
Commercial mortgage	15,031	14,320
Construction	1,480	1,775
Lease financing	1,417	1,533
Total commercial portfolio	41,277	40,909
Residential mortgage	38,059	35,643
Home equity and other consumer loans	4,317	3,462
Total consumer portfolio	42,376	39,105
Total loans held for investment(1)	83,653	80,014
Allowance for loan losses	(501)	(476)
Loans held for investment, net	$83,152	$79,538

(1)	Includes $338 million and $301 million at September 30, 2018 and December 31, 2017, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended September 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$362	$78	$5	$445
(Reversal of) provision for loan losses	33	24	5	62
Loans charged-off	(8)	(8)	—	(16)
Recoveries of loans previously charged-off	8	2	—	10
Allowance for loan losses, end of period	$395	$96	$10	$501

	For the Three Months Ended September 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$435	$78	$—	$513
(Reversal of) provision for loan losses	(7)	10	30	33
Other	2	—	—	2
Loans charged-off	(7)	(10)	—	(17)
Recoveries of loans previously charged-off	8	3	—	11
Allowance for loan losses, end of period	$431	$81	$30	$542

	For the Nine Months Ended September 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	32	32	(20)	44
Loans charged-off	(15)	(27)	—	(42)
Recoveries of loans previously charged-off	18	5	—	23
Allowance for loan losses, end of period	$395	$96	$10	$501

	For the Nine Months Ended September 30, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(57)	26	30	(1)
Other	2	—	—	2
Loans charged-off	(91)	(32)	—	(123)
Recoveries of loans previously charged-off	21	4	—	25
Allowance for loan losses, end of period	$431	$81	$30	$542

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2018 and December 31, 2017.

	September 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$116	$13	$—	$129
Collectively evaluated for impairment	279	83	10	372
Total allowance for loan losses	$395	$96	$10	$501

Loans held for investment:
Individually evaluated for impairment	$497	$289	$—	$786
Collectively evaluated for impairment	40,780	42,087	—	82,867
Total loans held for investment	$41,277	$42,376	$—	$83,653

	December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$58	$15	$—	$73
Collectively evaluated for impairment	302	71	30	403
Total allowance for loan losses	$360	$86	$30	$476

Loans held for investment:
Individually evaluated for impairment	$544	$321	$—	$865
Collectively evaluated for impairment	40,365	38,784	—	79,149
Total loans held for investment	$40,909	$39,105	$—	$80,014

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2018 and December 31, 2017.

(Dollars in millions)	September 30, 2018	December 31, 2017
Commercial and industrial	$268	$319
Commercial mortgage	12	20
Total commercial portfolio	280	339
Residential mortgage	111	104
Home equity and other consumer loans	20	22
Total consumer portfolio	131	126
Total nonaccrual loans	$411	$465
Troubled debt restructured loans that continue to accrue interest	$354	$348
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$252	$229

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the aging of the balance of loans held for investment by class as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,634	$31	$101	$132	$24,766
Commercial mortgage	14,989	38	4	42	15,031
Construction	1,480	—	—	—	1,480
Total commercial portfolio	41,103	69	105	174	41,277
Residential mortgage	37,855	166	38	204	38,059
Home equity and other consumer loans	4,284	22	11	33	4,317
Total consumer portfolio	42,139	188	49	237	42,376
Total loans held for investment	$83,242	$257	$154	$411	$83,653

	December 31, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,734	$17	$63	$80	$24,814
Commercial mortgage	14,298	16	6	22	14,320
Construction	1,775	—	—	—	1,775
Total commercial portfolio	40,807	33	69	102	40,909
Residential mortgage	35,453	151	39	190	35,643
Home equity and other consumer loans	3,427	23	12	35	3,462
Total consumer portfolio	38,880	174	51	225	39,105
Total loans held for investment	$79,687	$207	$120	$327	$80,014

Loans 90 days or more past due and still accruing totaled $11 million at September 30, 2018 and $12 million at December 31, 2017.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	September 30, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,602	$404	$760	$24,766
Commercial mortgage	14,769	100	162	15,031
Construction	1,398	4	78	1,480
Total commercial portfolio	$39,769	$508	$1,000	$41,277

	December 31, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,632	$435	$747	$24,814
Commercial mortgage	14,081	80	159	14,320
Construction	1,632	15	128	1,775
Total commercial portfolio	$39,345	$530	$1,034	$40,909

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $6 million and $8 million of loans covered by FDIC loss share agreements, at September 30, 2018 and December 31, 2017, respectively.

	September 30, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$37,944	$111	$38,055
Home equity and other consumer loans	4,295	20	4,315
Total consumer portfolio	$42,239	$131	$42,370

	December 31, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$35,534	$104	$35,638
Home equity and other consumer loans	3,437	22	3,459
Total consumer portfolio	$38,971	$126	$39,097

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at September 30, 2018 and December 31, 2017. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

Note 3—Loans and Allowance for Loan Losses (Continued)

	September 30, 2018
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$31,284	$5,939	$445	$37,668
Home equity and other consumer loans	3,001	1,200	55	4,256
Total consumer portfolio	$34,285	$7,139	$500	$41,924
Percentage of total	82%	17%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2017
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$28,786	$6,082	$411	$35,279
Home equity and other consumer loans	2,404	918	84	3,406
Total consumer portfolio	$31,190	$7,000	$495	$38,685
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	September 30, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$36,985	$654	$4	$25	$37,668
Home equity loans	1,979	215	12	28	2,234
Total consumer portfolio	$38,964	$869	$16	$53	$39,902
Percentage of total	98%	2%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$34,472	$771	$4	$32	$35,279
Home equity loans	2,052	248	24	33	2,357
Total consumer portfolio	$36,524	$1,019	$28	$65	$37,636
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of September 30, 2018 and December 31, 2017. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $39 million and $66 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2018 and December 31, 2017, respectively.

(Dollars in millions)	September 30, 2018	December 31, 2017
Commercial and industrial	$253	$202
Commercial mortgage	53	7
Construction	78	128
Total commercial portfolio	384	337
Residential mortgage	200	215
Home equity and other consumer loans	22	25
Total consumer portfolio	222	240
Total restructured loans	$606	$577

For the third quarter of 2018, TDR modifications in the commercial portfolio segment were substantially composed of interest rate changes, maturity extensions, forbearance, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, modifications were primarily composed of maturity extensions. Charge-offs related to TDR modifications for the nine months ended September 30, 2018 and September 30, 2017 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$59	$59	$163	$163
Total commercial portfolio	59	59	163	163
Residential mortgage	4	4	6	6
Home equity and other consumer loans	1	1	2	2
Total consumer portfolio	5	5	8	8
Total	$64	$64	$171	$171

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended September 30, 2017		For the Nine Months Ended September 30, 2017
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$20	$20	$116	$116
Commercial mortgage	2	2	3	3
Construction	—	—	61	61
Total commercial portfolio	22	22	180	180
Residential mortgage	6	6	14	14
Home equity and other consumer loans	—	—	2	2
Total consumer portfolio	6	6	16	16
Total	$28	$28	$196	$196

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2018 and 2017, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Residential mortgage	$—	$2
Total consumer portfolio	—	2
Total	$—	$2

(Dollars in millions)	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Commercial and industrial	$—	$19
Commercial mortgage	—	1
Total commercial portfolio	—	20
Residential mortgage	1	2
Total consumer portfolio	1	2
Total	$1	$22

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
The following tables show information about impaired loans by class as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$321	$22	$343	$112	$372	$91
Commercial mortgage	24	53	77	—	24	53
Construction	70	7	77	4	70	7
Total commercial portfolio	415	82	497	116	466	151
Residential mortgage	180	73	253	13	190	87
Home equity and other consumer loans	23	13	36	—	23	22
Total consumer portfolio	203	86	289	13	213	109
Total	$618	$168	$786	$129	$679	$260

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$287	$93	$380	$57	$348	$102
Commercial mortgage	33	3	36	1	33	3
Construction	—	128	128	—	—	128
Total commercial portfolio	320	224	544	58	381	233
Residential mortgage	218	59	277	15	234	69
Home equity and other consumer loans	29	15	44	—	30	24
Total consumer portfolio	247	74	321	15	264	93
Total	$567	$298	$865	$73	$645	$326
The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and nine months ended September 30, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$329	$3	$397	$4	$306	$8	$466	$15
Commercial mortgage	79	5	96	11	56	23	94	33
Construction	78	3	9	2	106	7	12	3
Total commercial portfolio	486	11	502	17	468	38	572	51
Residential mortgage	257	3	305	3	264	10	310	10
Home equity and other consumer loans	36	—	53	1	39	2	55	5
Total consumer portfolio	293	3	358	4	303	12	365	15
Total	$779	$14	$860	$21	$771	$50	$937	$66

The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during the three and nine months ended September 30, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
(Dollars in millions)	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale
Commercial portfolio	$77	$49	$477	$105	$10	$563	$837	$751
Consumer portfolio	—	—	—	—	—	—	(4)	—
Total	$77	$49	$477	$105	$10	$563	$833	$751

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$48	$48	$—	$—
Leasing investments	—	569	140	709	14	14
Total consolidated VIEs	$—	$569	$188	$757	$14	$14

	December 31, 2017
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$68	$68	$—	$—
Leasing investments	1	583	158	742	24	24
Total consolidated VIEs	$1	$583	$226	$810	$24	$24

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at September 30, 2018 and December 31, 2017. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the nine months ended September 30, 2018 and September 30, 2017, the Company had noncash increases in unfunded commitments on LIHC investments of $45 million and $22 million, respectively, included within other liabilities.

	September 30, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$236	$971	$1,235	$176	$176	$1,235
Leasing investments	30	—	21	1,453	1,504	44	44	1,525
Other investments	—	—	5	34	39	—	—	80
Total unconsolidated VIEs	$30	$28	$262	$2,458	$2,778	$220	$220	$2,840

	December 31, 2017
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$29	$228	$1,028	$1,285	$254	$254	$1,284
Leasing investments	1	—	24	1,745	1,770	53	53	1,792
Other investments	—	—	24	26	50	—	—	132
Total unconsolidated VIEs	$1	$29	$276	$2,799	$3,105	$307	$307	$3,208

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$4	$6	$8
Amortization of LIHC investments included in income tax expense	34	37	102	106
Tax credits and other tax benefits from LIHC investments included in income tax expense	39	49	130	141

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

Note 5—Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowed and securities loaned transactions. The Company executes these transactions to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Under these agreements and transactions, the Company either receives or provides collateral. The Company receives collateral in the form of securities in connection with reverse repurchase agreements and securities borrowed transactions. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. In certain cases the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty. For additional information related to securities pledged and received as collateral, see Note 2 "Securities".

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged at September 30, 2018 and December 31, 2017.

	September 30, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$12,283	$648	$313	$250	$13,494
U.S. government-sponsored agency securities	119	166	16	—	301
Money market securities	—	—	289	—	289
Asset-backed securities	—	—	242	—	242
Mortgage-backed securities	8,808	2,325	6,709	1,150	18,992
Corporate bonds	1,346	131	813	—	2,290
State and municipal securities	44	66	394	—	504
Equity securities	249	3	274	—	526
Total	$22,849	$3,339	$9,050	$1,400	$36,638
Securities loaned:
U.S. Treasury securities	$—	$170	$41	$—	$211
Equity securities	285	—	—	—	285
Total	$285	$170	$41	$—	$496

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2017
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$8,244	$2,370	$1,046	$1,158	$12,818
U.S. government-sponsored agency securities	115	38	63	—	216
Other sovereign government obligations	—	—	4	—	4
Money market securities	1	—	6	—	7
Asset-backed securities	32	—	164	—	196
Mortgage-backed securities	8,322	4,972	5,859	250	19,403
Corporate bonds	580	620	1,125	—	2,325
State and municipal securities	283	—	276	—	559
Equity securities	416	376	189	—	981
Total	$17,993	$8,376	$8,732	$1,408	$36,509
Securities loaned:
Corporate bonds	$—	$322	$—	$—	$322
Equity securities	446	10	101	—	557
Total	$446	$332	$101	$—	$879

Offsetting Financial Assets and Liabilities

The Company primarily enters into derivative contracts, repurchase agreements and securities lending agreements with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Credit Support Annex Agreements, Master Repurchase Agreements, and Master Securities Lending Agreements, respectively. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features.

The following tables present the offsetting of financial assets and liabilities at September 30, 2018 and December 31, 2017.

	September 30, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$772	$306	$466	$18	$—	$448
Securities borrowed or purchased under resale agreements	31,367	10,102	21,265	21,179	—	86
Total	$32,139	$10,408	$21,731	$21,197	$—	$534
Financial Liabilities:
Derivative liabilities	$863	$309	$554	$50	$—	$504
Securities loaned or sold under repurchase agreements	37,134	10,102	27,032	26,250	—	782
Total	$37,997	$10,411	$27,586	$26,300	$—	$1,286

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,322	$607	$715	$25	$—	$690
Securities borrowed or purchased under resale agreements	31,845	10,951	20,894	20,816	—	78
Total	$33,167	$11,558	$21,609	$20,841	$—	$768
Financial Liabilities:
Derivative liabilities	$1,127	$620	$507	$142	$—	$365
Securities loaned or sold under repurchase agreements	37,388	10,951	26,437	25,639	—	798
Total	$38,515	$11,571	$26,944	$25,781	$—	$1,163

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	September 30, 2018	December 31, 2017
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 2.08% and 1.26% at September 30, 2018 and December 31, 2017, respectively	$293	$347
Federal Home Loan Bank advances, with a weighted average interest rate of 2.22% and 1.42% at September 30, 2018 and December 31, 2017, respectively	7,000	5,750
Total debt issued by MUB	7,293	6,097
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 2.67% and 1.88% at September 30, 2018 and December 31, 2017, respectively	150	168
Short-term debt due to affiliates, with weighted average interest rates of (-0.07)% and (-0.09)% at September 30, 2018 and December 31, 2017, respectively	866	801
Total debt issued by other MUAH subsidiaries	1,016	969
Total commercial paper and other short-term borrowings	$8,309	$7,066

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.4 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or U.S. Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At September 30, 2018, MUSA had JPY 98 billion (USD 866 million equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	September 30, 2018	December 31, 2017
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bore interest at 0.57% above 3-month LIBOR, had a rate of 1.97% at December 31, 2017	$—	$250
Fixed rate 1.625% notes due February 2018	—	450
Fixed rate 2.25% notes due February 2020	999	998
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 3.00% notes due February 2025	496	496
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due March 2020. This note, which bears interest at 0.86% above 3-month LIBOR, had a rate of 3.19% at September 30, 2018 and 2.45% at December 31, 2017	545	545
Floating rate debt due September 2020. This note, which bears interest at 0.85% above 3-month LIBOR, had a rate of 3.18% at September 30, 2018 and 2.54% at December 31, 2017	3,500	3,500
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of .76% at September 30, 2018 and 0.76% at December 31, 2017	24	24
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due December 2023. This note, which bears interest at 1.38% above 3-month LIBOR, had a rate of 3.71% at September 30, 2018 and 3.07% at December 31, 2017	300	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 4.03% at September 30, 2018 and 3.29% at December 31, 2017	36	36
Total debt issued by MUAH	6,298	6,997

Debt issued by MUB
Senior debt:
Fixed rate 2.63% notes due September 2018	—	1,000
Fixed rate 2.25% notes due May 2019	497	497
Fixed rate FHLB of San Francisco advances due between October 2018 and June 2020. These notes bear a combined weighted average rate of 2.12% at September 30, 2018 and 1.51% at December 31, 2017	4,900	1,500
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due June 2023. This note, which bore interest at 1.20% above 3-month LIBOR, had a rate of 2.89% at December 31, 2017	—	750
Other	28	63
Total debt issued by MUB	5,425	3,810

Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 2.39% at September 30, 2018 and 1.78% at December 31, 2017	250	291
Various fixed rate borrowings due between February 2019 and May 2024 with a weighted average interest rate of 1.82% (between 0.14% and 2.44%) at September 30, 2018 and 2.12% (between 1.37% and 2.65%) at December 31, 2017	264	339
Subordinated debt due to Affiliate:
Various floating rate borrowings due between September 2018 and March 2019. These notes, which bear interest above 6-month LIBOR had an interest rate of 4.13% at September 30, 2018 and 2.95% (between 2.88% and 3.04%) at December 31, 2017	75	185

Note 7—Long Term Debt (Continued)

Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due between November 2018 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 3.83% (between 3.49% and 4.48%) at September 30, 2018 and 3.07% (between 1.49% and 5.58%) at December 31, 2017	77	79
Fixed rate non-recourse borrowings due between January 2019 and July 2023 which had an interest rate of 3.06% at September 30, 2018 and 3.27% at December 31, 2017	195	240
Other non-recourse debt:
Various floating rate non-recourse borrowings due between February 2019 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 3.64% (between 3.34% and 4.23%) at September 30, 2018 and 2.88% (between 2.50% and 3.54%) at December 31, 2017	178	185
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at September 30, 2018 and December 31, 2017	34	36
Total debt issued by other MUAH subsidiaries	1,073	1,355
Total long-term debt	$12,796	$12,162

Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For additional information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, and information about the Company's valuation processes, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability and reliability of the information used to determine fair value. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. For additional information related to the fair value hierarchy, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2017 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, by major category and by valuation hierarchy level.

	September 30, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$2,968	$—	$—	$2,968
U.S. government-sponsored agency securities	—	115	—	—	115
State and municipal securities	—	11	—	—	11
Commercial paper	—	335	—	—	335
Corporate bonds	—	1,428	—	—	1,428
Asset-backed securities	—	262	—	—	262
Mortgage-backed securities	—	5,511	—	—	5,511
Equities	122	—	—	—	122
Interest rate derivative contracts	32	422	—	(121)	333
Commodity derivative contracts	—	42	—	(28)	14
Foreign exchange derivative contracts	1	226	—	(117)	110
Equity derivative contracts	1	—	43	(40)	4
Total trading account assets	156	11,320	43	(306)	11,213
Securities available for sale(3):
Asset Liability Management securities:
U.S. Treasury	—	3,730	—	—	3,730
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	8,501	—	—	8,501
Privately issued	—	861	—	—	861
Privately issued - commercial mortgage-backed securities	—	1,078	—	—	1,078
Collateralized loan obligations	—	1,434	—	—	1,434
Other	—	4	—	—	4
Other debt securities:
Direct bank purchase bonds	—	—	1,281	—	1,281
Other	—	44	144	—	188
Total securities available for sale	—	15,652	1,425	—	17,077
Other assets:
Mortgage servicing rights(2)	—	—	176	—	176
Interest rate hedging contracts(3)	—	4	—	—	4
Other derivative contracts(2)	—	1	—	—	1
Equity securities(2)	9	—	—	—	9
Total other assets	9	5	176	—	190
Total assets	$165	$26,977	$1,644	$(306)	$28,480
Percentage of total	—%	95%	6%	(1)%	100%
Percentage of total Company assets	—	17	1	—	18
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,518	$—	$—	$2,518
Commercial paper	—	22	—	—	22
Corporate bonds	—	853	—	—	853
Equities	88	—	—	—	88
Trading derivatives:
Interest rate derivative contracts	3	627	—	(217)	413
Commodity derivative contracts	—	33	—	(24)	9
Foreign exchange derivative contracts	1	127	—	(49)	79
Equity derivative contracts	4	—	43	—	47
Total trading account liabilities	96	4,180	43	(290)	4,029
Other liabilities:
FDIC clawback liability(2)	—	—	115	—	115
Other derivative contracts(2)	—	21	4	(19)	6
Total other liabilities	—	21	119	(19)	121
Total liabilities	$96	$4,201	$162	$(309)	$4,150
Percentage of total	2%	101%	4%	(7)%	100%
Percentage of total Company liabilities	—	3	—	—	3

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income.

(3)	Fair value through other comprehensive income.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$1,926	$—	$—	$1,926
U.S. government-sponsored agency securities	—	118	—	—	118
State and municipal securities	—	11	—	—	11
Commercial paper	—	7	—	—	7
Other sovereign government obligations	—	8	—	—	8
Corporate bonds	—	1,054	—	—	1,054
Asset-backed securities	—	199	—	—	199
Mortgage-backed securities	—	6,339	—	—	6,339
Equities	193	—	—	—	193
Interest rate derivative contracts	7	870	1	(353)	525
Commodity derivative contracts	—	50	—	(49)	1
Foreign exchange derivative contracts	—	249	1	(68)	182
Equity derivative contracts	2	—	137	(135)	4
Total trading account assets	202	10,831	139	(605)	10,567
Securities available for sale(3):
Asset Liability Management securities:
U.S. Treasury	—	3,252	—	—	3,252
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	9,208	—	—	9,208
Privately issued	—	694	—	—	694
Privately issued - commercial mortgage-backed securities	—	822	—	—	822
Collateralized loan obligations	—	1,905	—	—	1,905
Other	—	5	—	—	5
Other debt securities:
Direct bank purchase bonds	—	—	1,503	—	1,503
Other	—	68	96	—	164
Equity securities	10	—	—	—	10
Total securities available for sale	10	15,954	1,599	—	17,563
Other assets:
Mortgage servicing rights(2)	—	—	64	—	64
Interest rate hedging contracts(3)	—	2	—	—	2
Other derivative contracts(2)	—	2	1	(2)	1
Total other assets	—	4	65	(2)	67
Total assets	$212	$26,789	$1,803	$(607)	$28,197
Percentage of total	1%	95%	6%	(2)%	100%
Percentage of total Company assets	—	17	1	—	18
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,709	$—	$—	$2,709
Other sovereign government obligations	—	7	—	—	7
Corporate bonds	—	348	—	—	348
Equities	35	—	—	—	35
Trading derivatives:
Interest rate derivative contracts	3	643	—	(382)	264
Commodity derivative contracts	—	33	—	(20)	13
Foreign exchange derivative contracts	1	144	1	(66)	80
Equity derivative contracts	7	—	137	—	144
Total trading account liabilities	46	3,884	138	(468)	3,600
Other liabilities:
FDIC clawback liability(2)	—	—	113	—	113
Interest rate hedging contracts(3)	—	149	—	(149)	—
Other derivative contracts(2)	—	3	6	(3)	6
Total other liabilities	—	152	119	(152)	119
Total liabilities	$46	$4,036	$257	$(620)	$3,719
Percentage of total	1%	109%	7%	(17)%	100%
Percentage of total Company liabilities	—	3	—	—	3

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income.

(3)	Fair value through other comprehensive income.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017. Level 3 available for sale securities at September 30, 2018 and 2017 primarily consist of direct bank purchase bonds.

	For the Three Months Ended
	September 30, 2018					September 30, 2017
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$50	$1,495	$149	$(49)	$(119)	$171	$1,572	$49	$(169)	$(118)
Total gains (losses) - realized/unrealized:
Included in income before taxes	6	—	2	(7)	—	17	—	(1)	(17)	(1)
Included in other comprehensive income	—	(1)	—	—	—	—	3	—	—	—
Purchases/additions	—	52	25	—	—	—	4	9	—	—
Settlements	(13)	(121)	—	13	—	(24)	(10)	—	24	—
Asset (liability) balance, end of period	$43	$1,425	$176	$(43)	$(119)	$164	$1,569	$57	$(162)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$6	$—	$2	$(7)	$—	$17	$—	$(1)	$(17)	$(1)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended
	September 30, 2018					September 30, 2017
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$139	$1,600	$65	$(138)	$(119)	$168	$1,638	$24	$(166)	$(121)
Total gains (losses) - realized/unrealized):
Included in income before taxes	—	—	11	(1)	—	58	—	(3)	(57)	2
Included in other comprehensive income	—	(18)	—	—	—	—	15	—	—	—
Purchases/additions	—	125	100	—	—	—	6	36	—	—
Settlements	(96)	(282)	—	96	—	(62)	(90)	—	61	—
Asset (liability) balance, end of period	$43	$1,425	$176	$(43)	$(119)	$164	$1,569	$57	$(162)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$11	$(1)	$—	$58	$—	$(3)	$(57)	$2

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at September 30, 2018.

	September 30, 2018
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,281	Return on equity	Market-required return on capital	8.0 - 10.0%	9.5%
			Probability of default	0.0 - 25.0	0.3
			Loss severity	10.0 - 60.0	24.3

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value in certain situations, such as impairment, and these measurements are referred to as nonrecurring. For assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2018 and 2017 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2018				For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment
Impaired loans	$183	$—	$—	$183	$(59)	$(73)
Other assets
Software	—	—	—	—	(1)	(3)
Private equity investments	10	—	—	10	—	(2)
Renewable energy investment	2	—	—	2	—	(2)
Consolidated LIHC VIE	48	—	—	48	—	(8)
Total	$243	$—	$—	$243	$(60)	$(88)

	September 30, 2017				For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment
Impaired loans	$97	$—	$—	$97	$(21)	$(42)
Other assets
Software	—	—	—	—	(1)	(4)
Loans held for sale	7	—	—	7	(1)	(3)
Renewable energy investment	—	—	—	—	—	2
Consolidated LIHC VIE	81	—	—	81	(3)	(11)
Total	$185	$—	$—	$185	$(26)	$(58)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at September 30, 2018 and December 31, 2017.

	September 30, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$4,192	$4,192	$4,192	$—	$—
Securities borrowed or purchased under resale agreements	21,265	21,262	—	21,262	—
Securities held to maturity	11,320	10,972	—	10,972	—
Loans held for investment(1)	81,765	81,445	—	—	81,445
Other assets	18	18	18	—	—
Liabilities
Time deposits	$9,957	$9,899	$—	$9,899	$—
Securities loaned or sold under repurchase agreements	27,032	27,030	—	27,030	—
Commercial paper and other short-term borrowings	8,309	8,309	—	8,309	—
Long-term debt	12,796	12,764	—	12,764	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$102	$230	$—	$—	$230

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,392	$3,392	$3,392	$—	$—
Securities borrowed or purchased under resale agreements	20,894	20,894	—	20,894	—
Securities held to maturity	9,885	9,799	—	9,799	—
Loans held for investment(1)	78,023	79,051	—	—	79,051
Liabilities
Deposits	$84,787	$84,743	$—	$84,743	$—
Securities loaned or sold under repurchase agreements	26,437	26,437	—	26,437	—
Commercial paper and other short-term borrowings	7,066	7,066	—	7,066	—
Long-term debt	12,162	12,162	—	12,162	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$174	$174	$—	$—	$174

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments at September 30, 2018 and December 31, 2017. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	September 30, 2018			December 31, 2017
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$179	$4	$—	$6,998	$2	$149
Fair value hedges:
Interest rate contracts	—	—	—	500	—	—
Not designated as hedging instruments:
Trading:
Interest rate contracts	120,613	454	630	132,214	878	646
Commodity contracts	453	42	33	1,244	50	33
Foreign exchange contracts	8,099	227	128	7,053	250	146
Equity contracts	503	44	47	1,496	139	144
Other contracts	39	—	—	4	—	—
Total Trading	129,707	767	838	142,011	1,317	969
Other risk management	1,232	1	25	1,345	3	9
Total derivative instruments	$131,118	$772	$863	$150,854	$1,322	$1,127

We recognized net losses of $28 million and $26 million on other risk management derivatives for the three and nine months ended September 30, 2018, respectively, and net losses of $3 million and $9 million for the three and nine months ended September 30, 2017, respectively, which are included in other noninterest income.

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
From time to time, the Company uses interest rate swaps to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans, and to a lesser extent, to hedge interest rate risk on rollover debt.
The Company used interest rate swaps with an aggregate notional amount of $179 million at September 30, 2018 to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed short-term borrowings. At September 30, 2018, the weighted average remaining life of the active cash flow hedges was 1.9 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At September 30, 2018, the Company expects to reclassify approximately $81 million of losses from AOCI as a reduction to net interest income during the twelve months ending September 30, 2019. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2018.
The following tables present the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017.

	Gains (Losses) Recognized in OCI (Effective Portion)			Gains (Losses) Reclassified from AOCI into Income (Effective Portion)			(Gains) Losses Recognized in Income (Ineffective Portion)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2018	2017	Location	2018	2017	Location	2018	2017
Derivatives in cash flow hedging relationships
			Interest income	$(11)	$11
Interest rate contracts	$—	$6	Interest expense	—	—	Noninterest expense	$—	$—
Total	$—	$6		$(11)	$11		$—	$—

	Gains (Losses) Recognized in OCI (Effective Portion)			Gains (Losses) Reclassified from AOCI into Income (Effective Portion)			Gains (Losses) Recognized in Income (Ineffective Portion)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Location	2018	2017	Location	2018	2017
Derivatives in cash flow hedging relationships
			Interest income	$(19)	$60
Interest rate contracts	$(98)	$42	Interest expense	—	—	Noninterest expense	$(1)	$3
Total	$(98)	$42		$(19)	$60		$(1)	$3

Fair Value Hedges
The Company engages in an interest rate hedging strategy in which one or more interest rate swaps are associated with a specified interest bearing liability, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigates the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, LIBOR.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

For fair value hedges, any ineffectiveness is recognized in noninterest expense in the period in which it arises. The change in the fair value of the hedged item and the hedging instrument, to the extent completely effective, offset with no impact on earnings.
The following tables present the gains (losses) on the Company's fair value hedges and hedged item for the three and nine months ended September 30, 2018 and 2017.

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$—	$—	$—	$(2)	$2	$—
Total	$—	$—	$—	$(2)	$2	$—

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(1)	$1	$—	$(2)	$1	$(1)
Total	$(1)	$1	$—	$(2)	$1	$(1)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and nine months ended September 30, 2018 and 2017.

	Gains (Losses) Recognized in Income on Trading Derivatives		Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Trading derivatives
Interest rate contracts	$64	$(11)	$194	$(69)
Equity contracts	5	—	23	—
Foreign exchange contracts	11	11	32	32
Commodity contracts	—	—	—	1
Total	$80	$—	$249	$(36)

Offsetting Financial Assets and Liabilities
The Company primarily enters into derivative contracts with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Credit Support Annex Agreements. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, see Note 5 "Securities Financing Arrangements".

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and nine months ended September 30, 2018 and 2017.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2018
Cash flow hedge activities:
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	$11	$(3)	$8
Net change	11	(3)	8
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(70)	19	(51)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	8	(2)	6
Net change	(63)	17	(46)
Pension and other benefits:
Amortization of prior service credit(1)	(10)	2	(8)
Recognized net actuarial (gain) loss(1)	24	(6)	18
Net change	14	(4)	10
Net change in AOCI	$(38)	$10	$(28)

(1)	These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits".

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$6	$(2)	$4
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(11)	4	(7)
Net change	(5)	2	(3)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	32	(14)	18
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(6)	2	(4)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	6	(2)	4
Net change	31	(14)	17
Foreign currency translation adjustment	7	(3)	4
Pension and other benefits:
Amortization of prior service credit(1)	(12)	5	(7)
Recognized net actuarial (gain) loss(1)	21	(7)	14
Net change	9	(2)	7
Other	1	—	1
Net change in AOCI	$43	$(17)	$26

(1)	These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits".

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(98)	$26	$(72)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	19	(5)	14
Net change	(79)	21	(58)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(392)	103	(289)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(4)	1	(3)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(5)	15
Net change	(376)	99	(277)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit(1)	(31)	8	(23)
Recognized net actuarial (gain) loss(1)	72	(19)	53
Net change	41	(11)	30
Other	(1)	—	(1)
Net change in AOCI	$(418)	$110	$(308)

(1)	These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits".

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$42	$(16)	$26
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(60)	23	(37)
Net change	(18)	7	(11)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	129	(52)	77
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(15)	6	(9)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	15	(6)	9
Net change	128	(52)	76
Foreign currency translation adjustment	12	(5)	7
Pension and other benefits:
Amortization of prior service credit (1)	(36)	14	(22)
Recognized net actuarial (gain) loss(1)	67	(25)	42
Net change	31	(11)	20
Other	1	—	1
Net change in AOCI	$154	$(61)	$93

(1)	These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits".

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended September 30, 2017 and 2018:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, June 30, 2017	$(85)	$(149)	$(19)	$(576)	$—	$(829)
Other comprehensive income (loss) before reclassifications	4	18	4	—	—	26
Amounts reclassified from AOCI	(7)	(1)	—	7	1	—
Balance, September 30, 2017	$(88)	$(132)	$(15)	$(569)	$1	$(803)
Balance, June 30, 2018	$(240)	$(464)	$—	$(580)	$(1)	$(1,285)
Other comprehensive income (loss) before reclassifications	—	(51)	—	—	—	(51)
Amounts reclassified from AOCI	8	5	—	10	—	23
Balance, September 30, 2018	$(232)	$(510)	$—	$(570)	$(1)	$(1,313)

For the Nine Months Ended September 30, 2017 and 2018:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$—	$(896)
Other comprehensive income (loss) before reclassifications	26	77	7	—	—	110
Amounts reclassified from AOCI	(37)	(1)	—	20	1	(17)
Balance, September 30, 2017	$(88)	$(132)	$(15)	$(569)	$1	$(803)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(72)	(289)	(2)	—	(1)	(364)
Amounts reclassified from AOCI	14	12	—	30	—	56
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, September 30, 2018	$(232)	$(510)	$—	$(570)	$(1)	$(1,313)

(1)
Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd. during the first quarter of 2018.

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2018 and 2017. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$21	$18	$—	$1	$—	$—
Interest cost	25	25	2	2	1	1
Expected return on plan assets	(67)	(64)	(6)	(5)	—	—
Amortization of prior service credit	(7)	(7)	(3)	(5)	—	—
Recognized net actuarial loss	21	19	2	2	1	—
Total net periodic benefit (income) cost	$(7)	$(9)	$(5)	$(5)	$2	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$60	$53	$3	$4	$—	$—
Interest cost	75	75	6	6	2	2
Expected return on plan assets	(201)	(191)	(16)	(14)	—	—
Amortization of prior service credit	(20)	(20)	(11)	(16)	—	—
Recognized net actuarial loss	65	59	4	6	3	2
Total net periodic benefit (income) cost	$(21)	$(24)	$(14)	$(14)	$5	$4

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	September 30, 2018
Commitments to extend credit	$34,125
Issued standby and commercial letters of credit	4,858
Commitments to enter into forward-starting resale agreements	1,300
Other commitments	493
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of 1 year or less. As of September 30, 2018, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2018, there is no current exposure to loss under these contracts, and the maximum potential exposure to loss in the future was estimated at $35 million.
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
    Consumer Banking serves consumers and small businesses through 345 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

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
Other
"Other" includes the MUFG Fund Services segment, Markets segment, Japanese Corporate Banking segment and Corporate Treasury. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. The Japanese Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional discussion regarding these risk management activities, see Part I, Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.
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

Note 13—Business Segments (Continued)

As of and for the Three Months Ended September 30, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$553	$104	$66	$52	$57	$832
Noninterest income	111	103	15	94	303	626
Total revenue	664	207	81	146	360	1,458
Noninterest expense	518	106	65	121	249	1,059
(Reversal of) provision for credit losses	45	27	(3)	—	(5)	64
Income (loss) before income taxes and including noncontrolling interests	101	74	19	25	116	335
Income tax expense (benefit) (1)	17	(3)	5	6	10	35
Net income (loss) including noncontrolling interests	84	77	14	19	106	300
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	6	6
Net income (loss) attributable to MUAH	$84	$77	$14	$19	$112	$306

Total assets, end of period	$71,501	$19,467	$882	$33,366	$35,820	$161,036

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three Months Ended September 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$516	$107	$64	$62	$67	$816
Noninterest income	108	91	19	100	197	515
Total revenue	624	198	83	162	264	1,331
Noninterest expense	487	98	56	119	222	982
(Reversal of) provision for credit losses	19	(9)	(1)	—	9	18
Income (loss) before income taxes and including noncontrolling interests	118	109	28	43	33	331
Income tax expense (benefit) (1)	31	19	11	18	30	109
Net income (loss) including noncontrolling interests	87	90	17	25	3	222
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	10	10
Net income (loss) attributable to MUAH	$87	$90	$17	$25	$13	$232

Total assets, end of period	$66,025	$20,813	$1,042	$32,538	$34,434	$154,852

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 13—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,620	$307	$197	$157	$201	$2,482
Noninterest income	338	283	44	259	680	1,604
Total revenue	1,958	590	241	416	881	4,086
Noninterest expense	1,552	310	186	353	825	3,226
(Reversal of) provision for loan losses	52	3	(4)	—	(8)	43
Income (loss) before income taxes and including noncontrolling interests	354	277	59	63	64	817
Income tax expense (benefit) (1)	68	133	16	15	(211)	21
Net income (loss) including noncontrolling interests	286	144	43	48	275	796
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	20	20
Net income (loss) attributable to MUAH	$286	$144	$43	$48	$295	$816

Total assets, end of period	$71,501	$19,467	$882	$33,366	$35,820	$161,036

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Nine Months Ended September 30, 2017:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,527	$333	$179	$178	$188	$2,405
Noninterest income	326	296	48	272	550	1,492
Total revenue	1,853	629	227	450	738	3,897
Noninterest expense	1,483	298	171	336	657	2,945
(Reversal of) provision for loan losses	39	(51)	(1)	—	(21)	(34)
Income (loss) before income taxes and including noncontrolling interests	331	382	57	114	102	986
Income tax expense (benefit) (1)	87	89	23	45	11	255
Net income (loss) including noncontrolling interests	244	293	34	69	91	731
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	25	25
Net income (loss) attributable to MUAH	$244	$293	$34	$69	$116	$756

Total assets, end of period	$66,025	$20,813	$1,042	$32,538	$34,434	$154,852

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2017 Form 10-K, which is incorporated by reference herein, in addition to the following information.
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
Following the 2008 financial crisis, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item I. "Business" and "Regulatory Capital" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Form 10-K.
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
Refer to "Supervision and Regulation" in Part I, Item 1. "Business" in our 2017 Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
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
Company Factors
The California Consumer Privacy Act of 2018 or other such laws could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of customers

In June of 2018, the Governor of California signed into law The California Consumer Privacy Act of 2018 (the “CCPA”). The new law, which becomes effective on January 1, 2020, provides consumers with expansive rights and control over their personal information which is obtained by or shared with “covered businesses” (which includes most banking institutions). The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against because of choices regarding the consumer’s personal information.
The CCPA provides for certain monetary penalties and for enforcement of the statute by the California Attorney General or by consumers whose rights under the law are not observed. It also provides for damages, as well as injunctive or declaratory relief, if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. The impact of the CCPA on the business of MUB is yet to be determined, but it could result in increased operating expenses, as well as, additional exposure to the risk of litigation by or on behalf of consumers. It is possible that other states where we have customers could enact similar laws. For additional information, see “Supervision and Regulation – Other Federal Laws and Regulations Affecting Banks – Privacy” in Part I, Item 1. "Business" in our 2017 Form 10-K.

Item 6.   Exhibits
EXHIBIT INDEX

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements(1)

(1)	Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed September 13, 2018

(2)	Filed herewith.

(3)
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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: November 7, 2018	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2018	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: November 7, 2018	By:	/s/ NEAL HOLLAND
Neal Holland Controller and Chief Accounting Officer (Principal Accounting Officer)