Form 10-K
period 2018-12-31
MUFG Americas Holdings Corp
filed 2019-02-28
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Not applicable; all of the voting stock of the registrant is owned by its parent, MUFG Bank, Ltd. and its ultimate parent, Mitsubishi UFJ Financial Group, Inc.
As of January 31, 2019, the number of shares outstanding of the registrant's Common Stock was 131,935,124.
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

ACR	Americas Credit Review
ADR	American depositary receipt
Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AMT	Alternative minimum tax
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting standards update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
BHCA	Bank Holding Company Act
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CD	Certificate of deposit
CECL	Current expected credit loss
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed securities
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CRO	Chief Risk Officer
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECA	Executive Committee for the Americas
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government-sponsored enterprise
GSIB	Global systemically important banks
HQLA	High quality liquid assets
HRA Plan	MUFG Union Bank, N.A. Retiree Health Reimbursement Plan
IAA	Internal Audit for the Americas
IHC	Intermediate Holding Company
LCR	Liquidity Coverage Ratio

Glossary of Defined Terms (Continued)

LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing credit
LLC	Limited liability corporation
LTV	Loan-to-value
MBS	Mortgage-backed securities
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MUAH	MUFG Americas Holdings Corporation
MUAH Plan	MUFG Americas Holdings Corporation Stock Bonus Plan
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
NAV	Net asset value
n/a	Not available
nm	Not meaningful
NY DFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
ORMD	Operational Risk Management Department
PCAOB	Public Company Accounting Oversight Board
RMBS	Residential mortgage-backed securities
S&P	Standard & Poor's Ratings Services
SEC	Securities and Exchange Commission
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
U.S. Basel lll Rules	Basel lll capitalization rules of the Basel Committee on Banking Supervision
VaR	Value-at-risk
VIE	Variable interest entity
Volcker Rule	Section 619 of the Dodd-Frank Act

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

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, our borrowers’ ability to service their loans and residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve introduced in response to the financial crisis, and the ensuing recession affecting the banking system, financial markets and the U.S. economy, the Dodd-Frank Act, the EGRRCPA, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, long-term debt, issuance of additional notes under the Bank's unsecured bank note program, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation, and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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
PART I
ITEM 1.   BUSINESS
General
We are a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUSA. We are owned by MUFG Bank, Ltd. and MUFG. MUFG Bank, Ltd. is a wholly-owned subsidiary of MUFG. As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
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
The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUSA. We service U.S. Wholesale & Investment Banking, certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $168.1 billion at December 31, 2018.
On July 1, 2016, MUFG designated MUAH as its U.S. Intermediate Holding Company and transferred substantially all its U.S. subsidiaries to the IHC in accordance with the requirements of the U.S. Federal Reserve Board's final rules for Enhanced Prudential Standards. MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017. The remaining subsidiaries transferred have been included in MUAH's financial results on a prospective basis. The Company issued 11,258,882 shares to MUFG Bank, Ltd. and MUFG in exchange for the transferred subsidiaries. For additional information regarding related party transactions, refer to Note 21 of our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.
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
Lines of Business
Our operations are organized into four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUFG Securities Americas. These segments and their financial information are described more fully in Note 22 to our Consolidated Financial Statements included in this Form 10-K.
Employees
At December 31, 2018, we had approximately 13,250 full-time equivalent employees.

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

Supervision and Regulation
BHCs, banks and securities broker-dealers are extensively regulated under federal and state law. This regulation is intended primarily for the safety and soundness of banks, the protection of bank depositors, brokerage and other customers, the Federal Deposit Insurance Fund, the Securities Investors Protection Fund and the U.S. banking and financial services system as a whole, and not for the benefit of investors in securities issued by a BHC or bank. Set forth below is a summary description of significant laws and regulations and other legal authorities that relate to our operations and those of our subsidiaries, including MUB and MUSA. This summary description of applicable legal authorities is not complete and is qualified by reference to such legal authorities and does not address every legal authority. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted, implemented or applied in a specific instance, could have a material effect on our business and operations.
Principal Federal Banking Laws
BHCA and the GLBA. The Company, MUFG and MUFG Bank, Ltd. are subject to regulation under the BHCA, which subjects us to Federal Reserve reporting, supervision and examination and other requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than five percent of the voting shares of any domestic bank without the prior approval of the Federal Reserve. Our activities are limited, with some exceptions, to the business of banking, managing or controlling banks, and other activities that the Federal Reserve deems to be so closely related to banking as to be a proper incident thereto.
The GLBA allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLBA provides a framework for BHCs to engage in new financial activities under certain conditions. MUAH, MUFG Bank, Ltd. and MUFG are financial holding companies under the BHCA. A financial holding company is authorized to engage in activities beyond those permissible for a BHC that are deemed to be financial in nature or incidental to such financial activity as well as certain specified non-banking activities deemed to be closely related to banking. In order to maintain its status as a financial holding company, a BHC must continue to meet certain standards established by the Federal Reserve. Those standards require that a financial holding company exceed the minimum standards applicable to BHCs that have not elected to become financial holding companies. These higher standards include meeting the “well capitalized” and “well managed” standards for financial holding companies as defined in the regulations of the Federal Reserve. The Federal Reserve has the authority to limit the ability of a financial holding company (or any of its affiliates) to conduct otherwise permissible activities if the financial holding company or any of its depositary institution subsidiaries ceases to meet these standards.  If the deficiencies are not corrected, the Federal Reserve may require that the financial holding company either terminate any activity that is not permissible for a BHC or divest control of a deficient depository institution subsidiary.  Failure to comply can also result in the assessment of civil money penalties against the financial holding company. In addition, a financial holding company must ensure that its U.S. banking subsidiaries meet certain minimum standards under the Community Reinvestment Act of 1977.
National Bank Act. MUB, our principal U.S. banking subsidiary, is chartered under and subject to the National Bank Act which, together with the regulations of the OCC, governs many aspects of the corporate activities and banking operations of national banks, including the powers and duties of national banks, the payment of dividends on capital stock, conduct of loan, investment and fiduciary activities, minimum capital ratios, the opening and closing of branches, the acquisition of other banking entities or financial companies and many other matters.
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
The OCC has extensive enforcement authority over national banks. If, during an examination of a bank or otherwise, the OCC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity, or other aspects of the bank’s operations are unsatisfactory or that the bank or its management is violating or has violated any laws or regulations, various remedies are available to the OCC, including the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced to increase capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors and/or ultimately to terminate the bank’s charter. The OCC also has broad authority to address bank activity it deems to constitute an unsafe or unsound practice.
The OCC has adopted guidelines that establish minimum standards for the design and implementation of a risk governance framework for large national banks with average total consolidated assets of $50 billion or more, such as MUB. The guidelines establish specific risk management-related roles and responsibilities for three designated functions: a bank’s “front line” public-facing business; independent risk management; and internal audit.
The OCC has also provided additional guidance to national banks for assessing and managing risks associated with third-party relationships, including any business relationship between a bank and another entity, by contract or otherwise. The guidance includes regulatory expectations for planning, due diligence, third-party selection, contract negotiation and ongoing monitoring of third-party relationships that banks should consider when outsourcing bank functions. The guidance could have an impact on MUB’s selection of vendors to which it outsources certain functions and on MUB’s contract negotiations, particularly with respect to representations and warranties and indemnification by the vendors it may select.

In November 2017, MUFG Bank, Ltd. applied to the OCC to convert its state-licensed branches and agencies in the U.S. to federal branches and agencies; the OCC approved the conversion applications and issued federal licenses to such branches and agencies in November 2017.  For additional information, see “MUFG Bank, Ltd.'s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part I, Item 1A. "Risk Factors" in this Report on Form 10-K.
Consumer Financial Protection Bureau. The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including MUB. The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and responding to complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. In various public pronouncements and enforcement actions, the CFPB has focused on a variety of practices it deems to be unfair, deceptive or abusive, including the following: credit-card add-on products, including billing of consumers for credit-monitoring services without prior consent; failing to accept or timely post payments; failure to honor loan modifications after the loan servicing is transferred; various debt collection practices, including sending foreclosure notices to borrowers who were current on their loans; and various practices relating to debts owed by service members, such as threatening to contact the members’ commanding officers about loan arrears or burying the contractual authorization for this practice in the lending contract. The CFPB has also focused on automobile dealer discretionary interest rate markups and on holding banks and other purchasers of such contracts responsible for unlawful disparities in markups charged by dealers to borrowers of different races or ethnicities. The CFPB also has finalized rules that impact many aspects of residential mortgage loans and lending practices, including a requirement that banks develop and implement procedures to ensure compliance with a borrower’s “reasonable ability to repay” test, make new or revised disclosures and revise policies and procedures for originating and servicing residential mortgage loans. Various pronouncements from recently appointed and other CFPB officers and recent CFPB actions have suggested it is undertaking a review of, and changes to, its past methods and practices, which could give rise to additional operational, regulatory and other risks.
Financial Stability Oversight Council. The Financial Stability Oversight Council (consisting of the Secretary of the Treasury, heads of the federal banking regulatory agencies and the SEC, and certain other officials) provides oversight of all risks created within the U.S. economy from the activities of financial services companies and supports enhanced prudential regulation. It also has the authority to recommend stricter standards for the largest, most interconnected financial services and other firms. Where it determines that certain practices or activities pose a threat to financial stability, it may make recommendations to the primary financial regulatory agencies for new or heightened regulatory standards. The Financial Stability Oversight Council must determine which BHCs and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. BHCs over $50 billion in consolidated assets are considered to be “large interconnected bank holding companies” and automatically designated as “systemically significant.” The Company falls within this category, and therefore, is subject to heightened prudential standards including enhanced capital, leverage, and liquidity standards, as well as credit exposure reporting, concentration limits, stress testing and resolution plan requirements.
Dodd-Frank Act and Related Regulations
The Dodd-Frank Act, enacted in 2010, has resulted in sweeping changes to the U.S. financial system. Many provisions of the law have been implemented by rules and regulations of the federal banking agencies but, as discussed below, certain provisions of the law are yet to be implemented and therefore the full scope and impact of the law on banking institutions generally, and specifically on our business cannot, be fully determined at this time. The Dodd-Frank Act also provides authority to the FDIC to serve as receiver in the liquidation of systemically important non-bank financial companies, including BHCs. Liquidation proceedings for such companies will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies. In circumstances where there is a shortfall after assessments on creditors of a failed company, there may be assessments on BHCs with consolidated assets of $50 billion or more, such as the Company.
President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes on May 24, 2018. Among other things, the EGRRCPA raised the threshold for designation as a systemically important financial institution from $50 billion to $250 billion in assets, removed BHCs with less than $100 billion in assets from the application of enhanced prudential standards and eliminated the applicability of enhanced prudential standards to BHCs with between $100 billion and $250 billion in assets 18 months after enactment unless the Federal Reserve by order or rule determines to apply enhanced prudential standards to any such institution. The Federal Reserve is authorized to establish by order or rule tailored enhanced prudential standards, including periodic stress tests and liquidity requirements, for BHCs with between $100 billion and $250 billion in assets and is required to tailor the application of enhanced prudential standards to BHCs of any size based on certain factors, including capital structure, riskiness, complexity, financial activities, size and other risk-related factors that the Federal Reserve deems appropriate. With respect to foreign banking organizations (“FBOs”), the EGRRCPA states it does not affect the continued applicability of enhanced prudential standards to FBOs with global assets equal to or greater than $100 billion or limit the authority of the Federal Reserve to impose enhanced prudential standards requirements with respect to, or tailor the regulation of, an FBO with total assets equal to or greater than $100 billion, including the requirement that it establish an IHC. Because MUFG, as an FBO, has total assets in excess of $100 billion, the Company expects that it will remain subject to the Federal Reserve’s enhanced prudential standards rules even though various domestic BHCs with a size comparable to MUAH will be relieved from compliance with such rules.
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
As required by the Dodd-Frank Act, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and FBOs operating in the U.S., such as MUFG Bank, Ltd. These integrated rules include the Federal Reserve’s resolution plan, capital plan and stress testing rules, as well as a final rule regarding enhanced prudential standards. (The resolution, capital plan and stress testing rules are discussed below in this section.) The final enhanced prudential standards rule addresses a diverse array of regulatory subjects, each of which is highly complex. In some instances, the rule implements new financial regulatory requirements and in other instances it overlaps other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For large domestic BHCs, such as the Company, and FBO’s operating in the U.S., such as MUFG Bank, Ltd., the final enhanced prudential standards rule formalizes governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule-makings, as described in this section, but also imposed certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.
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

In addition, the final FBO rules require that an FBO with $50 billion or more of non-branch assets in the U.S. (such as MUFG Bank, Ltd.) operate in the U.S. through an IHC structure. The FBO is required to hold its interest in any U.S. subsidiary through the IHC, which will be its top-tier U.S. subsidiary. U.S. branches of FBOs, such as those of MUFG Bank, Ltd., are excluded from this requirement. The final FBO standards had a July 1, 2016 initial compliance date and generally deferred application of a specified IHC leverage ratio until 2018. MUAH became the IHC for the U.S. operations of MUFG and MUFG Bank, Ltd. on July 1, 2016.
Additionally, in December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The Company, which serves as MUFG’s designated IHC in the U.S., will be required to maintain a minimum amount of total loss-absorbing capacity, which must be met with a combination of Tier 1 regulatory capital and long-term debt. Due to MUFG’s single point of entry resolution approach, the Company will be subject to a minimum level of internal TLAC, which must be issued either to a foreign company that controls the Company (in this case MUFG Bank, Ltd. or MUFG) or to another directly or indirectly wholly-owned foreign subsidiary of MUFG. TLAC Tier 1 regulatory capital is intended to absorb ongoing losses, while the conversion of TLAC eligible long-term debt into common equity is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company became subject to these new rules on January 1, 2019. During the fourth quarter of 2018, the Company restructured existing debt issued to MUFG Bank, Ltd. and replaced a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to MUFG Bank, Ltd. in order to comply with the new rules.
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
The federal financial regulatory agencies adopted final rules implementing Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule. The final rule generally prohibits banking entities from engaging in short-term proprietary trading of securities, derivatives, commodity futures and associated options for their own account. The final rule provides exemptions for certain activities, including certain types of market making, underwriting, hedging of specific, identifiable risks of individual or aggregated positions and trading in U.S. government, agency, state and municipal obligations. These exemptions are limited if they involve a material conflict of interest, a material exposure to high-risk assets or trading strategies or a threat to the institution’s safety and soundness or to that of the U.S. financial system. The rules also exempt trading for customers in a fiduciary capacity or in riskless principal trades, subject to certain requirements.
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
Regulatory Capital and Liquidity Standards
The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as its off-balance sheet exposures, such as letters of credit.
Regulatory Capital Rules. The Federal Reserve and the other U.S. federal banking agencies have adopted final rules to implement the Basel III capitalization rules of the BCBS for banking organizations located in the United States (U.S. Basel III Rules). The U.S. Basel III Rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. In December 2014, MUAH received approval from the Federal Reserve to opt-out of the advanced approaches rules for holding companies. MUAH became subject to the U.S. Basel III Rules on January 1, 2015, with certain provisions subject to a phase-in period. MUB previously opted-in to the advanced approaches risk-based capital rules, and therefore was required to comply with the U.S. Basel III Rules beginning on January 1, 2014. However, effective September 30, 2017, the OCC approved MUB's request to opt-out of the U.S. Basel III Rules advanced approaches, including MUB's one-time permanent election to exclude certain components of AOCI from its regulatory capital calculations. The U.S. Basel III Rules generally establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, and higher leverage ratios and capital conservation buffers that are added to the minimum capital requirements and must be satisfied for banking organizations to avoid becoming subject to certain limitations on dividends and discretionary bonus payments to executive officers. The U.S. Basel III Rules also implement higher minimum capital requirements.
The U.S. Basel III Rules also provide for various adjustments and deductions to the definitions of regulatory capital that became fully effective on December 31, 2017. Under these rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer above its minimum risk-based capital requirements (equal to 2.50% of its total risk-weighted assets). The capital conservation buffer is designed to absorb losses during periods of economic stress. The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and is being implemented on a phased-in basis over a four-year period (increasing by that amount on each subsequent January 1, until it reached the 2.5% standard on January 1, 2019).
In January 2014, the BCBS issued an updated version of its leverage ratio and disclosure guidance (the “Basel III leverage ratio”). The BCBS guidance continues to set a minimum Basel III leverage ratio of 3%. In April 2016, the BCBS proposed, among other things, that for purposes of calculating the denominator of the leverage ratio, off-balance sheet exposures of banks to securitization transactions should be treated the same as such exposures are treated under the BCBS revisions to its securitization framework for risk-based capital. The BCBS further amended the leverage ratio, among other revisions to its Basel III capital framework, in December 2017 (“Basel IV”). The Basel IV revisions refine the definition of the leverage ratio “exposure measure” (the Basel III term for total non-risk-weighted assets), and introduce a leverage ratio buffer applicable to GSIBs, requiring GSIBs to maintain a higher leverage ratio. Beginning January 1, 2022, the updates to the leverage ratio will be implemented and the BCBS leverage ratio buffer will apply to GSIBs.
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
Comprehensive Capital Analysis and Review Program. MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof); however, MUAH was granted regulatory administrative relief in 2019 and is not required to  submit its capital plan to the Federal Reserve or participate in the 2019 Comprehensive Capital Analysis and Review (CCAR 2019) process.  The Company remains subject to future cycles of the Federal Reserve’s CCAR program.  CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress.  Depending on the circumstances, failure to attain a non-objection of a BHC’s CCAR plan from the Federal Reserve could have a variety of adverse consequences for the institution, including a requirement to augment capital, restrain growth or other adverse consequences.  The Federal Reserve’s capital plan and stress testing rules for bank holding companies provide that the Federal Reserve may not object to a capital plan on the basis of qualitative deficiencies in the BHC’s capital planning process if the BHC has total consolidated assets of at least $50 billion but less than $250 billion, nonbank assets of less than $75 billion and is not controlling a U.S. global systemically important bank (large but noncomplex firms).  Under these rules, such bank holding companies’ capital planning processes will be evaluated during the Federal Reserve’s regular ongoing supervisory activities.
Liquidity Coverage Ratio. The U.S. banking agencies adopted a rule implementing a standardized quantitative liquidity requirement generally consistent with the LCR standard, which was included in the Basel III framework of the BCBS. This LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using specified liquidity inflow and outflow assumptions (that produce net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR standard generally applies to all internationally active banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the rule also applies a less stringent, modified LCR to BHCs that are not internationally active, and have more than $50 billion in total assets (such as the Company). Under the LCR rule, financial institutions must maintain an LCR equal to at least 100% based on the entity’s total projected net cash outflows over the next 30 calendar days, effectively using net cash outflow assumptions equal to 70% of the outflow assumptions prescribed for internationally active banking organizations. The Company is in compliance with the requirements of the modified LCR standard. Under the LCR rule, commencing in 2019, the Company and other bank holding companies subject to the rule will be required to make periodic public disclosure on their websites of quantitative and qualitative aspects of their LCR within 60 days after calendar year-end (45 days for quarterly filings).
Other Federal Laws and Regulations Affecting Banks
There are additional requirements and restrictions in the laws of the U.S. and states in which MUB and its subsidiaries conduct operations. The consumer lending and other banking activities of MUB are subject to extensive regulation under various state laws as well as the federal laws discussed above. Furthermore, due to MUFG Bank, Ltd.’s controlling ownership of the Company, regulatory requirements adopted or enforced by the Government of Japan may have an impact on the activities and investments of the Company in the future.
Deposit Insurance. Customer deposits maintained by MUB are insured up to statutory limits (currently $250,000 per depositor, subject to certain exceptions) by the FDIC and, accordingly, are subject to deposit insurance assessments. Deposit insurance assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole.

As required by the Dodd-Frank Act, the FDIC adopted a comprehensive, long-range restoration plan for the deposit insurance fund to increase the fund’s reserves relative to total insured deposits in the U.S. The ultimate effect on our business of legislative, regulatory and economic developments on the deposit insurance fund cannot be predicted with certainty.
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
If any insured depository institution becomes insolvent and the FDIC is appointed its conservator or receiver, the FDIC may, in most cases, disaffirm or repudiate any contract to which such institution is a party if the FDIC determines that performance of the contract would be burdensome and that disaffirmance or repudiation of the contract would promote the orderly administration of the institution’s affairs. In addition, the FDIC as conservator or receiver may enforce most contracts entered into by the institution notwithstanding any provision providing for termination, default, acceleration or exercise of rights upon or solely by reason of insolvency of the institution, appointment of a conservator or receiver for the institution, or exercise of rights or powers by a conservator or receiver for the institution.
Under provisions of the FDIA, an FDIC-insured bank under common control with another FDIC-insured bank is generally liable for any loss incurred or reasonably expected to be incurred, by the FDIC upon the actual or reasonably likely failure of such other bank. Thus, MUB could incur liability to the FDIC under these provisions in the event of failure of another bank controlled by the Company or MUFG. This liability would be subordinated to deposit liabilities and certain other senior liabilities. At present, neither the Company nor MUFG have such other bank subsidiaries.
Pursuant to the Dodd-Frank Act and related regulations, BHCs and insured depository institutions with $50 billion or more in assets are required to develop and annually file with the bank regulators resolution plans or so-called “living wills” to facilitate the FDIC’s ability to liquidate such banks in a prompt and orderly fashion upon a failure. If the bank regulators determine that the resolution plan is not credible or would not facilitate the orderly resolution of the institution, they may require the institution to submit a revised resolution plan that addresses the deficiencies identified by the regulators. If the regulators determine that the revised plan remains deficient, they may decide to subject the institution to more stringent capital, leverage, or liquidity requirements or restrictions on growth, activities or operations and may impose other sanctions.
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
Community Reinvestment Act. MUB is subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities and in evaluating whether to approve applications for permission to engage in new activities or to acquire other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application.

Fair Lending and Other Related Laws. MUB is subject to the Equal Credit Opportunity Act of 1974 and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers and makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant’s income derives from any public assistance program; or (3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage on a prohibited basis, an application for credit.
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
Bank Secrecy Act and Office of Foreign Assets Control Regulations. The banking industry is subject to extensive regulatory controls and processes under the Bank Secrecy Act and related anti-money laundering laws. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. The U.S. also imposes economic sanctions that affect transactions with designated foreign countries, nationals and others. These rules are administered by OFAC. Included among OFAC restrictions are limitations or prohibitions on engaging in financial transactions involving a sanctioned country, entity or person and prohibitions on transfers of blocked property and bank deposits subject to U.S. jurisdiction. Failure to comply with these requirements may adversely affect the Company’s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions and additionally could result in substantial monetary fines, penalties and other sanctions.
Affiliate Transactions. MUB and its affiliates are subject to certain restrictions under the Federal Reserve Act and related regulations, including restrictions on loans by MUB to, and other transactions with, its affiliates (including requirements that such transactions with MUB be collateralized and on arm’s-length terms). Dividends payable by MUB to MUAH are subject to restrictions under a formula imposed by the OCC unless express approval is given by the OCC to exceed these limitations.
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
Overdraft and Interchange Fees; Interest on Demand Deposits. Regulation E restricts a bank's ability to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to an overdraft service for those types of transactions. The Dodd-Frank Act's "Durbin Amendment" also required the Federal Reserve to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing the debit card transaction and imposes other requirements on card networks.
Regulation of MUSA
MUSA is a registered broker-dealer with the SEC and is a member of the Financial Industry Regulatory Authority (FINRA). MUSA is also registered with the Municipal Securities Rulemaking Board (MSRB) as a broker-dealer. MUSA was previously a Futures Commission Merchant and a member of the National Futures Association. However, it effectively deregistered in 2017.
Much of the regulation of broker-dealers has been delegated to self-regulatory organizations such as the FINRA of which MUSA is a member. The principal purpose of regulating broker-dealers is the protection of clients and the securities markets. The regulations cover many aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers and employees.
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
The Uniform Net Capital Rule prohibits a broker-dealer subsidiary from paying cash dividends, or making unsecured advances or loans to its parent company or repaying subordinated loans to its parent company if such payment would result in a net capital amount of less than 5% of aggregate debit balances or less than 120% of its minimum dollar requirement of $1,000,000.
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
In October 2018, the Federal Reserve invited comments on a framework that would more closely match regulations for large banking organizations with their risk profiles. Firms in the lowest risk category - generally most domestic firms with assets of between $100 billion and $250 billion would no longer be subject to standardized liquidity requirements but would be subject to firm-developed liquidity tests and reduced stress testing requirements. Firms with $250 billion or more in assets that are not GSIBs would be subject to reduced standardized liquidity requirements depending on their risk profile and would be subject to stress testing but on an extended cycle. Under the Federal Reserve’s proposal, GSIBs, such as MUFG, would not see any change in their capital or liquidity requirements. The Federal Reserve advised that it expects to issue a separate tailoring proposal for foreign banks in the future. Whether and to what extent, MUAH and MUB may be affected by these initiatives cannot be predicted at this time.
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
During the fiscal year ended December 31, 2018, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, Ltd., issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the fiscal year ended December 31, 2018, the aggregate interest and fee income relating to these transactions was less than ¥100 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank, Ltd. outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank, Ltd. receives deposits in Japan from, and provides settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the fiscal year ended December 31, 2018, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥18 million, representing less than 0.005 percent of MUFG’s total fee income. Although there was no outstanding balance as of December 31, 2018, MUFG Bank, Ltd. had, during the fiscal year ended December 31, 2018, loans that were arranged prior to changes in applicable laws and regulations to borrowers in, or affiliated with, Iran, including entities owned by the Iranian government. For the fiscal year ended December 31, 2018, the agent fee income relating to these loan transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income.
We understand that MUFG Bank, Ltd. recognizes that following the withdrawal in May 2018 by the United States from the Joint Comprehensive Plan of Action, the United States has imposed secondary sanctions against non-U.S. persons who engage in or facilitate a broad range of transactions and activities involving Iran. We understand that MUFG Bank, Ltd. will take the recent sanctions related developments into account and monitor any future transactions relating to Iran in order to comply with applicable U.S. and Japanese regulations as well as U.S., Japanese and other international sanctions.
Financial Information
See our Consolidated Financial Statements beginning on page 76 of this Form 10-K for financial information about MUAH and its subsidiaries.

ITEM 1A.   RISK FACTORS
The following discussion sets forth material risk factors that could affect our financial condition and operations:
Industry Factors
U.S. and global economic experiences of a serious recession, a slow economic recovery, persistent financial market volatility, and significant U.S. and global consumer and business economic deterioration have presented challenges for the banking and financial services industry and for MUAH. In the U.S., the government response included a variety of measures which has allowed U.S. economic activity to improve in recent years but there can be no assurance that this progress will continue or will not reverse. The U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, may further exacerbate adverse U.S. economic conditions. These challenges may be intensified over time as a result of the federal tax legislation signed into law in December of 2017 if federal budget deficits were to increase and Congress and the Administration cannot effectively work to address them.
In the past decade, adverse financial and economic developments impacted U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for MUAH. These developments included a general recession both globally and in the U.S. followed by a slow economic recovery accompanied by unprecedented volatility in the financial markets.
In response, various significant economic and monetary stimulus measures were implemented by the U.S. government. The Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has modified certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet. U.S. economic activity has significantly improved, but there can be no assurance that this progress will continue or will not reverse.
The challenges to the level of economic activity in the U.S., and also to the banking industry, have also been exacerbated at times since the recession by extensive political disagreements regarding the statutory debt limit on U.S. federal government obligations and measures to address the substantial federal deficits and the federal budget. These political developments led to a downgrade from “AAA” to “AA+” by one credit rating agency of the long-term sovereign credit rating of United States debt, although other credit rating agencies did not take such action. Although concerns about U.S. sovereign debt may have lessened, there can be no assurance that the current political disagreements regarding the federal budget will be resolved between the Trump Administration and the newly-elected Congress with the Democrats controlling the House of Representatives, or that such disagreements will not occur again in the future. Any such future disagreements, if not resolved, could result in further downgrades by the rating agencies with respect to the obligations of the U.S. federal government. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. Any such developments could also have adverse consequences for the securities repurchase business conducted by MUSA, which relies upon both the credit quality of bonds issued by the U.S. federal government and the smooth functioning of the markets using such bonds as collateral. It is also possible that the federal government’s fiscal and budgetary challenges could be intensified over time as a result of the federal tax legislation signed into law in December of 2017 if the reductions in tax rates along with greater government spending result in increased federal budget deficits.
Difficult market conditions have adversely affected the U.S. banking industry
The resulting economic pressure on consumers and lack of confidence in the financial markets since the 2008 recession adversely affected our business, financial condition and results of operations for several years after the recession. Although the economic conditions in our markets, including California in particular and in the U.S. in general, have significantly improved in recent years, there can be no assurance that these conditions will continue to improve, especially given the fact that the U.S. economic expansion is becoming extended in its duration. In addition, turbulent political and economic conditions in foreign countries and trade policy differences with major U.S. trading partners may negatively impact the U.S. financial markets and economy in general. If these conditions worsen market conditions could be adversely affected. In particular, we may face the following risks in connection with these events:

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

•
Downgrades in the credit ratings of major U.S. or foreign banks or other financial difficulties affecting such major banks could have adverse consequences for the financial markets generally, including possible negative effects on the available sources of market liquidity and increased pricing pressures in such markets which, in turn, could make it more difficult or expensive for banks generally and for us in particular to access such markets to satisfy liquidity needs.

•
Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our broker-dealer and asset management and trust businesses. MUSA is exposed to the price risk of such securities where it holds inventory to meet expected customer demand. MUSA's debt capital markets fee income would also be detrimentally impacted from sustained periods of fixed income price volatility. MUB's fee income may also decline since its asset management and trust business fees are primarily based upon the values of assets it manages and declines in the values of those assets proportionately reduce the amount of its fees charged.

•
Competition in our industry could intensify as a result of the increasing consolidation of financial services companies and increasing competition from less regulated nonbank financial services companies many of whom are using new technologies to deliver their services. For additional information, see “Substantial competition could adversely affect us” in Part I, Item 1A. “Risk Factors” in this Form 10-K.

•
We may incur goodwill impairment losses in future periods. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill Impairment Analysis” in Part II, Item 7. and Note 5 to our Consolidated Financial Statements included in this Form 10-K.

•
In November 2018, the U.S., Mexico and Canada came to an agreement to replace North American Free Trade Agreement (NAFTA) with the United States-Mexico-Canada Agreement (USMCA), although NAFTA will remain in force until the USMCA is ratified by all of its members. The effect of such agreement and future proposals on international trade between the U.S. and other countries and on the level of economic activity in the U.S., as well as possible volatility in the financial markets generally, cannot be predicted.

The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult

We are subject to significant banking and federal and state securities regulation and supervision, which is primarily for the benefit and protection of our depositors and other customers and the Federal Deposit Insurance Fund and the banking system as a whole and less so for the benefit of investors in our securities. In the past, our business has been materially affected by these regulations. This can be expected to continue in the future. Laws, regulations or policies, including accounting standards and interpretations, currently affecting us and our subsidiaries may change over time. Regulatory authorities may also change their interpretation of, and intensify their examination of compliance with, these statutes and regulations. Therefore, our business may be adversely affected by changes in laws, regulations, policies or interpretations or regulatory approaches to compliance and enforcement, as well as by supervisory action or criminal proceedings taken as a result of perceived noncompliance, which could result in the imposition of significant penalties or fines. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may require additional management time and attention. To the extent state and local laws and regulations are not preempted by federal laws or regulations, our regulatory compliance could become more challenging.
The Dodd-Frank Act was enacted in 2010 in response to the financial crisis that culminated in the severe economic disruptions during and after 2008. The Dodd-Frank Act, among other things, established the CFPB with broad powers to regulate consumer financial products such as credit cards and mortgages, established the Financial Stability Oversight Council comprised of the heads of various regulatory agencies, led to new capital requirements from U.S. federal banking agencies, placed new limits on electronic debit card interchange fees, and required the SEC and national stock exchanges to adopt significant new corporate governance and executive compensation reforms. While the CFPB's regulatory powers have not changed under the current Administration, the number of publicly announced enforcement actions it has chosen to pursue has significantly declined.
This important legislation has affected U.S. financial institutions, including MUAH and MUB, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges to the financial services industry. For additional information regarding the impact on our business of the Dodd-Frank Act and related regulations, see "Supervision and Regulation – Principal Federal Banking Laws - Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in this Form 10-K.
Following the 2008 financial crisis, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations. For additional information, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item I. "Business" and "Regulatory Capital" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.
President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes on May 24, 2018 as described more fully in "Supervision and Regulation – Dodd Frank Act and Related Regulations" in Part I, Item I. "Business" in this Form 10-K.
The need to maintain more and higher quality capital and greater liquidity under applicable bank regulatory agency rules could limit the Company’s lending and other business activities and its ability to expand, either organically or through acquisitions. It could also result in the Company taking steps to increase its capital or being limited in its ability to pay dividends or otherwise return capital to its shareholders, or selling or refraining from acquiring assets. In addition, the regulatory liquidity standards could limit the Company’s ability to invest in longer-term or less liquid assets even if more desirable from a balance sheet management perspective.
The capital rules of the U.S. federal banking agencies as well as the various other regulations referred to herein, along with other regulations which may be adopted in the future, may also generally increase our cost of doing business or lead us to stop, reduce or modify our products and services.
Proposals to reform the housing finance market in the U.S. could also significantly affect our business. These proposals, among other things, include reducing or eliminating over time the role of the GSEs (Fannie Mae and Freddie Mac) in guaranteeing mortgages and providing funding for mortgage loans, as well as the implementation of reforms relating to borrowers, lenders, and investors in the mortgage market, including reducing the maximum size of a loan that the GSEs can guarantee, phasing in a minimum down payment requirement for borrowers, improving underwriting standards, and increasing accountability and transparency in the securitization process. While the specific nature of these reforms and their impact on the financial services industry in general, and on MUB in particular, is uncertain at this time, such reforms, if enacted, are likely to have a substantial impact on the mortgage market and could potentially reduce our income from mortgage originations by increasing mortgage costs and/or lowering originations. The GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and cause an increase in our allowance for loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on the Bank’s residential mortgage lending business. In addition, any impact of such changes upon the credit quality of GSE’s and therefore upon agency MBS securities held by MUAH could result in material reductions in valuations, as well as adverse impacts upon MUSA’s agency MBS trading business.
Several cities in the United States (including New York, Los Angeles, San Diego, San Francisco, San Jose and Seattle) have adopted responsible banking ordinances and other cities are considering the adoption of similar ordinances. These ordinances generally require banks that hold city government deposits to provide detailed accounts of their lending practices in low-income communities, as well as their participation in foreclosure prevention and home loan principal reduction programs. Performance under these ordinances is used as a basis for awarding the city’s financial services contracts. The adoption of these ordinances by municipalities for which the Bank is a provider of cash management or other banking services could result in increased regulatory and compliance costs and other operational costs and expenses, making this business less desirable to the Bank and potentially resulting in reduced opportunities for the Bank to provide these services. In August of 2015, New York City's ordinance was found to be invalid because it was pre-empted by federal and state banking laws and that case was dismissed. Whether and to what extent other responsible banking ordinances will be challenged and invalidated cannot be predicted.
As a result of supervisory actions against Wells Fargo Bank, N.A. involving customer abuses in the banks’ retail branch network, which may have arisen at least in part from incentive compensation arrangements related to cross-selling of products and services, the OCC conducted a horizontal examination of various U.S. banks including MUB to which they issued requests for information about their sales practices and incentive compensation programs. The increased regulatory focus on these subjects could lead to additional regulations and compliance costs which could impact the retail banking industry in the U.S.
International laws, regulations and policies affecting us, our subsidiaries and the business we conduct may change over time and affect our business opportunities and competitiveness in these jurisdictions. Due to our ownership by MUFG and MUFG Bank, Ltd., laws, regulations, policies, fines and other supervisory actions adopted or enforced by the Government of Japan, the Federal Reserve and other regulators may adversely affect our activities and investments and those of our subsidiaries in the future.
We maintain systems and procedures designed to comply with applicable laws and regulations. Some legal and regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if reasonably designed compliance systems and procedures were in place at the time. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation. Legal or regulatory compliance failure may also adversely affect our ability to obtain regulatory approvals for future strategic initiatives. Furthermore, failure to take necessary corrective action or the discovery of other violations of laws in the process of implementing any corrective measures could result in further regulatory enforcement action.
Our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve, a BHC is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain deposits accepted by banks and borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. In the fall of 2017, the Federal Reserve began the process of reducing its $4.5 trillion balance sheet by ceasing reinvestment of principal on the maturing U.S. bonds that it holds. The impact of the Federal Reserve’s unwinding of its "quantitative easing" program on the U.S. economy and financial markets cannot be predicted with certainty; however, this change in the Federal Reserve’s monetary policy could result in increased interest rates, changes in customer deposit behavior, and volatility in the financial markets. During 2018, the Federal Reserve gradually increased the target range for the federal funds rate, with the range standing at 2-1/4 to 2-1/2 percent at the end of 2018. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition.
Refer to "Supervision and Regulation" in Part I, Item 1. "Business" in this Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.
Increased regulation of the financial services industry has required and can be expected to continue to require significant investments in technology, personnel or other resources. Our competitors may be subject to different or reduced regulation due to their asset size or types of products offered and may also be able to more efficiently utilize resources to comply with regulations and to more efficiently absorb increased regulatory compliance costs into their cost structures.
The December 2017 reform of the U.S. tax laws that included a substantial reduction in corporate and personal tax rates also changed the tax laws relevant to our business. While such reform has had and could continue to have positive effects on corporate profitability which could benefit the Company and its customers, there could be other potential adverse consequences such as a decrease in the value of tax credits on certain investments we may make. There could also be possible adverse consequences for the economy and the business climate, such as a large increase in the federal deficits and increasing interest rates generally, including for the federal government’s borrowing costs. The potential long-run impact of these possible developments remains uncertain. For additional information regarding the possible effects of these changes on our business, see “The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative” in Part I, Item 1A. "Risk Factors" in this Form 10-K.
Higher credit losses could require us to increase our allowance for credit losses resulting in a charge to earnings
When we loan money or commit to loan money, we incur credit risk or the risk of losses if our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of credit losses inherent in our loan portfolio and our unfunded credit commitments. The process for determining the amount of the allowance is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future impact of current economic conditions that might impair the ability of our borrowers to repay their loans.
We might underestimate the credit losses inherent in our loan portfolio and have credit losses in excess of the amount reserved. Or, we might increase the allowance because of changing economic conditions, which we believe have caused losses to be sustained in our portfolio. For example, in a rising interest rate environment, borrowers with adjustable rate loans could see their payments increase. In the absence of offsetting factors such as increased economic activity and higher wages, this rate increase could reduce our borrowers’ ability to repay their loans, resulting in our increasing the allowance. We might also increase the allowance because of the occurrence of events previously unexpected. Any increase in our credit allowance would result in a charge to earnings.

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
Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and the trading portfolio of MUSA and could also adversely impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For several years after the 2008 recession, the Federal Reserve’s highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) placed downward pressure on the net interest margins of U.S. banks, including MUB. The Federal Reserve has continued to gradually raise interest rates from late 2016 through 2018 and gradually reduce its historically high $4.5 trillion balance sheet.  The impact of these measures on the U.S. economy and financial markets cannot be predicted with certainty at this time.  For additional information, see “The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult” above in this Risk Factors section. For additional information, see Part I, Item 1. "Business - Supervision and Regulation - Principal Federal Banking Regulatory Agencies" in this Form 10-K.
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
As interest rates rise from the historically low levels of recent years, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past and, if the recovery of the U.S. economy continues, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.
Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost. As our assets grow, we may face increasing pressure to seek new deposits through expanded channels from new customers at unfavorable pricing, further increasing our costs.
Substantial competition could adversely affect us
Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include a large number of state and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many nonbank financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. While we are part of MUFG, one of the largest global financial institutions, MUAH, MUB and MUSA are separate entities from their parent and other affiliates, and our competition includes a number of large financial institutions and securities firms operating in our U.S. markets that have substantial capital, technology and marketing resources, which may be well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from various economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than ours, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of provisions of the Dodd-Frank Act which permit the establishment of new branches in states other than their home state by national banks, state banks and foreign banks to the same extent as banks located in the other states.
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
Changes in accounting standards could materially impact our financial statements
From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements.

The continuing war on terrorism, overseas military conflicts, unrest and political developments in other countries and the U.S. could adversely affect U.S. and global economic conditions
Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, including the Middle East, may result in a disruption of U.S. and global economic and financial conditions and increases in energy costs and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets. In addition, continuing global tensions may result in new and enhanced U.S. economic sanctions against other governments or entities which may increase our compliance costs under the regulations of OFAC and other federal or state agencies. Although we have not experienced an adverse impact on our business from the British vote to exit the European Union (known as "Brexit"), potential changes in the European Union may have negative consequences to the global and U.S. economies and to our customers.
The Far East, including the Korean peninsula, China and Japan, continues to be subject to political tensions and potential volatility. In the event these conditions were to worsen, there could be material adverse economic consequences for the region, including for Japan, where our parents, MUFG and MUFG Bank, Ltd., have a substantial portion of their assets and business. If MUFG Bank, Ltd.’s business were to sustain seriously adverse conditions from such circumstances, this could result in an adverse impact on the ability of MUFG and MUFG Bank, Ltd. to support MUAH’s business in the U.S.
Company Factors
Adverse economic factors affecting certain industries we serve could adversely affect our business
We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the post-2008 recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industries in California also were especially adversely impacted by the deterioration in residential real estate markets. Our commercial and industrial credit portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions and other emerging developments that are disruptive to their customary business models. Volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. MUSA provides financing through repurchase transactions to mortgage real estate investment trusts (REITs) collateralized by U.S. agency-backed mortgages held by such trusts. MUSA also has established a trading business in U.S. agency mortgage-backed securities. A down-turn in the real estate sector in the U.S. could adversely impact the creditworthiness of these mortgage REITs, and could adversely impact MUSA’s business and results of operation. Conditions remain uncertain in various industries and could produce elevated levels of charge-offs.
Starting in 2018, federal tax legislation imposes various new limits on the ability of taxpayers to deduct on their federal income tax returns the interest they pay on residential mortgage loans, as well as their state and local property taxes. These changes could have negative consequences for residential market values which could, in turn, have adverse impacts on MUB’s existing residential mortgage loan portfolio and on the volume of newly-originated residential mortgage loans in the future.
A significant portion of our loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. California markets have experienced a strong recovery in home prices since the post-2008 housing market crisis; however, home price growth has begun to moderate and some fundamentals of the housing market have remained soft through the recovery. A renewed downturn could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

Changes to the operating framework or functioning of the market in mortgage securities sponsored by the GSE’s could also have an adverse impact on our exposure to mortgage-backed assets in both our banking and securities businesses.
Industry-specific risks are beyond our control and could adversely affect our loan portfolio, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.
Adverse California economic conditions could adversely affect our business
At times in past years, economic conditions in California have been subject to various challenges, including significant deterioration in the residential real estate sector and the California state government’s budgetary and fiscal difficulties. While California home prices and the California economy in general have experienced a recovery in recent years, there can be no assurance that the recovery will continue. Recent growth in home prices in some California markets may be unsustainable relative to market fundamentals and home price declines may occur.
In addition, the State of California has experienced budget shortfalls or deficits that have led to protracted negotiations between the Governor and the State Legislature over how to address the budget gap. The California electorate approved in the November 2012 general elections certain increases in the rate of income taxation in California and California’s budgetary situation has improved considerably (with a budget surplus being forecast for the coming year by the nonpartisan legislative analyst). However, there can be no assurance that the state’s fiscal and budgetary challenges will not recur. Also, municipalities and other governmental units within California have experienced budgetary difficulties and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units.
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired. For approximately the past six years, California experienced various episodes of severe drought conditions. While rainfall levels have improved, there can be no assurance that the drought will not return with consequent difficulties for the California economy, particularly in the agricultural sector. The long-run impact of this and other measures in response to the drought on the California economy cannot be predicted.
Wildfires occurred in a number of California counties where the Bank has branches and does business during 2017 and 2018. The fires resulted in numerous fatalities and injuries and substantial property damage to homes, businesses and infrastructure in several communities. California and other Western states where the Bank does business have been the subject of other major wildfires or natural disasters, including mudslides, flooding and seismic events. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and these natural disasters may adversely affect the Bank’s business and that of its customers.
Our stockholder votes are controlled by MUFG Bank, Ltd. and Mitsubishi UFJ Financial Group, Inc.
MUFG Bank, Ltd., a wholly-owned subsidiary of MUFG, and MUFG own all of the outstanding shares of our common stock. As a result, MUFG Bank, Ltd. and MUFG can elect all of our directors and can control the vote on all matters, including: approval of mergers or other business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity or debt securities; incurring debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to MUFG Bank, Ltd. or MUFG.
A majority of our directors are independent of MUFG and MUFG Bank, Ltd. and are not officers or employees of MUAH or any of our affiliates, including MUFG or MUFG Bank, Ltd. However, because of MUFG’s and MUFG Bank, Ltd.’s control over the election of our directors, they could at any time change the composition of our Board of Directors so that the Board would not have a majority of independent directors.

MUFG Bank, Ltd.'s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations
A substantial part of our operations have been historically funded independently of MUFG Bank, Ltd. and MUFG and we believe our business is not necessarily closely related to the business or outlook of MUFG Bank, Ltd. or MUFG. However, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S. such as MUFG, in December 2016. As a result, although we make an effort to diversify our sources of liquidity, we will be required to maintain a minimum of TLAC-eligible debt because of our affiliation with MUFG Bank, Ltd. If MUFG Bank, Ltd. and MUFG’s credit ratings, financial condition or business prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. For additional information, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in this Form 10-K.
MUFG Bank, Ltd. and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese, U.S. and other regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action any such authority might take against MUFG Bank, Ltd. or MUFG. For example, in connection with its annual Bank Secrecy Act and Anti-Money Laundering (BSA/AML) and Office of Foreign Assets Control (OFAC) examination of MUFG Bank, Ltd.’s U.S. based branches, the OCC recently imposed a public enforcement action upon MUFG Bank Ltd.’s New York, Los Angeles, and Chicago branches. The enforcement action relates to the BSA/AML portion of the examination, is in the form of a consent order and requires MUFG Bank Ltd. and its U.S. branches to implement various remedial measures to address the deficiencies found in the examination, including the adoption of a comprehensive action plan satisfactory to the OCC, implementation of  measures to ensure effective compliance management and qualified staffing, the adoption of comprehensive BSA/AML risk assessment policies and procedures and other remedial actions.  MUB is not a party to the consent order.
Similarly, in June 2013, MUFG Bank, Ltd. entered into a consent agreement with the NY DFS (its former NY regulator) under which it made a civil monetary payment of $250 million to resolve issues relating to the clearing of certain U.S. dollar payments that were routed through its New York branch office from 2002 to 2007. In November 2014, MUFG Bank, Ltd. entered into another consent agreement with the NY DFS under which it made a civil monetary payment of $315 million to resolve issues relating to instructions given to PricewaterhouseCoopers LLP and the disclosures made to the NY DFS in connection with MUFG Bank, Ltd.'s 2007 and 2008 voluntary investigation of MUFG Bank, Ltd.'s U.S. dollar clearing activity associated with countries or parties subject to U.S. economic sanctions. Under the terms of this agreement with the NY DFS, MUFG Bank, Ltd. agreed to take certain additional remedial actions. These remediation efforts are ongoing.
In November, 2017, MUFG Bank, Ltd. applied to the OCC to convert its state-licensed branches and agencies in the U.S. to federal branches and agencies and the OCC approved those conversion applications. As a result, these branches and agencies are now supervised by the OCC and are no longer supervised by state regulatory authorities. As a condition of the OCC’s approval of the conversion applications, the OCC required MUFG Bank, Ltd.’s primary New York branch to enter into a consent order with the OCC that supersedes and contains nearly identical substantive requirements as the 2013 and 2014 NY DFS consent agreements. MUFG Bank, Ltd.’s remediation efforts under the OCC consent order are ongoing. The OCC and MUFG Bank, Ltd. have established an ongoing regulatory relationship and the nature of that relationship will continue to evolve over time.
The NY DFS alleges that it continues to have the authority to bring an enforcement action against MUFG Bank, Ltd. based on events that occurred prior to the conversion of the licenses.  Those issues are the subject of a litigation filed on November 8, 2017 captioned The Bank of Tokyo-Mitsubishi UFJ, Ltd. v. Maria Vullo,17-cv-08691-SHS, which is currently pending in the United States District Court for the Southern District of New York.
MUFG Bank, Ltd. has received requests and subpoenas for information from government agencies in some jurisdictions, including the United States, Europe and Asia, which are or were conducting investigations into past submissions made by panel members, including MUFG Bank, Ltd., to the bodies that set various interbank offered rates. MUFG Bank, Ltd. is cooperating with these investigations and has completed all internal investigations. MUB is not a member of any of these panels or involved in any such investigations. In addition, MUFG Bank, Ltd. and other panel members have been named as defendants in a number of civil lawsuits, including putative class actions, in the United States relating to similar matters including the trading of financial instruments, the prices of which can be affected by interbank offered rates. MUFG Bank, Ltd. has also been named as a defendant in a number of civil lawsuits, including putative class actions, in the United States and Canada alleging foreign exchange market misconduct. While certain of these lawsuits have been settled without any admission of wrongdoing and there have been various procedural and potentially substantive developments in other pending cases, it is currently not possible for us to predict the scope and ultimate outcome of these investigations or lawsuits, including any possible effect on us as an affiliate of MUFG.
Potential conflicts of interest with MUFG Bank, Ltd. could adversely affect us
The views of MUFG Bank, Ltd. and MUFG regarding customer relationships, possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. This may prevent, delay or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight. Our securities broker-dealer subsidiary, MUSA, receives a significant portion of its investment banking business from referrals from MUFG Bank, Ltd. and MUFG and their affiliated entities. If such referrals were to diminish, this could have a materially adverse impact on the business of MUSA.
Also, as part of MUFG Bank, Ltd.’s risk management processes, MUFG Bank, Ltd. manages global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at MUAH or its subsidiaries. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits or other banking transactions and categories of customers is subject to the concurrence of MUFG Bank, Ltd. We may wish to extend credit or furnish other banking services to the same customers as MUFG Bank, Ltd. Our ability to do so may be limited for various reasons, including MUFG Bank, Ltd.’s aggregate exposure and marketing policies.
Since MUB, MUSA, MUAH and MUFG Bank, Ltd. all compete in U.S. banking or investment banking markets, ownership interests in MUFG’s common stock held by certain of our directors or officers, or services provided by those individuals as a director or officer or other employee of MUFG Bank, Ltd., could create or appear to create potential conflicts of interest. In addition, a number of the executive officers of MUAH and MUB also serve as executive officers of MUFG Bank, Ltd.’s U.S. branch operations, which could increase or appear to increase the risks of potential conflicts of interests with MUFG and MUFG Bank, Ltd. While the corporate governance policies adopted by MUAH, MUB, MUSA, MUFG and MUFG Bank, Ltd. address such potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.
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
Integration of an acquired business can be complex and costly; if we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected
Effective July 1, 2016, MUAH became the IHC for MUFG Bank, Ltd.’s operations in the U.S. (other than its branches, agencies and other offices) and became subject to enhanced risk management and governance standards. These enhanced prudential standards, as well as the addition of the securities business of MUSA and other businesses to the Company, could pose additional challenges for our risk management and governance oversight functions. Acquisition of the IHC role could increase our risk management challenges in light of the new customer relationships and lines of business, structural and operational changes, and enhanced governance and risk management standards to which we are subject, among other reasons.
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
Privacy restrictions could adversely affect our business
Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers between our affiliated companies could adversely affect our business, results of operations and financial condition. For additional discussion, see “Supervision and Regulation” in Part I, Item 1. in this Form 10-K.
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
The challenging operating environment and current operational initiatives may strain our available resources
There are an increasing number of matters in addition to our core operations which require our attention and resources. These matters include implementation of our technology enhancement and replacement projects, adoption of the U.S. Basel III and other enhanced capital and liquidity guidelines, including the reforms to the Basel III agreement on bank capital standards finalized by the BCBS in December 2017 (“Basel IV”) but not yet applied by the U.S. federal banking agencies, various strategic initiatives, an uncertain economic environment, a challenging regulatory environment, including the effects of the Dodd-Frank Act and regulations adopted thereunder, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.
Also, our ability to constrain or reduce operating expense levels may be limited by the costs of increasing regulatory requirements and expectations.

Significant legal or regulatory proceedings could subject us to substantial uninsured liabilities
We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers, our current or former employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory and other authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. To mitigate the cost of some of these claims, we may maintain insurance coverage in amounts and with deductibles that we believe are appropriate for our operations. However, our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that have been or might be brought against us or continue to be available to us at a reasonable cost. As a result, we may be exposed to substantial uninsured liabilities which could adversely affect our business, prospects, results of operations and financial condition. In the past several years, federal and state regulators have announced regulatory enforcement actions against a number of large BHCs and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the OFAC of the U.S. Treasury Department. These actions evidence an intensification of U.S. federal and state governments’ expectations for compliance with these regulatory frameworks on the part of banks operating in the U.S., including MUB, and may result in increased compliance costs and increased risks of regulatory sanctions.
During 2017 and 2018, the Trump Administration appointed new leadership in key positions at the Federal Reserve, OCC, FDIC and CFPB. Whether and to what extent these leadership changes will result in new regulatory initiatives and policies, or modifications of existing regulations and policies which may impact our business in the U.S. cannot be predicted at this time.
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

•
A new incremental base erosion and anti-abuse tax (“BEAT”) which is intended to tax certain outbound deductible payments made to related foreign affiliates. To the extent that the taxpayer’s deductible payments to foreign affiliates exceed a specified threshold, the taxpayer will be subject to the BEAT minimum tax calculation. This minimum tax could apply to payments we make to our parent or other affiliates both within and outside of the U.S. We are presently analyzing the possible impact of this new tax on payments we may make to our affiliates.

We are continuing to monitor the full impact of these changes in the tax law on our tax positions which may not be fully known until interpretive guidance is issued by the IRS.
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

Our effective tax rates and our future results can also be affected by our participation for state income tax purposes as a member of MUFG’s unitary group in the U.S. and by other factors
Under a tax election we have made, we are required to file our California franchise tax returns as a member of a unitary group that includes MUFG’s U.S. operations, including its U.S. branches and other affiliates. Increases or decreases in the taxable profits of MUFG’s U.S. operations could increase or decrease our effective tax rate for California state income tax purposes. We review MUFG’s financial information on a quarterly basis to determine the rate at which to recognize our California income taxes. However, all of the information relevant to determining the effective California tax rate may not be available until after the end of the period to which the tax relates, primarily due to MUFG’s March 31 fiscal year-end. Our California effective tax rate can change during the calendar year or between calendar years as additional information becomes available. We could be subject to penalties and interest if we understate our tax obligations. Our effective tax rates for both federal and state income tax purposes also could be affected by valuation changes in our deferred tax assets and liabilities, changes in tax laws or their interpretations and by the outcomes of examinations of our income tax returns by tax authorities.
Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate and provide credit ratings of the securities of MUAH and the securities and deposits of MUB and also provide entity ratings for MUAH, MUB and MUSA. Their ratings of our long-term and short-term debt obligations and of our deposits and our entity ratings are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, changes to credit rating methodologies and the ongoing assessment of our current and expected satisfaction of various rating criteria, no assurance can be given that we will maintain our current ratings. If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in Part II, Item 7. of this Form 10-K.
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
Adverse changes in the credit ratings, operations or prospects of our parent companies, MUFG Bank, Ltd. and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion above under the caption “MUFG Bank Ltd.’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations.”
We rely on third parties for important products and services
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and, although we monitor their performance, we do not control their actions. Among other services provided by these vendors, third-party vendors have played and will continue to play a key role in the implementation of our technology enhancement and replacement projects. The federal banking agencies have issued enhanced guidance and are examining with increasing scrutiny financial institutions’ diligence conducted on and oversight of their third-party vendors. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly or failing to meet legal and regulatory requirements, could adversely affect our ability to deliver products and services to our customers, implement our technology enhancement and replacement projects or otherwise conduct our business and also could result in disputes with such vendors over their performance of their services to us, as well as adverse regulatory consequences for us. Replacing these third-party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense.

We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks
We are subject to many types of operational risks throughout our organization. Operational risk is the risk to our financial position and resilience arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in Part II, Item 7. of this Form 10-K. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement and replacement projects, including a project to enhance our data collection and analysis capabilities for regulatory and financial reporting purposes; increased reliance on internally developed models for risk and finance management and compliance, including models associated with regulatory capital requirements; risks from cyber-security breaches or attacks; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. A discussion of risks associated with regulatory compliance appears above under the caption “The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult.”
Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Although we take protective measures, our computer systems may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our operations or our customers’ operations; interception, misuse or mishandling of personal, confidential or proprietary information and data; or processing of unauthorized transactions or loss of funds. These events could result in litigation and financial losses that are either not insured against or not fully covered by our insurance and regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cyber-security risks. We may also be required to expend significant resources to cover costs imposed on us as a result of breaches of bank card information occurring at retail merchants and other businesses.
We depend on the continued efficacy of our data management and governance policies, technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which are not reliable. We are also exposed to the risk that, notwithstanding our data management and governance policies, data in our system may become corrupted, inaccurate or out-of-date, any of which can impair the integrity of our decision-making processes. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure, including disruptions from natural disasters or other causes. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition. Although we carefully review the risk management standards and processes of our important third party service providers, there can be no assurance that the risk management efforts of our providers will be successful in preventing all cyber incidents.
MUB, and reportedly other financial institutions, have been the target of various denial-of-service or other cyber-attacks (including attempts to inject malicious code and viruses into computer systems) as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cyber-security in advance of future and more advanced cyber-attacks. The potential for denial-of-service and other attacks require substantial resources to defend and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future.

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
Under the applicable Federal regulatory guidance, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate the identity of customers accessing internet-based services of the financial institution. In addition, the financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive or other malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. A financial institution which fails to observe this regulatory guidance could be subject to various regulatory sanctions, including financial penalties.
The Federal bank regulators have also issued a cyber-security assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cyber-security risk and preparedness. The first part of the assessment tool generates an inherent risk profile, which assists management in determining an institution’s level of cyber-security risk. The second part of the assessment tool evaluates cyber-security maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators utilize the assessment tool as part of their examination process when evaluating financial institutions’ cyber-security preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism. Significant resources may be required to adequately implement the tool and address any assessment concerns regarding preparedness. Management performs an annual cyber-security assessment using this tool to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.
We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as outages related to electrical, internet or telecommunications or other key supporting third party service providers, natural disasters (such as major seismic events), terrorist attacks or unexpected difficulties with the implementation of our technology enhancement and replacement projects, which may give rise to disruption of service to customers and to financial loss or liability in ways which cannot be predicted with any certainty. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
Negative public opinion could damage our reputation and adversely impact our business and revenues
As a financial institution, our business and revenues are subject to risks associated with negative public opinion. The reputation of the financial services industry in general has been damaged as a result of the financial crisis and other matters affecting the financial services industry, including mortgage foreclosure issues. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including our lending practices, the failure of any product or service we provide to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance deficiencies, business acquisitions, use of social media, cyber-security breaches or from actions taken by regulators and community organizations in response to those activities. We fund our operations, in substantial part, independently of MUFG Bank, Ltd. and MUFG and believe our business is not necessarily closely related to the global business or outlook of MUFG Bank, Ltd. or MUFG. However, negative public opinion could also result from regulatory concerns or supervisory or other governmental actions in the U.S. or Japan with respect to MUB, MUSA, MUFG Bank, Ltd. or MUFG. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims and litigation and regulatory actions and increased liquidity risk. Actual or alleged misconduct by one of our businesses can result in negative public opinion about our other businesses.
Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk (including, but not limited to, information and model risk), legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and strategic risk (including risks to our financial position and resilience arising from adverse business decisions or poorly implemented decisions or lack of responsiveness to industry changes and the operating environment), among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. In the banking industry’s complex and rapidly evolving operating environment, certain risks, especially operational risk and strategic risk, can present significant challenges to our risk management framework. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected and there also could be consequent adverse regulatory implications in any such event.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud
All of our issued and outstanding shares of common stock are owned by MUFG and MUFG Bank, Ltd. As such, we are not required to file periodic reports with the SEC pursuant to the Exchange Act; however, we have elected to voluntarily register our common stock under the Exchange Act and, for so long as we maintain that registration in effect, we will be required to continue to file such periodic reports with the SEC in accordance with a reduced disclosure format permitted for certain wholly-owned subsidiaries.
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.
We may take actions to maintain client satisfaction that may result in losses or adversely affect our earnings
We may find it necessary to take actions or incur expenses in order to maintain client satisfaction even though we are not legally required to do so. The risk that we will need to take such actions and incur the resulting losses or reductions in earnings is greater in periods when financial markets and the broader economy are performing poorly or are particularly volatile. As a result, such actions may adversely affect our business, financial condition, results of operations or prospects, perhaps materially.
We may be adversely affected by the poor condition of other financial institutions
As a result of trading, clearing or other relationships, we have exposure to many different counterparties and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers, dealers and investment banks. Many of these transactions expose us to credit risk in the event of a default by such a counterparty. In addition, our credit risk may be exacerbated when the collateral we hold cannot be readily liquidated or can only be liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure owed to us. Any such losses could have a material adverse effect on our business, results of operations, financial condition or prospects.
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
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, valuation of financial instruments, transfer pricing, pension obligations, goodwill impairment analysis and income taxes. Because of the uncertainty of estimates involved in deciding these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses; sustain loan losses that are significantly different than the reserve provided; recognize significant impairment on goodwill; or significantly increase or decrease our accrued tax liability. Any one or more of these actions could adversely affect our business, results of operations and financial condition.
The California Consumer Privacy Act of 2018 or other such laws could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of customers

In June of 2018, the Governor of California signed into law The California Consumer Privacy Act of 2018 (the “CCPA”). This new law becomes effective on January 1, 2020 and provides consumers with expansive rights and control over their personal information which is obtained by or shared with “covered businesses” (which includes MUB and most other banking institutions subject to California law). The CCPA will give consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against because of choices regarding the consumer’s personal information.
The CCPA provides for certain monetary penalties and for its enforcement by the California Attorney General or consumers whose rights under the law are not observed. It also provides for damages as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA. The impact of the CCPA on the business of MUB is yet to be determined, but it could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers. It is possible that other states where we have customers could enact similar laws. For additional information, see “Supervision and Regulation – Other Federal Laws and Regulations Affecting Banks – Privacy” in Part I, Item 1. "Business" in this Form 10-K.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
MUAH's headquarters is located at 1251 Avenue of the Americas, in New York, New York. The Company leases approximately 362,000 square feet of building space at this location. The Company also owns or leases significant administrative or operational facilities in the San Francisco, Los Angeles, New York and Phoenix areas and owns or leases 352 branches, primarily located in California.

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
PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On November 4, 2008, the Company became a wholly-owned subsidiary of MUFG Bank, Ltd. and the Company's common stock was delisted from the New York Stock Exchange. All of the Company's issued and outstanding shares of common stock are now held by MUFG Bank, Ltd. and MUFG, and there is presently no established public trading market for the Company's common stock.
As described in Item 8.01 of Form 8-K filed December 14, 2018, on December 12, 2018, MUAH repurchased for cash an aggregate of 15,654,589 shares of its outstanding common stock from MUFG and MUFG Bank, Ltd. (765,245 shares from MUFG and 14,889,344 shares from MUFG Bank, Ltd.) at a per share price of $159.42, for an aggregate purchase price of approximately $2.5 billion. This share repurchase was partially funded by a $1.7 billion dividend from MUFG Union Bank, N.A., MUAH’s principal banking subsidiary, and paid to MUAH on December 12, 2018.

ITEM 6.   SELECTED FINANCIAL DATA
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
Item 8. to this Form 10-K begins on page 76 of this report.
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
Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting is presented on page 156. The Report of Independent Registered Public Accounting Firm is presented on page 158. During the quarter ended December 31, 2018, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The following is a description of the fees billed to MUAH by Deloitte & Touche LLP for 2018 and 2017. All fees were pre-approved by our Audit & Finance Committee.

(Dollars in thousands)	2018	2017
Audit Fees(1)	$8,365	$8,162
Audit-Related Fees(2)	2,561	2,391
Tax Fees(3)	698	1,187
Total	$11,624	$11,740

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

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of MUAH's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors reports and audits of employee benefit plans and SSAE18 reviews. 2018 includes the implementation of new accounting standards (CECL & leasing), as well as work related to SSAE18 scope changes.

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2018 and 2017 were $209,000 and $346,000, respectively. For 2018 and 2017, fees related to tax advice and planning were $489,000 and $841,000, respectively.

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

PART IV
ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our Consolidated Financial Statements, Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm are set forth beginning on page 76 of this Form 10-K.
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
The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2018, 2017 and 2016 should be read together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together. As permitted by General Instruction I(2) of Form 10-K, we have abbreviated Management's Discussion and Analysis into a management's narrative analysis of the results of operations.
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Results of operations:
Net interest income	$3,307	$3,204	$3,053
Noninterest income	2,177	2,010	2,225
Total revenue	5,484	5,214	5,278
Noninterest expense	4,277	3,984	3,782
Pre-tax, pre-provision income(1)	1,207	1,230	1,496
(Reversal of) provision for credit losses	106	(103)	155
Income before income taxes and including noncontrolling interests	1,101	1,333	1,341
Income tax expense	52	299	419
Net income including noncontrolling interests	1,049	1,034	922
Deduct: Net loss from noncontrolling interests	24	43	68
Net income attributable to MUAH	$1,073	$1,077	$990
Balance sheet (period average):
Total assets	$160,529	$152,544	$150,901
Total securities	27,395	26,315	23,625
Securities borrowed or purchased under resale agreements	20,486	20,901	24,546
Total loans held for investment	82,746	78,770	80,174
Earning assets	147,136	139,389	138,335
Total deposits	86,478	86,395	84,626
Securities loaned or sold under repurchase agreements	26,906	26,291	26,631
MUAH stockholders' equity	18,400	17,926	17,003
Performance ratios:
Return on average assets(2)	0.67%	0.71%	0.66%
Return on average MUAH stockholders' equity(2)	5.83	6.01	5.82
Return on average MUAH tangible common equity(2)(3)	7.35	7.57	7.39
Efficiency ratio(4)	77.98	76.42	71.65
Adjusted efficiency ratio(5)	72.47	n/a	n/a
Net interest margin(2)(6)	2.26	2.33	2.23
Net loans charged-off to average total loans held for investment (2)	0.10	0.13	0.30

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of December 31,
	2018	2017	2016
Balance sheet (end of period):
Total assets	$168,100	$154,550	$148,144
Total securities	27,215	27,448	24,478
Securities borrowed or purchased under resale agreements	22,368	20,894	19,747
Total loans held for investment	86,507	80,014	77,551
Nonperforming assets	422	466	692
Total deposits	90,979	84,787	86,947
Securities loaned or sold under repurchase agreements	27,285	26,437	24,616
Long-term debt	17,918	12,162	11,410
MUAH stockholders' equity	16,508	18,255	17,233
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.55%	0.59%	0.82%
Allowance for loan losses to nonaccrual loans(7)	112.50	102.37	92.69
Allowance for credit losses to total loans held for investment(8)	0.71	0.75	1.03
Allowance for credit losses to nonaccrual loans(8)	145.61	128.75	116.20
Nonperforming assets to total loans held for investment and OREO	0.49	0.58	0.89
Nonperforming assets to total assets	0.25	0.30	0.47
Nonaccrual loans to total loans held for investment	0.49	0.58	0.89
Capital ratios:
Regulatory (9):
Common Equity Tier 1 risk-based capital ratio	13.96%	16.31%	14.77%
Tier 1 risk-based capital ratio	13.96	16.31	14.77
Total risk-based capital ratio	14.60	17.76	16.45
Tier 1 leverage ratio	8.77	10.06	9.92
Other:
Tangible common equity ratio(10)	7.89%	9.73%	9.58%
Common Equity Tier 1 risk-based capital ratio (U.S. Basel III standardized approach; fully phased-in)(11)	13.96	16.27	14.73

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

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.) as a percentage of adjusted total revenue (net interest income and noninterest income excluding fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S. and the impact of the TCJA). Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting revenue for the impact of the TCJA enhances comparability between periods. Adjusted efficiency ratios for the years ended December 31, 2017 and 2016 are not presented because the Company began identifying all costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. in the third quarter of 2017. Previously, the Company was only able to identify a portion of the costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. Please refer to Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" in this Form 10-K for further information.

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

Introduction
We are a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUSA. We are owned by MUFG Bank, Ltd. and MUFG. MUFG Bank, Ltd. is a wholly-owned subsidiary of MUFG.
We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). The Bank and MUFG Bank, Ltd. are party to a master services agreement whereby the Bank earns fee income in exchange for services and facilities provided. The Company has four reportable segments: Regional Bank, U.S. Wholesale & Investment Banking, Transaction Banking and MUSA. See Note 22 to our Consolidated Financial Statements included in this Form 10-K for more information about our reportable segments.
On July 1, 2016, MUFG designated MUAH as its U.S. Intermediate Holding Company and transferred substantially all its U.S. subsidiaries to the IHC in accordance with the requirements of the Federal Reserve's final rules for Enhanced Prudential Standards. MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2018 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In 2018, revenue was comprised of 60% net interest income and 40% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income attributable to MUAH was $1.1 billion in 2018, a decrease of $4 million from 2017, which was primarily due to a higher provision for credit losses, higher salaries and benefits expense and losses on certain renewable energy investments of $164 million as a result of the TCJA. These decreases in net income were offset by higher net interest income from an increase in earning assets, higher fees from affiliates, and lower tax expense as a result of the TCJA.
The provision for credit losses was $106 million in 2018 compared with a reversal of $103 million in 2017. The current period provision for credit losses was primarily due to the impact of specific reserves for credit losses on impaired loans. The reversal of provision for credit losses in 2017 reflected general improvement in portfolio credit quality and composition.

Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.96%, 13.96% and 14.60%, respectively, at December 31, 2018. The Tier 1 leverage ratio was 8.77% at December 31, 2018. The Company's risk-based capital ratios decreased during 2018 driven primarily by a $2.5 billion share repurchase in December 2018, partially offset by net income earned during the year.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
Assets
Loans held for investment(3):
Commercial and industrial	$23,667	$989	4.18%	$24,786	$899	3.63%	$29,329	$999	3.41%
Commercial mortgage	14,704	614	4.18	14,304	581	4.06	14,939	577	3.86
Construction	1,656	80	4.86	1,957	85	4.35	2,234	86	3.82
Lease financing	1,437	62	4.31	1,749	41	2.37	1,855	62	3.36
Residential mortgage	37,311	1,311	3.51	32,584	1,102	3.38	28,327	942	3.32
Home equity and other consumer loans	3,971	258	6.49	3,390	199	5.86	3,490	181	5.19
Total loans held for investment	82,746	3,314	4.01	78,770	2,907	3.69	80,174	2,847	3.55
Securities	27,395	677	2.47	26,315	588	2.23	23,625	503	2.13
Securities borrowed or purchased under resale agreements	20,486	652	3.18	20,901	347	1.66	24,546	196	0.80
Interest bearing deposits in banks	4,009	80	1.99	3,172	39	1.24	3,020	16	0.53
Federal funds sold	5	—	2.79	2	—	1.58	16	—	0.56
Trading account assets	12,026	415	3.45	9,668	326	3.37	6,538	172	2.63
Other earning assets	469	10	2.13	561	11	1.84	416	11	2.66
Total earning assets	147,136	5,148	3.50	139,389	4,218	3.03	138,335	3,745	2.71
Allowance for loan losses	(467)			(571)			(766)
Cash and due from banks	1,811			1,868			1,857
Premises and equipment, net	614			603			615
Other assets(4)	11,435			11,255			10,860
Total assets	$160,529			$152,544			$150,901
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$36,883	$238	0.65%	$39,165	$153	0.39%	$38,273	$116	0.30%
Savings	9,120	65	0.71	7,683	24	0.31	5,802	3	0.05
Time	7,588	138	1.81	5,430	64	1.18	6,921	75	1.09
Total interest bearing deposits	53,591	441	0.82	52,278	241	0.46	50,996	194	0.38
Commercial paper and other short-term borrowings	8,700	168	1.93	5,047	58	1.15	5,204	32	0.62
Securities loaned or sold under repurchase agreements	26,906	734	2.73	26,291	353	1.34	26,631	140	0.52
Long-term debt	14,062	365	2.59	11,290	250	2.21	11,904	240	2.01
Total borrowed funds	49,668	1,267	2.55	42,628	661	1.55	43,739	412	0.94
Trading account liabilities	3,736	110	2.94	2,997	73	2.45	2,662	57	2.13
Total interest bearing liabilities	106,995	1,818	1.70	97,903	975	1.00	97,397	663	0.68
Noninterest bearing deposits	32,887			34,117			33,630
Other liabilities(5)	2,157			2,467			2,694
Total liabilities	142,039			134,487			133,721
Equity
MUAH stockholders' equity	18,400			17,926			17,003
Noncontrolling interests	90			131			177
Total equity	18,490			18,057			17,180
Total liabilities and equity	$160,529			$152,544			$150,901
Net interest income/spread (taxable-equivalent basis)		3,330	1.80%		3,243	2.03%		3,082	2.03%
Impact of noninterest bearing deposits			0.40			0.26			0.17
Impact of other noninterest bearing sources			0.06			0.04			0.03
Net interest margin			2.26			2.33			2.23
Less: taxable-equivalent adjustment		23			39			29
Net interest income		$3,307			$3,204			$3,053

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% for 2018 and 35% for 2017 and 2016.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income increased during 2018 compared with 2017 due to an increase in earning assets, partially offset by a decline in the net interest margin. Earning assets increased substantially due to increases in residential mortgages and trading assets, partially offset by a decrease in commercial loan balances. The net interest margin decreased seven basis points due primarily to an increase in funding costs resulting from an increase in borrowed funds and a flatter yield curve, partially offset by the favorable effect of noninterest bearing deposits in a rising rate environment.
Analysis of Changes in Net Interest Income
The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2018, 2017 and 2016. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees of $4 million, $7 million and $29 million for the years ended 2018, 2017 and 2016, respectively, are included in this table.

	For the Years Ended December 31,
	2018 versus 2017			2017 versus 2016
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income (1)
Loans held for investment:
Commercial and industrial	$(42)	$132	$90	$(162)	$62	$(100)
Commercial mortgage	16	17	33	(25)	29	4
Construction	(14)	9	(5)	(12)	11	(1)
Lease financing	(8)	29	21	(4)	(17)	(21)
Residential mortgage	166	43	209	143	17	160
Home equity and other consumer loans	36	23	59	(5)	23	18
Total loans held for investment			407			60
Securities	25	64	89	60	25	85
Securities borrowed or purchased under resale agreements	(7)	312	305	(33)	184	151
Interest bearing deposits in banks	12	29	41	1	22	23
Federal funds sold	—	—	—	—	—	—
Trading account assets	81	8	89	97	57	154
Other earning assets	(3)	2	(1)	3	(3)	—
Total earning assets			930			473
Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	(10)	95	85	3	34	37
Savings	5	36	41	1	20	21
Time	31	43	74	(17)	6	(11)
Total interest bearing deposits			200			47
Commercial paper and other short-term borrowings	57	53	110	(1)	27	26
Securities loaned or sold under repurchase agreements	8	373	381	(2)	215	213
Long-term debt	67	48	115	(13)	23	10
Total borrowed funds			606			249
Trading account liabilities	20	17	37	7	9	16
Total interest bearing liabilities			843			312
Changes in net interest income			$87			$161

(1)	Interest income is presented on a taxable-equivalent basis using the federal statutory tax rates of 21% for 2018 and 35% for 2017 and 2016.

Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the years ended December 31, 2018, 2017 and 2016.
Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2018 versus 2017		2017 versus 2016
(Dollars in millions)	2018	2017	2016	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$179	$188	$192	$(9)	(5)%	$(4)	(2)%
Trust and investment management fees	118	121	120	(3)	(2)	1	1
Trading account activities	(24)	(5)	105	(19)	380	(110)	(105)
Securities gains, net	8	17	69	(9)	(53)	(52)	(75)
Credit facility fees	90	98	108	(8)	(8)	(10)	(9)
Brokerage commissions and fees	73	69	64	4	6	5	8
Card processing fees, net	50	47	39	3	6	8	21
Investment banking and syndication fees	355	369	312	(14)	(4)	57	18
Fees from affiliates	1,213	866	957	347	40	(91)	(10)
Other, net	115	240	259	(125)	(52)	(19)	(7)
Total noninterest income	$2,177	$2,010	$2,225	$167	8%	$(215)	(10)%

Noninterest income increased during 2018 compared with 2017 largely due to an increase in fees from affiliates as well as fund administration fees from entities transferred to the Company on July 1, 2017 (included in other, net). These increases were offset by the Company's share of losses on certain renewable energy investments of $164 million recorded in the first quarter of 2018 as a result of the TCJA (included in other, net). The increase in fees from affiliates during 2018 was due to higher fees earned under the master services agreement with MUFG Bank, Ltd. and a change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations. During 2018, expenses of $189 million were presented as noninterest expense, rather than a reduction of fees from affiliates as they were presented through December 31, 2017.

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2018 versus 2017		2017 versus 2016
(Dollars in millions)	2018	2017	2016	Amount	Percent	Amount	Percent
Salaries and employee benefits	$2,616	$2,495	$2,439	$121	5%	$56	2%
Net occupancy and equipment	367	357	325	10	3	32	10
Professional and outside services	487	439	369	48	11	70	19
Software	287	192	154	95	49	38	25
Regulatory assessments	85	82	72	3	4	10	14
Intangible asset amortization	26	30	28	(4)	(13)	2	7
Other	409	389	395	20	5	(6)	(2)
Total noninterest expense	$4,277	$3,984	$3,782	$293	7%	$202	5%

The increase in noninterest expense during 2018 compared with 2017 was largely driven by higher salaries and employee benefits expense, professional and outside services expense and software expense. The increase in salaries and employee benefits expense included the impact of higher headcount from entities transferred to the Company on July 1, 2017, increased services provided to MUFG Bank, Ltd. under the master services agreement, and technology-oriented initiatives to transform certain systems and processes. The increases in professional and outside services and software expenses were largely due to the change in presentation of certain expenses beginning January 1, 2018, as a result of adopting ASU 2016-08, Principal versus Agent Considerations, as discussed in Noninterest Income above. Excluding this change in presentation, professional and outside services expense decreased due to a decrease in compliance initiatives, partially offset by higher expenses related to the transformation initiatives, and software expense increased as a result of increased investment in software to support various business activities.

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Income before income taxes and including noncontrolling interests	$1,101	$1,333	$1,341
Income tax expense	52	299	419
Effective tax rate	5%	22%	31%

Income tax expense and the effective tax rate include both federal and state income taxes. In 2018, income tax expense was $52 million with an effective tax rate of 5%, compared with $299 million and an effective tax rate of 22% in 2017. Income tax expense and the effective tax rate were lower in 2018 compared to 2017 primarily due to the TCJA. Income tax expense in 2018 also included an adjustment to certain prior period state income taxes during the first quarter of 2018 and income tax expense in 2017 included a one-time tax benefit as a result of the enactment of the TCJA. Excluding those adjustments, the effective tax rates for 2018 and 2017 would have been 10% and 30%, respectively.
For additional information regarding income tax expense, including a reconciliation between the effective tax rate and the statutory tax rate and changes in unrecognized tax benefits, see Note 17 to our Consolidated Financial Statements included in this Form 10-K.

Balance Sheet Analysis
Securities
Our securities portfolio is primarily used for liquidity and interest rate risk management purposes, to invest cash resulting from excess liquidity, and to a lesser extent, to support our business development objectives. We strive to maximize total return while managing this objective within appropriate risk parameters. Securities available for sale are substantially comprised of U.S. Treasury securities, U.S. government-sponsored agency securities, RMBSs, CMBSs, Cash Flow CLOs, and direct bank purchase bonds. Direct bank purchase bonds are instruments that are issued in bond form, accounted for as securities, but underwritten as loans with features that are typically found in commercial loans, and are subject to national bank regulatory lending authority standards. These instruments typically are not issued in bearer form, nor are they registered with the SEC or the Depository Trust Company. Additionally, these instruments generally contain certain transferability restrictions and are not assigned external credit ratings. Securities held to maturity consist of U.S. Treasury securities, U.S. government-sponsored agency securities and U.S. government-sponsored agency RMBSs and CMBSs.
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities, and securities pledged as collateral, are detailed in Note 2 to our Consolidated Financial Statements in this Form 10-K.

The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2018. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
Securities Available for Sale

	December 31, 2018
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Asset Liability Management securities:
U.S. Treasury	$—	—%	$1,340	1.53%	$2,232	1.96%	$—	—%	$3,572	1.80%
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	—	215	1.24	1,358	2.22	6,595	2.80	8,168	2.66
Privately issued	—	—	—	—	—	—	887	3.45	887	3.45
Privately issued - commercial mortgage-backed securities	—	—	25	3.74	44	3.19	1,110	3.51	1,179	3.51
Collateralized loan obligations	—	—	1	4.16	355	3.43	1,136	3.46	1,492	3.45
Other	1	3.54	3	7.48	—	—	—	—	4	7.06
Asset Liability Management securities	1	3.54	1,584	1.54	3,989	2.20	9,728	3.01	15,302	2.65
Other debt securities:
Direct bank purchase bonds	26	2.26	419	3.26	618	3.29	127	4.00	1,190	3.33
Other	3	8.34	166	3.93	—	—	19	4.85	188	4.09
Total securities available for sale	$30	2.90%	$2,169	2.06%	$4,607	2.34%	$9,874	3.03%	$16,680	2.71%
Securities Held to Maturity

	December 31, 2018
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$519	1.97%	$9	8.62%	$—	—%	$—	—%	$528	2.09%
U.S. government-sponsored agencies	—	—	—	—	722	3.61	—	—	722	3.61
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	1,018	2.33	7,284	2.62	8,302	2.59
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	46	1.65	814	2.19	—	—	626	2.04	1,486	2.11
Total securities held to maturity	$565	1.95%	$823	2.26%	$1,740	2.86%	$7,910	2.58%	$11,038	2.57%

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	December 31,
(Dollars in millions)	2018	2017	2016	2015	2014
Loans held for investment:
Commercial and industrial	$24,919	$23,281	$25,379	$30,257	$28,114
Commercial mortgage	15,354	14,320	14,625	14,030	14,235
Construction	1,613	1,775	2,283	2,297	1,808
Lease financing	1,249	1,533	1,819	1,911	2,027
Total commercial portfolio	43,135	40,909	44,106	48,495	46,184
Residential mortgage	38,439	35,643	29,922	27,459	29,128
Home equity and other consumer loans	4,933	3,462	3,523	3,303	3,190
Total consumer portfolio	43,372	39,105	33,445	30,762	32,318
Total loans held for investment	$86,507	$80,014	$77,551	$79,257	$78,502

Loans held for investment increased from December 31, 2017 to December 31, 2018 due to growth in the residential mortgage portfolio.

Loan Maturities
The following table presents our commercial and industrial loans and construction loans held for investment by contractual maturity.

	December 31, 2018
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan maturities:
Commercial and industrial	$4,747	$17,089	$3,083	$24,919
Construction	887	719	7	1,613
Total	$5,634	$17,808	$3,090	$26,532
Total fixed rate loans due after one year				$699
Total variable rate loans due after one year				20,199
Total due after one year				$20,898

Cross-Border Outstandings
Our cross-border outstandings reflect certain economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Japan exceeded one percent of total assets at December 31, 2018, December 31, 2017 and December 31, 2016 and were $3.0 billion, $4.4 billion and $3.1 billion, respectively. Our total cross-border outstandings for Cayman Islands exceeded one percent of total assets at December 31, 2018 and were $2.4 billion. These cross-border outstandings are based on category and legal residence of ultimate risk and are largely comprised of securities financing arrangements and commercial loans.

Deposits
The table below presents our deposits as of December 31, 2018 and 2017.

	December 31, 2018	December 31, 2017	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$3,598	$5,209	$(1,611)	(31)%
Money market	34,373	33,245	1,128	3
Total interest bearing transaction and money market accounts	37,971	38,454	(483)	(1)
Savings	9,515	8,426	1,089	13
Time	11,739	5,305	6,434	121
Total interest bearing deposits	59,225	52,185	7,040	13
Noninterest bearing deposits	31,754	32,602	(848)	(3)
Total deposits	$90,979	$84,787	$6,192	7%

Total deposits increased $6.2 billion from December 31, 2017 substantially due to an increase in time deposits. The increase in time deposits was primarily related to Consumer Banking and PurePoint Financial, the direct banking division of the Bank.
The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2018
Three months or less	$1,768
Over three months through six months	678
Over six months through twelve months	1,658
Over twelve months	3,091
Total domestic time deposits of $100,000 and over	$7,195
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

Securities borrowed or purchased under resale agreements were $22.4 billion and $20.9 billion at December 31, 2018 and December 31, 2017, respectively. The following table provides certain information about securities loaned or sold under repurchase agreements.

(Dollars in millions)	December 31, 2018	December 31, 2017
Balance at period end	$27,285	$26,437
Weighted average interest rate at period end	2.79%	1.59%
Maximum outstanding at any month end	$27,884	$28,474
Average balance during the year	$26,906	$26,291
Weighted average interest rate during the year	2.73%	1.34%

Capital Management
Capital Adequacy and Capital Management
A strong capital position is essential to the Company's business strategy. The Company has established a Capital Management Policy, which sets forth, among other things, the principles and guidelines used for capital planning, issuance, usage and distributions, including internal capital goals; the quantitative and qualitative guidelines for dividends and stock repurchases; and the strategies for addressing potential capital shortfalls. The Capital Management Policy sets forth the enterprise-wide capital objectives, which include requirements to maintain capital adequate for the Company's material risks, to maintain access to funding to meet obligations to creditors and counterparties, to provide for effective support of organic growth, and to consider the quality and efficiency of various capital forms while maintaining a strong capital position. Capital is generated principally from the retention of earnings and from capital contributions received from MUFG Bank, Ltd. and MUFG.
Regulatory Capital
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to file an annual capital plan and to maintain minimum regulatory capital ratios. As of December 31, 2018, management believes the capital ratios of MUAH and MUB met all regulatory requirements of "well-capitalized" institutions.
The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2018. CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2018 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2018, the Company received notice that the Federal Reserve did not object to the Company's capital plan. In accordance with regulatory requirements, the Company subsequently disclosed the results of its annual company-run Dodd-Frank Act stress test. In October 2018, the Company submitted its mid-cycle Dodd-Frank Act Stress Test results to the Federal Reserve and subsequently disclosed the results of those stress tests. MUAH remains subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof); however, MUAH was granted regulatory administrative relief in 2019 and is not required to submit its capital plan to the Federal Reserve or participate in the 2019 Comprehensive Capital Analysis and Review (CCAR 2019) process.
MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%); and a Tier 1 leverage ratio of 4%.
As required under U.S. Basel III Rules, the 2.5% capital conservation buffer is being implemented on a phased-in basis in equal increments of 0.625% per year over a four-year period that commenced on January 1, 2016. MUAH and MUB would satisfy the minimum capital requirements including the capital conservation buffer on a fully phased-in basis if those requirements were effective as of December 31, 2018.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of December 31, 2018 and December 31, 2017.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	December 31, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$14,256	$15,708
Tier 1 capital	$14,256	$15,708
Tier 2 capital	648	1,398
Total risk-based capital	$14,904	$17,106
Risk-weighted assets	$102,088	$96,330
Average total assets for leverage capital purposes	$162,550	$156,126

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer(1)
(Dollars in millions)	December 31, 2018		December 31, 2017		December 31, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,256	13.96%	$15,708	16.31%	≥	$6,508	6.375%
Tier 1 capital (to risk-weighted assets)	14,256	13.96	15,708	16.31	≥	8,039	7.875
Total capital (to risk-weighted assets)	14,904	14.60	17,106	17.76	≥	10,081	9.875
Tier 1 leverage(2)	14,256	8.77	15,708	10.06	≥	6,502	4.000

(1)	Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

During the fourth quarter of 2018, the Company repaid $300 million of subordinated debt due to MUFG Bank, Ltd. contributing to the decline in Tier 2 capital. The decrease in the Company's risk-based capital and leverage ratios was driven primarily by a $2.5 billion share repurchase from its parent companies in December 2018, partially offset by net income earned during the year.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the transition guidelines set forth in the U.S. Basel III rules as of December 31, 2018 and December 31, 2017.

MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	December 31, 2018	December 31, 2017
Capital Components
Common Equity Tier 1 capital	$13,316	$14,028
Tier 1 capital	$13,316	$14,028
Tier 2 capital	589	1,307
Total risk-based capital	$13,905	$15,335
Risk-weighted assets	$92,170	$86,730
Average total assets for leverage capital purposes	$125,461	$119,052

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	December 31, 2018		December 31, 2017		December 31, 2018
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,316	14.45%	$14,028	16.17%	≥	$5,876	6.375%	≥	$5,991	6.5%
Tier 1 capital (to risk-weighted assets)	13,316	14.45	14,028	16.17	≥	7,258	7.875	≥	7,374	8.0
Total capital (to risk-weighted assets)	13,905	15.09	15,335	17.68	≥	9,102	9.875	≥	9,217	10.0
Tier 1 leverage(2)	13,316	10.61	14,028	11.78	≥	5,018	4.000	≥	6,273	5.0

(1)	Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

During the second quarter of 2018, MUB repaid $750 million of subordinated debt due to MUFG Bank, Ltd. resulting in the decline in Tier 2 capital. In December 2018, MUB paid a $1.7 billion dividend to MUAH resulting in a decrease in MUB's risk-based capital and leverage ratios.
In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at December 31, 2018. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
(Dollars in millions)
Total MUAH stockholders' equity	$16,508	$18,255
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(285)	(313)
Deferred tax liabilities related to goodwill and intangible assets	57	55
Tangible common equity (a)	$12,979	$14,696
Total assets	$168,100	$154,550
Goodwill	(3,301)	(3,301)
Intangible assets, except mortgage servicing rights	(285)	(313)
Deferred tax liabilities related to goodwill and intangible assets	57	55
Tangible assets (b)	$164,571	$150,991
Tangible common equity ratio (a)/(b)	7.89%	9.73%

The Company’s fully phased-in Common Equity Tier 1 capital ratio calculated under the U.S. Basel III standardized approach at December 31, 2018 and December 31, 2017 was estimated to be 13.96% and 16.27%, respectively. Management believes that the Company would satisfy all capital adequacy requirements under the U.S. Basel III rules on a fully phased-in basis if those requirements had been effective at both December 31, 2018 and December 31, 2017.

The following table summarizes the calculation of the Company's fully phased-in Common Equity Tier 1 capital to total risk-weighted assets ratio under the U.S. Basel III standardized approach as of December 31, 2018 and 2017:

Common Equity Tier 1 capital under U.S. Basel III (standardized approach; fully phased-in)
	December 31, 2018	December 31, 2017
(Dollars in millions)	(Estimated)	(Estimated)
Common Equity Tier 1 capital under U.S. Basel III (transitional)	$14,256	$15,708
Other	—	(51)
Common Equity Tier 1 capital estimated under U.S. Basel III (standardized approach; fully phased-in) (a)	$14,256	$15,657

Risk-weighted assets, estimated under U.S. Basel III (standardized; transitional)	$102,088	$96,330
Adjustments	—	(107)
Total risk-weighted assets, estimated under U.S. Basel III (standardized approach; fully phased-in) (b)	$102,088	$96,223
Common Equity Tier 1 capital to total risk-weighted assets estimated under U.S. Basel III (standardized approach; fully phased-in)(1) (a)/(b)	13.96%	16.27%

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
Audit & Finance Committee
The Audit & Finance Committee of the Board of Directors is responsible for oversight of liquidity and interest rate risk. The Audit & Finance Committee also oversees IAA and ACR, both of which provide the Audit & Finance Committee with independent assessments of risk.
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
ACR, which reports to the Audit & Finance Committee of the Board of Directors, provides both the Board and executive management with an independent assessment of the effectiveness of the credit management process. ACR routinely reviews the accuracy and timeliness of risk ratings assigned to individual borrowers with the goal of ensuring that the business unit credit risk identification process is functioning properly. This group also assesses compliance with credit policies and underwriting standards at the business unit level. Additionally, ACR reviews changes to credit policies, practices and underwriting guidelines. ACR summarizes its significant findings on a regular basis and provides recommendations for corrective action when credit management or control deficiencies are identified.

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
For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is calculated by utilizing a dual factor internal risk rating system that encompasses both the probability that a credit facility may ultimately default (i.e. probability of default) and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default) and applying these risk ratings to outstanding loans and most unused commitments. The probability of default and loss-given default may be adjusted for qualitative or environmental factors that, in management's judgment, are likely to cause estimated credit losses associated with the existing portfolio to differ from the historical probability of default and loss-given default. While our assessments of these factors are reviewed quarterly with our senior credit officers and executive management, the actual impact from any of these conditions may differ significantly from the estimates used.
For the consumer portfolio segment, loans are generally pooled by product type with similar risk characteristics. We estimate the allowance for loans collectively evaluated for impairment based on forecasted losses, which represent our best estimate of inherent loss.
In addition to the methodologies described above, the allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the risk ratings or forecasted losses. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. Segment considerations are revised periodically as portfolio and credit environment conditions change.
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

Allowance and Related Provision for Credit Losses
The allowance for loan losses was $474 million at December 31, 2018 compared with $476 million at December 31, 2017. Our ratio of allowance for loan losses to total loans held for investment was 0.55% as of December 31, 2018 and 0.59% as of December 31, 2017. The provision for loan losses during the year ended December 31, 2018 was $84 million primarily due to the impact of specific reserves for certain impaired loans. The unallocated allowance for loan losses totaled $5 million at December 31, 2018, compared with $30 million at December 31, 2017. This decrease resulted from refinements to the methodology used to measure credit risk ascribed to the commercial loan portfolio segment, which previously had been estimated within the unallocated allowance for loan losses. Net loans charged off to average total loans held for investment decreased to 0.1% for the year ended December 31, 2018 compared with 0.13% for the year ended December 31, 2017.

Nonaccrual loans were $421 million at December 31, 2018 compared with $465 million at December 31, 2017. The decrease in nonaccrual loans outstanding during 2018 was primarily driven by paydowns, payoffs, charge-offs and loans returned to accrual, largely offset by new nonaccrual loans. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.49% at December 31, 2018 from 0.58% at December 31, 2017. Our ratio of allowance for loan losses to nonaccrual loans increased to 112.5% at December 31, 2018 from 102.37% at December 31, 2017. Criticized credits in the commercial segment were $1.3 billion at December 31, 2018 and $1.6 billion at December 31, 2017. Criticized credits are those that have regulatory risk ratings of special mention, substandard or doubtful; classified credits are those that have regulatory risk ratings of substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

The following table reflects the related allowance for loan losses allocated to a loan category at year- end for the indicated years and the percentage of the allocation to the year-end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2018		2017		2016		2015		2014
Commercial and industrial	$275	1.10%	$265	1.14%	$440	1.72%	$542	1.79%	$354	1.25%
Commercial mortgage	56	0.37	67	0.47	83	0.57	89	0.64	99	0.71
Construction	10	0.63	11	0.61	15	0.66	14	0.59	9	0.50
Lease financing	18	1.46	17	1.15	18	0.99	9	0.48	9	0.45
Total commercial portfolio	359	0.83	360	0.88	556	1.25	654	1.35	471	1.02
Residential	33	0.09	32	0.09	36	0.12	31	0.11	38	0.13
Home equity and other consumer loans	77	1.56	54	1.55	47	1.35	18	0.56	11	0.35
Total consumer portfolio	110	0.25	86	0.22	83	0.25	49	0.16	49	0.15
Total allocated allowance	469	0.54	446	0.56	639	0.82	703	0.89	520	0.66
Unallocated	5		30		—		20		20
Total allowance for loan losses	$474	0.55%	$476	0.59%	$639	0.82%	$723	0.91%	$540	0.69%

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2018	2017	2016	2015	2014
Allowance for loan losses, beginning of period	$476	$639	$723	$540	$569
(Reversal of) provision for loan losses	84	(65)	158	213	(14)
Other	—	2	2	(2)	(3)
Loans charged-off:
Commercial and industrial	(43)	(107)	(146)	(27)	(35)
Commercial and industrial - transfer to held for sale	(35)	(8)	(113)	—	—
Commercial mortgage	(1)	(1)	—	(5)	(4)
Construction	—	—	—	(7)	—
Total commercial portfolio	(79)	(116)	(259)	(39)	(39)
Residential mortgage	2	4	3	(2)	(3)
Home equity and other consumer loans	(43)	(43)	(15)	(7)	(8)
Total consumer portfolio	(41)	(39)	(12)	(9)	(11)
Total loans charged-off	(120)	(155)	(271)	(48)	(50)
Recoveries of loans previously charged-off:
Commercial and industrial	26	49	19	17	28
Commercial mortgage	1	1	5	1	3
Construction	—	—	—	—	3
Total commercial portfolio	27	50	24	18	34
Home equity and other consumer loans	7	5	3	2	4
Total consumer portfolio	7	5	3	2	4
Total recoveries of loans previously charged-off	34	55	27	20	38
Net loans recovered (charged-off)	(86)	(100)	(244)	(28)	(12)
Ending balance of allowance for loan losses	474	476	639	723	540
Allowance for losses on unfunded credit commitments	139	123	162	165	152
Total allowance for credit losses	$613	$599	$801	$888	$692

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
The following table sets forth the components of nonperforming assets and TDRs:

	December 31,
(Dollars in millions)	2018	2017	2016	2015	2014
Nonaccrual loans:
Commercial and industrial	$269	$319	$458	$284	$56
Commercial mortgage	12	20	31	37	40
Total commercial portfolio	281	339	489	321	96
Residential mortgage	121	104	171	190	231
Home equity and other consumer loans	19	22	29	41	48
Total consumer portfolio	140	126	200	231	279
Total nonaccrual loans	421	465	689	552	375
OREO	1	1	3	21	36
Total nonperforming assets	$422	$466	$692	$573	$411
Troubled debt restructurings:
Accruing	$299	$348	$215	$413	$283
Nonaccruing (included in total nonaccrual loans above)	136	229	384	409	184
Total troubled debt restructurings	$435	$577	$599	$822	$467

Total nonperforming assets as of December 31, 2018 were $422 million, or 0.25% of total assets, compared with $466 million, or 0.30% of total assets, at December 31, 2017. The decrease in nonperforming assets of $44 million from December 31, 2017 to December 31, 2018 was driven primarily by paydowns, payoffs, charge-offs and loans returned to accrual, largely offset by new nonaccrual loans.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2018 and 2017. See Note 3 to our Consolidated Financial Statements in this Form 10-K for more information.

			As a percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2018	2017	2018	2017
Commercial and industrial	$109	$202	0.42%	0.87%
Commercial mortgage	46	7	0.30	0.05
Construction	63	128	3.91	7.21
Total commercial portfolio	218	337	0.51	0.82
Residential mortgage	196	215	0.51	0.60
Home equity and other consumer loans	21	25	0.43	0.72
Total consumer portfolio	217	240	0.50	0.61
Total restructured loans	$435	$577	0.50%	0.72%

Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $23 million and $12 million at December 31, 2018 and 2017, respectively.
Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, power and utilities, real estate and leasing, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either December 31, 2018 or December 31, 2017.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2018, 54% of the Company’s construction loan portfolio was concentrated in California, 24% to borrowers in New York and 7% to borrowers in Texas. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2018, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in Washington, and 5% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At December 31, 2018, payment terms on 36% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and Private Banking offices. Approximately 26% and 29% of these home equity loans and lines were supported by first liens on residential properties at both December 31, 2018 and December 31, 2017, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. Other consumer loans consist primarily of unsecured loans originated by marketplace lenders. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company. See Note 3 to our Consolidated Financial Statements included in this Form 10-K for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage and home equity and other consumer loans at December 31, 2018 and December 31, 2017.

Interest Foregone
If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $37 million of interest income in 2018. For loans that were on nonaccrual status during 2018 and accounted for as cash basis nonaccrual loans, we recognized interest income of $24 million in 2018.
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

(Dollars in millions)	December 31, 2018	December 31, 2017
Effect on net interest income:
Increase 200 basis points	$149.7	$100.2
as a percentage of base case net interest income	4.59%	3.21%
Decrease 100 basis points	$(102.4)	$(75.7)
as a percentage of base case net interest income	(3.14)%	(2.42)%
An increase in rates increases net interest income. During 2018, the Company’s asset sensitive profile increased due to changes in balance sheet composition, changes in the ALM derivatives portfolio and forecasted balance sheet activity over the next twelve months. During the second quarter of 2018, the Company terminated receive fixed swap contracts used to hedge floating rate commercial loans given expectations of rising rates, which contributed to an increase in the Company's asset sensitivity.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly greater asset sensitive risk profile at December 31, 2018.
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
For additional information on the Company's ALM securities portfolio and derivative instruments used in our ALM hedging strategies, see the "Balance Sheet Analysis—Securities" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. and Note 2 and Note 12 to our Consolidated Financial Statements included in this Form 10-K.

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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the years ended December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Interest rate	$12.5	$15.3	$9.1	$11.4	$15.2	$8.5
Debt securities	6.8	12.1	2.5	4.4	6.6	1.9
Equity securities	0.8	1.3	0.3	0.7	2.1	0.3
Foreign exchange	0.3	1.2	—	0.5	1.2	0.3
Commodity and other	—	—	—	—	0.1	—
Portfolio diversification	(9.7)	(13.1)	(5.5)	(8.4)	(12.5)	(5.5)
Total	$10.7	$16.8	$6.4	$8.6	$12.7	$5.5

Consistent with our business strategy of focusing on the sale of capital markets products to customers, we manage our trading risk exposures at relatively low levels. Our foreign exchange business continues to derive the majority of its revenue from customer-related transactions. For additional information on the Company's trading account assets and liabilities and trading derivatives, see Note 11 and Note 12 to our Consolidated Financial Statements included in this Form 10-K.

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
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Although we make an effort to diversify our sources of liquidity, as discussed below, we are required to maintain a minimum amount of TLAC-eligible debt due to affiliates beginning January 1, 2019. Various tools are used to measure and monitor liquidity, including forecasting of the sources and uses of cash flows over multiple time horizons and stress testing of the forecasts under various scenarios. Stress testing, which incorporates both institution-specific, and systemic market scenarios, as well as a combination scenario that adversely affects the Company's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Company maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources, adjusting asset growth and financing or selling assets.
In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The final rule includes an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC

Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. During the fourth quarter of 2018, the Company restructured existing debt issued to MUFG Bank, Ltd. and replaced a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to MUFG Bank, Ltd. in order to comply with the new rules. See "Supervision and Regulation-Dodd-Frank Act and Related Regulations" in Part I, Item 1. in this Form 10-K.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $24.0 billion at December 31, 2018. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $6.2 billion from $84.8 billion at December 31, 2017 to $91.0 billion at December 31, 2018. As of December 31, 2018, the Bank had $16.9 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $15.8 billion. The Bank maintains a $12 billion unsecured bank note program. Available funding under the bank note program was $5.9 billion at December 31, 2018. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 20 months. As of December 31, 2018, the parent company’s liquidity exceeded 20 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of December 31, 2018, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.3 billion.

The Company’s total wholesale funding at December 31, 2018 included $17.6 billion of long-term debt (excluding nonrecourse debt) and $9.3 billion of short-term debt. For additional information regarding our outstanding debt, refer to Note 9 and Note 10 to our Consolidated Financial Statements included in this Form 10-K. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In April 2018, Standard & Poor's revised the outlook on MUAH, MUB and MUSA to positive from stable following a similar revision to MUFG’s outlook. The change in MUFG’s outlook is a result of Standard & Poor's revising the outlook on the long-term sovereign rating of Japan to positive from stable. The following table provides our credit ratings as of December 31, 2018:

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	–	A	A	A-
	Short-term	–	A-1	A-1	A-2
Moody's	Long-term	Aa2	A2	–	A2
	Short-term	P-1	P-1	–	–
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1
For further information, including information about rating agency assessments, see "MUFG Bank, Ltd.'s and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in this Form 10-K.

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). At December 31, 2018, the Company was in compliance with the LCR requirements.

For further information regarding this rule, see "Supervision and Regulation—Regulatory Capital and Liquidity Standards—Liquidity Coverage Ratio" in Part I, Item 1. of this Form 10-K and "The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal , monetary, or tax policies could adversely affect us or make strategic planning more difficult" in Part I, Item 1A. "Risk Factors" of this Form 10-K.
Operational Risk Management
Operational risk is defined as the potential that events will have an adverse effect on current or projected financial condition arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. This includes legal risk, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company, and includes the risk of losses resulting from cyber-attacks or other related cyber incidents. See "We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks" in Part I, Item 1A. "Risk Factors" of this Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.
Our operational risk management framework was designed to meet industry and regulatory standards. The Operational Risk Management Policies and Procedures establish the core governing principles for operational risk management and provide the framework to identify, assess, measure, manage, monitor, and report on operational risks in a consistent manner across the enterprise.
The Company has established an independent ORMD under the CRO. The operational risk framework provides requirements for the business lines to better manage their operational risk. ORMD and the operational risk management framework are overseen by the Operational Risk Management Committee.
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

Critical Accounting Estimates
MUAH's consolidated financial statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. For example, we use discount factors and other assumptions to measure certain assets and liabilities. A change in the discount factor or other important assumptions could significantly increase or decrease the reported amounts of those assets and liabilities and result in either a beneficial or an adverse impact to our financial results. As discussed in "Allowance for Credit Losses" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, we estimate probability of default and the loss severity associated with the default (i.e. the loss-given default) to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from our loss estimates. Other significant estimates that we use include the valuation of certain derivatives and securities, the assumptions used in measuring our transfer pricing revenue, pension obligations, goodwill impairment, and assumptions regarding our effective tax rates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in this Form 10-K. Our most critical accounting policies include the allowance for credit losses, valuation of financial instruments, hedge accounting, transfer pricing revenue, pension obligations, goodwill impairment analysis and income taxes.
Allowance for Credit Losses
The allowance for credit losses, which consists of the allowances for loan losses and losses on unfunded credit commitments, is an estimate of the losses that are inherent in our loan portfolio as well as for certain unfunded credit commitments such as unfunded loan commitments, standby letters of credit, and commercial lines of credit that are not for sale. Our allowance for credit losses has four components: the allowance for loans collectively evaluated for impairment, the allowance for loans individually evaluated for impairment, the unallocated allowance, and the allowance for losses on unfunded credit commitments which is included in other liabilities. Each of these components is determined based upon estimates that are inherently subjective and our actual losses incurred could differ significantly from those estimates. For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is calculated by utilizing a dual factor internal risk rating system that encompasses both the probability that a credit facility may ultimately default (i.e. probability of default) and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default) and applying these risk ratings to outstanding loans and most unused commitments. The probability of default and loss-given default may be adjusted for qualitative or environmental factors that, in management's judgment, are likely to cause estimated credit losses associated with the existing portfolio to differ from the historical probability of default and loss-given default. For loans that are homogeneous in nature, such as in our consumer portfolio segment, we estimate the allowance based on forecasted losses based on incurred loss events. The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses that are currently not reflected in the probability of default and loss-given default. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. The unallocated allowance is composed of attributions that are intended to capture probable losses from adverse changes in credit migration and other inherent losses that are not currently reflected in the allowance for loan losses that are ascribed to our portfolio segments. Our allowance for losses on unfunded credit commitments is measured in approximately the same manner as the allowance for loan losses but includes an estimate of expected utilization based upon historical data. For further information regarding our allowance for loan losses, see "Allowance for Loan Losses" in Note 1 and Note 3 to our Consolidated Financial Statements in this Form 10-K.

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
The following table reflects financial instruments measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017.

	December 31, 2018		December 31, 2017
(Dollars in millions)	Fair Value	Percentage of Total	Fair Value	Percentage of Total
Financial instruments recorded at fair value on a recurring basis
Assets:
Level 1	$155	—%	$212	1%
Level 2	26,404	95	26,789	95
Level 3	1,621	6	1,803	6
Netting Adjustment(1)	(354)	(1)	(607)	(2)
Total	$27,826	100%	$28,197	100%
As a percentage of total Company assets		17%		18%
Liabilities:
Level 1	$125	3%	$46	1%
Level 2	4,214	102	4,036	109
Level 3	131	3	257	7
Netting Adjustment(1)	(322)	(8)	(620)	(17)
Total	$4,148	100%	$3,719	100%
As a percentage of total Company liabilities		3%		3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.
For detailed information on our measurement of fair value of financial instruments and our related valuation methodologies, see Note 11 to our Consolidated Financial Statements included in this Form 10-K.
Transfer Pricing

Employees of the Company perform management and support services to MUFG Bank, Ltd. in connection with the operation and administration of MUFG Bank, Ltd.’s businesses in the Americas. In consideration for the services provided, MUFG Bank, Ltd. pays the Company fees under a master services agreement, which reflects arm's length market-based pricing for those services. The Company recognizes transfer pricing revenue when delivery (performance) has occurred or services have been rendered. Management applies a facts and circumstances evaluation to determine the most appropriate method to calculate an arm's length market-based price for services performed by the Company for MUFG Bank, Ltd. and other non-consolidated MUFG affiliates.

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

The Company continuously monitors inputs used when performing its annual goodwill impairment such as the cash flow projections discussed above. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the first step of the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount.

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
Non-GAAP Financial Measures
The following table shows the calculation of return on average MUAH tangible common equity for the years ended December 31, 2018, 2017 and 2016. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Net income attributable to MUAH	$1,073	$1,077	$990
Add: intangible asset amortization, net of tax	19	18	17
Net income attributable to MUAH, excluding intangible asset amortization (a)	$1,092	$1,095	$1,007
Average MUAH stockholders' equity	$18,400	$17,926	$17,003
Less: Goodwill	3,301	3,263	3,225
Less: Intangible assets, except mortgage servicing rights	299	269	196
Less: Deferred tax liabilities related to goodwill and intangible assets	(57)	(72)	(47)
Average MUAH tangible common equity (b)	$14,857	$14,466	$13,629
Return on average MUAH tangible common equity (a)/(b)	7.35%	7.57%	7.39%

The following table shows the calculation of the adjusted efficiency ratio for the year ended December 31, 2018. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting revenue for the impact of the TCJA enhances comparability between periods. Adjusted efficiency ratios for the years ended December 31, 2017 and 2016 are not presented because the Company began identifying all costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. in the third quarter of 2017. Previously, the Company was only able to identify a portion of the costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.

(Dollars in millions)	For the Year Ended December 31, 2018
Noninterest expense (a)	$4,277
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	1,001
Noninterest expense, as adjusted (b)	$3,276
Total revenue (c)	$5,484
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	1,128
Less: Impact of the TCJA	(164)
Total revenue, as adjusted (d)	$4,520
Efficiency ratio (a)/(c)	77.98%
Adjusted efficiency ratio (b)/(d)	72.47%

Financial Statements and Supplementary Data
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Interest Income
Loans	$3,303	$2,892	$2,839
Securities	665	564	483
Securities borrowed or purchased under resale agreements	652	347	195
Trading assets	415	326	172
Other	90	50	27
Total interest income	5,125	4,179	3,716
Interest Expense
Deposits	441	241	194
Commercial paper and other short-term borrowings	168	58	32
Long-term debt	365	250	240
Securities loaned or sold under repurchase agreements	734	353	140
Trading liabilities	110	73	57
Total interest expense	1,818	975	663
Net Interest Income	3,307	3,204	3,053
(Reversal of) provision for credit losses	106	(103)	155
Net interest income after (reversal of) provision for credit losses	3,201	3,307	2,898
Noninterest Income
Service charges on deposit accounts	179	188	192
Trust and investment management fees	118	121	120
Trading account activities	(24)	(5)	105
Securities gains, net	8	17	69
Credit facility fees	90	98	108
Brokerage commissions and fees	73	69	64
Card processing fees, net	50	47	39
Investment banking and syndication fees	355	369	312
Fees from affiliates	1,213	866	957
Other, net	115	240	259
Total noninterest income	2,177	2,010	2,225
Noninterest Expense
Salaries and employee benefits	2,616	2,495	2,439
Net occupancy and equipment	367	357	325
Professional and outside services	487	439	369
Software	287	192	154
Regulatory assessments	85	82	72
Intangible asset amortization	26	30	28
Other	409	389	395
Total noninterest expense	4,277	3,984	3,782
Income before income taxes and including noncontrolling interests	1,101	1,333	1,341
Income tax expense	52	299	419
Net Income Including Noncontrolling Interests	1,049	1,034	922
Deduct: Net loss from noncontrolling interests	24	43	68
Net Income Attributable to MUAH	$1,073	$1,077	$990
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Net Income Attributable to MUAH	$1,073	$1,077	$990
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(46)	(66)	(115)
Net change in unrealized gains (losses) on investment securities	(140)	16	(56)
Foreign currency translation adjustment	(2)	7	2
Pension and other postretirement benefit adjustments	(130)	95	23
Other	(1)	—	—
Total other comprehensive income (loss)	(319)	52	(146)
Comprehensive Income (Loss) Attributable to MUAH	754	1,129	844
Comprehensive income (loss) from noncontrolling interests	(24)	(43)	(68)
Total Comprehensive Income (Loss)	$730	$1,086	$776
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except per share amount)	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$2,061	$2,057
Interest bearing deposits in banks	6,289	1,335
Total cash and cash equivalents	8,350	3,392
Securities borrowed or purchased under resale agreements	22,368	20,894
Trading account assets (includes $1,239 at December 31, 2018 and $1,001 at December 31, 2017 pledged as collateral that may be repledged)	11,213	10,567
Securities available for sale (includes $75 at December 31, 2018 and $163 at December 31, 2017 pledged as collateral that may be repledged)	16,314	17,563
Securities held to maturity (fair value $10,720 at December 31, 2018 and $9,799 at December 31, 2017)	10,901	9,885
Loans held for investment	86,507	80,014
Allowance for loan losses	(474)	(476)
Loans held for investment, net	86,033	79,538
Goodwill	3,301	3,301
Other assets	9,620	9,410
Total assets	$168,100	$154,550
Liabilities
Deposits:
Noninterest bearing	$31,754	$32,602
Interest bearing	59,225	52,185
Total deposits	90,979	84,787
Securities loaned or sold under repurchase agreements	27,285	26,437
Commercial paper and other short-term borrowings	9,263	7,066
Long-term debt	17,918	12,162
Trading account liabilities	4,027	3,600
Other liabilities	2,048	2,143
Total liabilities	151,520	136,195
Commitments, contingencies and guarantees—See Note 20
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 131,935,124 shares issued and outstanding as of December 31, 2018 and authorized 300,000,000 shares, 147,589,713 shares issued and outstanding as of December 31, 2017	132	148
Additional paid-in capital	8,176	8,197
Retained earnings	9,524	10,936
Accumulated other comprehensive loss	(1,324)	(1,026)
Total MUAH stockholders' equity	16,508	18,255
Noncontrolling interests	72	100
Total equity	16,580	18,355
Total liabilities and equity	$168,100	$154,550
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2015	$144	$7,868	$9,116	$(750)	$215	$16,593
Net income (loss)	—	—	990	—	(68)	922
Other comprehensive income (loss), net of tax	—	—	—	(146)	—	(146)
Compensation—restricted stock units	—	13	(3)	—	—	10
Other	—	3	(2)	—	6	7
Net change	—	16	985	(146)	(62)	793
BALANCE DECEMBER 31, 2016	$144	$7,884	$10,101	$(896)	$153	$17,386
Net income (loss)	—	—	1,077	—	(43)	1,034
Other comprehensive income (loss), net of tax	—	—	—	52	—	52
Compensation—restricted stock units	—	(8)	(2)	—	—	(10)
Issuance of common stock(1)	3	321	78	—	—	402
Dividends	—	—	(500)	—	—	(500)
TCJA reclassification	—	—	182	(182)	—	—
Other	1	—	—	—	(10)	(9)
Net change	4	313	835	(130)	(53)	969
BALANCE DECEMBER 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	1,073	—	(24)	1,049
Other comprehensive income (loss), net of tax	—	—	—	(319)	—	(319)
Compensation—restricted stock units	—	—	(5)	—	—	(5)
Share repurchase	(16)	—	(2,480)	—	—	(2,496)
Other	—	(21)	—	21	(4)	(4)
Net change	(16)	(21)	(1,412)	(298)	(28)	(1,775)
BALANCE DECEMBER 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580

(1)	For additional information on the issuance of common stock, refer to Note 21.

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$1,049	$1,034	$922
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	106	(103)	155
Depreciation, amortization and accretion, net	411	331	325
Stock-based compensation—restricted stock units	77	66	67
Deferred income taxes	(242)	25	79
Net gains on sales of securities	(8)	(17)	(69)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(1,474)	(1,147)	11,325
Net increase (decrease) in securities loaned or sold under repurchase agreements	848	1,821	(4,525)
Net decrease (increase) in trading account assets	(646)	(1,625)	(5,208)
Net decrease (increase) in other assets	170	414	(875)
Net increase (decrease) in trading account liabilities	427	695	(807)
Net increase (decrease) in other liabilities	103	(137)	(98)
Loans originated for sale	(2,339)	(813)	(1,358)
Net proceeds from sale of loans originated for sale	1,626	697	1,332
Pension and other benefits adjustment	(50)	(169)	(147)
Other, net	(18)	11	15
Total adjustments	(1,009)	49	211
Net cash provided by (used in) operating activities	40	1,083	1,133
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,505	2,460	4,842
Proceeds from paydowns and maturities of securities available for sale	2,822	2,809	2,171
Purchases of securities available for sale	(5,643)	(8,912)	(6,666)
Proceeds from paydowns and maturities of securities held to maturity	1,682	1,782	2,257
Purchases of securities held to maturity	(772)	(1,360)	(2,447)
Proceeds from sales of loans	770	926	1,526
Net decrease (increase) in loans	(6,785)	(2,947)	(519)
Purchases of other investments	(262)	(378)	(717)
Other, net	(57)	(60)	148
Net cash provided by (used in) investing activities	(6,740)	(5,680)	595
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	6,184	(2,063)	2,606
Net increase (decrease) in commercial paper and other short-term borrowings	2,198	4,709	(1,065)
Proceeds from issuance of long-term debt	15,458	5,027	795
Repayment of long-term debt	(9,655)	(4,801)	(3,082)
Dividends paid	—	(500)	—
Share repurchase	(2,496)	—	—
Other, net	(115)	(71)	6
Change in noncontrolling interests	(4)	(10)	6
Net cash provided by (used in) financing activities	11,570	2,291	(734)
Net change in cash and cash equivalents	4,870	(2,306)	994
Cash, cash equivalents and restricted cash at beginning of period	3,528	5,834	4,840
Cash, cash equivalents and restricted cash at end of period	$8,398	$3,528	$5,834
Cash Paid During the Period For:
Interest	$1,761	$919	$626
Income taxes, net	116	178	159
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to loans held for sale	$44	$776	$1,976
Securities available for sale transferred to securities held to maturity	2,006	—	—
Transfer of assets and liabilities from MUFG Bank, Ltd. and MUFG (1):
Carrying amount of assets acquired	—	1,003	—
Carrying amount of liabilities assumed	—	601	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$8,350	$3,392	$5,753
Restricted cash included in other assets	48	136	81
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$8,398	$3,528	$5,834

(1)	For additional information on the transfer of assets and liabilities from MUFG Bank, Ltd., refer to Note 21 to these Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
Introduction
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH is owned by MUFG Bank, Ltd. and MUFG. MUFG Bank, Ltd. is a wholly-owned subsidiary of MUFG. As used in these Consolidated Financial Statements, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together.
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
On July 1, 2016, in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards, the Company was designated the U.S. Intermediate Holding Company (IHC) of its ultimate parent, MUFG. The IHC formation resulted in the transfer of interests in substantially all of MUFG’s U.S. subsidiaries to MUAH. The Company issued 7,991,449 shares to MUFG Bank, Ltd. and MUFG in exchange for the transferred subsidiaries. These subsidiaries included MUSA, a registered broker-dealer, and various other non-bank subsidiaries. The assets received and liabilities assumed were transferred at their carrying amounts, and all prior periods have been revised to include the results of these transferred subsidiaries. MUFG's remaining U.S. subsidiaries were transferred to MUAH on July 1, 2017. The Company issued 3,267,433 shares to MUFG Bank, Ltd. and MUFG in exchange for these transferred subsidiaries and their financial results have been included in MUAH's financial results prospectively beginning July 1, 2017.
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
Trading Account Assets and Liabilities
Trading account assets and liabilities are recorded at fair value and include certain securities and derivatives. Securities are classified as trading when management acquires them with the intent to hold for short periods, primarily at MUAH's broker-dealer subsidiary, MUSA, or as an accommodation to customers. Substantially all of the securities have a high degree of liquidity and a readily determinable fair value. Interest on securities classified as trading is included in interest income, and realized gains and losses from sale and unrealized fair value adjustments are recognized in noninterest income. Trading securities that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement are separately identified as pledged as collateral.
Derivatives included in trading account assets and liabilities are entered into for trading purposes or as an accommodation to customers. Contracts primarily include interest rate swaps and options, commodity swaps and options, and foreign exchange contracts. The Company nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Changes in fair values and realized income or expense for trading asset and liability derivatives are included in noninterest income.
Securities
Securities are classified based on management's intent and are recorded on the consolidated balance sheet as of the trade date, when acquired in a regular-way trade. Debt securities for which management has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities with readily determinable fair values that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of AOCI in stockholders' equity until realized.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
As lessor, the Company primarily offers two types of leases to customers: 1) direct financing leases where the assets leased are acquired without additional financing from other sources, and 2) leveraged leases where a substantial portion of the financing is provided by debt with no recourse to the Company. Direct financing leases and leveraged leases are recorded based on the amount of minimum lease payments receivable, unguaranteed residual value accruing to the benefit of the lessor, unamortized initial direct costs, and are reduced for any unearned income. Leveraged leases are recorded net of any nonrecourse debt.
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
For the commercial portfolio segment, the allowance for loans collectively evaluated for impairment is calculated by utilizing a dual factor internal risk rating system that encompasses both the probability that a credit facility may ultimately default (i.e. probability of default) and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default) and applying these risk ratings to outstanding loans and most unused commitments. The probability of default and loss-given default may be adjusted for qualitative or environmental factors that, in management's judgment, are likely to cause estimated credit losses associated with the existing portfolio to differ from the historical probability of default and loss-given default. The Company refined its methodology for estimating the allowance for commercial loans collectively evaluated for impairment and the allowance for losses on unfunded credit commitments during the first quarter of 2018. Previously the Company derived the allowance for these loans by assigning a loss factor based on an internal risk rating that estimated the probability that a credit facility may ultimately default (i.e. probability of default) rather than a dual factor internal risk rating system that encompasses both the probability of default and an estimate of the severity of the loss that would be realized upon such default (i.e. the loss-given default). During the second quarter of 2018, the Company implemented refinements to the qualitative considerations used in our reserve methodology.
For the consumer portfolio segment, loans are generally pooled by product type with similar risk characteristics. The Company estimates the allowance for loans collectively evaluated for impairment based on forecasted losses.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The allowance for loans collectively evaluated for impairment also includes attributions for certain sectors within the commercial and consumer portfolio segments to account for probable losses based on incurred loss events that are currently not reflected in the probability of default and loss-given default. Segment attributions are calculated based on migration scenarios for the commercial portfolio and specific attributes applicable to the consumer portfolio. Segment considerations are revised periodically as portfolio and environmental conditions change.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Revenues from Contracts with Customers
Revenues from contracts with customers include service charges on deposit accounts, trust and investment management fees, brokerage commissions and fees, card processing fees, net, investment banking and syndication fees, and fees from affiliates. The Company recognizes revenue from contracts with customers according to a five-step revenue recognition model: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company’s contracts with customers generally contain a single performance obligation or separately identified performance obligations, each with a stated transaction price and generally do not involve a significant timing difference between satisfaction of the performance obligation and customer payment. Revenues are recognized over time or at a point in time as the performance obligations are satisfied. Revenues are generally not variable and do not involve significant estimates or constraints.
Transfer Pricing
Employees of the Company perform management and support services to MUFG Bank, Ltd. in connection with the operation and administration of MUFG Bank, Ltd.’s businesses in the Americas. In consideration for the services provided, MUFG Bank, Ltd. pays the Company fees under a master services agreement, which reflects market-based pricing for those services. The Company recognizes transfer pricing revenue when delivery (performance) has occurred or services have been rendered. Revenue is typically recognized based on the gross amount billed to MUFG Bank, Ltd. without netting the associated costs to perform those services. Gross presentation is typically deemed appropriate in these instances as the Company acts as a principal when providing these services directly to MUFG Bank, Ltd. Transfer pricing revenue is included in fees from affiliates revenue.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Recently Issued Accounting Pronouncements
Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which will require entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases. The accounting by entities that own the assets leased (i.e., lessors) will remain largely unchanged; however, leveraged lease accounting will no longer be permitted for leases that commence after the effective date. The ASU will also require qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases, which allows entities the option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases, which clarified lessor accounting for sales and similar taxes collected by lessors, certain lessor costs, and lease payments with lease and nonlease components. Effective January 1, 2019 the Company adopted this guidance which does not significantly impact the Company's financial position or results of operations.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the current expected credit loss (“CECL”) model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019. The Company plans to adopt the ASU on January 1, 2020. The Company is in the design phase of the implementation. Management is currently assessing the impact of this guidance on the Company’s financial position or results of operations.

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

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which requires premiums on certain purchased callable debt securities to be amortized to the earliest call date. Under current guidance, premiums on callable debt securities are generally amortized over the contractual life of the security. The amortization period for callable debt securities purchased at a discount will not be impacted. Effective January 1, 2019 the Company adopted this guidance which does not significantly impact the Company's financial position or results of operations.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will make more hedging strategies eligible for hedge accounting, simplify the application of hedge accounting, and enhance the transparency and understandability of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also amends the disclosure requirements and changes how entities assess effectiveness. Effective January 1, 2019 the Company adopted this guidance which does not significantly impact the Company's financial position or results of operations.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

not affect the Company’s financial position or results of operations.

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, which provides guidance on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU applies to all contracts with customers, except financial instruments, guarantees, lease contracts, insurance contracts and certain non-monetary exchanges. This guidance did not significantly affect the Company's financial position or results of operations.

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

	For the Year Ended			For the Year Ended
	2017			2016
(Dollars in millions)	As Previously Reported	Adjustment	As Reported under New Guidance	As Previously Reported	Adjustment	As Reported under New Guidance
Salaries and employee benefits	$2,376	$119	$2,495	$2,355	$84	$2,439
Other	508	(119)	389	479	(84)	395

Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans to improve the effectiveness of the disclosures. The guidance includes new requirements to disclose the weighted-average interest crediting rate for cash balance plans and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation. The Company early adopted this guidance, which is reflected in Note 15. This guidance did not affect the Company’s financial position or results of operations.

Note 2—Securities
Securities Available for Sale
At December 31, 2018 and 2017, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,572	$1	$144	$3,429
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,168	7	168	8,007
Privately issued	887	—	23	864
Privately issued - commercial mortgage-backed securities	1,179	3	20	1,162
Collateralized loan obligations	1,492	—	18	1,474
Other	4	—	—	4
Asset Liability Management securities	15,302	11	373	14,940
Other debt securities:
Direct bank purchase bonds	1,190	30	30	1,190
Other	188	—	4	184
Total securities available for sale	$16,680	$41	$407	$16,314

	December 31, 2017
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,370	$—	$118	$3,252
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,338	2	132	9,208
Privately issued	695	3	4	694
Privately issued - commercial mortgage-backed securities	823	4	5	822
Collateralized loan obligations	1,895	10	—	1,905
Other	5	—	—	5
Asset Liability Management securities	16,126	19	259	15,886
Other debt securities:
Direct bank purchase bonds	1,495	38	30	1,503
Other	163	1	—	164
Equity securities	10	—	—	10
Total securities available for sale	$17,794	$58	$289	$17,563

Note 2—Securities (Continued)

The Company's securities available for sale with a continuous unrealized loss position at December 31, 2018 and 2017 are shown below, identified for periods less than 12 months and 12 months or more.

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$147	$1	$3,182	$143	$3,329	$144
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1,941	8	4,797	160	6,738	168
Privately issued	398	7	383	16	781	23
Privately issued - commercial mortgage-backed securities	364	6	512	14	876	20
Collateralized loan obligations	1,428	18	—	—	1,428	18
Asset Liability Management securities	4,278	40	8,874	333	13,152	373
Other debt securities:
Direct bank purchase bonds	221	6	417	24	638	30
Other	178	4	4	—	182	4
Total securities available for sale	$4,677	$50	$9,295	$357	$13,972	$407

	December 31, 2017
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$1,074	$14	$2,128	$104	$3,202	$118
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	3,606	22	4,651	110	8,257	132
Privately issued	275	1	164	3	439	4
Privately issued - commercial mortgage-backed securities	447	3	80	2	527	5
Collateralized loan obligations	12	—	—	—	12	—
Asset Liability Management securities	5,414	40	7,023	219	12,437	259
Other debt securities:
Direct bank purchase bonds	58	4	563	26	621	30
Other	79	—	—	—	79	—
Equity securities	10	—	—	—	10	—
Total securities available for sale	$5,561	$44	$7,586	$245	$13,147	$289
At December 31, 2018, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At December 31, 2018, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’

Note 2—Securities (Continued)

guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2018, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2018, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2018
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$1,284	$2,145	$—	$3,429
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	212	1,306	6,489	8,007
Privately issued	—	—	—	864	864
Privately issued - commercial mortgage-backed securities	—	25	43	1,094	1,162
Collateralized loan obligations	—	1	352	1,121	1,474
Other	1	3	—	—	4
Asset Liability Management securities	1	1,525	3,846	9,568	14,940
Other debt securities:
Direct bank purchase bonds	26	424	612	128	1,190
Other	3	163	—	18	184
Total debt securities available for sale	$30	$2,112	$4,458	$9,714	$16,314

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the years ended December 31, 2018, 2017 and 2016 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Year Ended December 31,
(Dollars in millions)	2018	2017	2016
Gross realized gains	$8	$17	$69
Gross realized losses	—	—	—
Securities Held to Maturity
At December 31, 2018 and 2017, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	December 31, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$528	$—	$—	$528	$1	$2	$527
U.S. government-sponsored agencies	722	—	—	722	1	—	723
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,302	1	96	8,207	11	191	8,027
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,486	—	42	1,444	17	18	1,443
Total securities held to maturity	$11,038	$1	$138	$10,901	$30	$211	$10,720

	December 31, 2017
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$525	$—	$—	$525	$3	$1	$527
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,870	2	31	7,841	15	130	7,726
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,571	—	52	1,519	36	9	1,546
Total securities held to maturity	$9,966	$2	$83	$9,885	$54	$140	$9,799

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

Note 2—Securities (Continued)

The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2018 and 2017 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2018
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$—	$—	$—	$496	$—	$2	$496	$—	$2
U.S. government agency and government-sponsored agencies—residential mortgage backed securities	668	—	11	7,191	96	180	7,859	96	191
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	29	—	—	1,396	42	18	1,425	42	18
Total securities held to maturity	$697	$—	$11	$9,083	$138	$200	$9,780	$138	$211

	December 31, 2017
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$494	$—	$1	$—	$—	$—	$494	$—	$1
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	2,649	—	31	$4,000	31	99	6,649	31	130
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	19	—	—	1,496	52	9	1,515	52	9
Total securities held to maturity	$3,162	$—	$32	$5,496	$83	$108	$8,658	$83	$140

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2018
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$519	$518	$9	$9	$—	$—	$—	$—	$528	$527
U.S. government-sponsored agencies	—	—	—	—	722	723	—	—	722	723
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	1,008	986	7,199	7,041	8,207	8,027
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	46	46	787	797	—	—	611	600	1,444	1,443
Total securities held to maturity	$565	$564	$796	$806	$1,730	$1,709	$7,810	$7,641	$10,901	$10,720

Securities Pledged and Received as Collateral
At December 31, 2018 and December 31, 2017, the Company pledged $11.9 billion and $12.3 billion of available for sale and trading securities as collateral, respectively, of which $1.3 billion and $1.2 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, securities lending and to secure public and trust department deposits.
At December 31, 2018 and December 31, 2017, the Company received $33.1 billion and $31.8 billion, respectively, of collateral, of which $33.1 billion and $31.8 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $32.1 billion and $30.4 billion at December 31, 2018 and December 31, 2017, respectively, for derivative asset positions and securities borrowed or purchased under resale agreements.
For further information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to the Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at December 31, 2018 and 2017.

	December 31,
(Dollars in millions)	2018	2017
Loans held for investment:
Commercial and industrial	$24,919	$23,281
Commercial mortgage	15,354	14,320
Construction	1,613	1,775
Lease financing	1,249	1,533
Total commercial portfolio	43,135	40,909
Residential mortgage	38,439	35,643
Home equity and other consumer loans	4,933	3,462
Total consumer portfolio	43,372	39,105
Total loans held for investment(1)	86,507	80,014
Allowance for loan losses	(474)	(476)
Loans held for investment, net	$86,033	$79,538

(1)Includes $340 million and $301 million at December 31, 2018 and December 31, 2017, respectively, for net unamortized (discounts)
and premiums and deferred (fees) and costs.

Allowance for Loan Losses
The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment:

	For the Year Ended December 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	51	58	(25)	84
Loans charged-off	(79)	(41)	—	(120)
Recoveries of loans previously charged-off	27	7	—	34
Allowance for loan losses, end of period	$359	$110	$5	$474

	For the Year Ended December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(132)	37	30	(65)
Other	2	—	—	2
Loans charged-off	(116)	(39)	—	(155)
Recoveries of loans previously charged-off	50	5	—	55
Allowance for loan losses, end of period	$360	$86	$30	$476

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2016
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$654	$49	$20	$723
(Reversal of) provision for loan losses	134	44	(20)	158
Other	2	—	—	2
Loans charged-off	(259)	(12)	—	(271)
Recoveries of loans previously charged-off	25	2	—	27
Allowance for loan losses, end of period	$556	$83	$—	$639
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2018 and 2017.

	December 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$62	$13	$—	$75
Collectively evaluated for impairment	297	97	5	399
Total allowance for loan losses	$359	$110	$5	$474
Loans held for investment:
Individually evaluated for impairment	$450	$280	$—	$730
Collectively evaluated for impairment	42,685	43,092	—	85,777
Total loans held for investment	$43,135	$43,372	$—	$86,507

	December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$58	$15	$—	$73
Collectively evaluated for impairment	302	71	30	403
Total allowance for loan losses	$360	$86	$30	$476
Loans held for investment:
Individually evaluated for impairment	$544	$321	$—	$865
Collectively evaluated for impairment	40,365	38,784	—	79,149
Total loans held for investment	$40,909	$39,105	$—	$80,014
Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2018 and 2017.

	December 31,
(Dollars in millions)	2018	2017
Commercial and industrial	$269	$319
Commercial mortgage	12	20
Total commercial portfolio	281	339
Residential mortgage	121	104
Home equity and other consumer loans	19	22
Total consumer portfolio	140	126
Total nonaccrual loans	$421	$465
Troubled debt restructured loans that continue to accrue interest	$299	$348
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$136	$229

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the aging of the balance of loans held for investment by class as of December 31, 2018 and 2017.

	December 31, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,114	$18	$36	$54	$26,168
Commercial mortgage	15,333	17	4	21	15,354
Construction	1,593	20	—	20	1,613
Total commercial portfolio	43,040	55	40	95	43,135
Residential mortgage	38,218	175	46	221	38,439
Home equity and other consumer loans	4,893	28	12	40	4,933
Total consumer portfolio	43,111	203	58	261	43,372
Total loans held for investment	$86,151	$258	$98	$356	$86,507

	December 31, 2017
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$24,734	$17	$63	$80	$24,814
Commercial mortgage	14,298	16	6	22	14,320
Construction	1,775	—	—	—	1,775
Total commercial portfolio	40,807	33	69	102	40,909
Residential mortgage	35,453	151	39	190	35,643
Home equity and other consumer loans	3,427	23	12	35	3,462
Total consumer portfolio	38,880	174	51	225	39,105
Total loans held for investment	$79,687	$207	$120	$327	$80,014
Loans 90 days or more past due and still accruing interest totaled $23 million and $12 million at December 31, 2018 and 2017, respectively.

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
The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	December 31, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,191	$355	$622	$26,168
Commercial mortgage	15,138	105	111	15,354
Construction	1,542	8	63	1,613
Total commercial portfolio	$41,871	$468	$796	$43,135

	December 31, 2017
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$23,632	$435	$747	$24,814
Commercial mortgage	14,081	80	159	14,320
Construction	1,632	15	128	1,775
Total commercial portfolio	$39,345	$530	$1,034	$40,909
The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $6 million and $8 million of loans covered by FDIC loss share agreements, at December 31, 2018 and 2017, respectively.

	December 31, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$38,314	$121	$38,435
Home equity and other consumer loans	4,912	19	4,931
Total consumer portfolio	$43,226	$140	$43,366

	December 31, 2017
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$35,534	$104	$35,638
Home equity and other consumer loans	3,437	22	3,459
Total consumer portfolio	$38,971	$126	$39,097
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
The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at December 31, 2018 and 2017. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	December 31, 2018
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$31,589	$6,022	$434	$38,045
Home equity and other consumer loans	3,349	1,448	52	4,849
Total consumer portfolio	$34,938	$7,470	$486	$42,894
Percentage of total	82%	17%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2017
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$28,786	$6,082	$411	$35,279
Home equity and other consumer loans	2,404	918	84	3,406
Total consumer portfolio	$31,190	$7,000	$495	$38,685
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$36,604	$1,361	$4	$75	$38,044
Home equity loans	1,966	221	12	24	2,223
Total consumer portfolio	$38,570	$1,582	$16	$99	$40,267
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2017
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$34,472	$771	$4	$32	$35,279
Home equity loans	2,052	248	24	33	2,357
Total consumer portfolio	$36,524	$1,019	$28	$65	$37,636
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.
Troubled Debt Restructurings
The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2018 and 2017. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $49 million and $66 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2018 and 2017, respectively.

	December 31,
(Dollars in millions)	2018	2017
Commercial and industrial	$109	$202
Commercial mortgage	46	7
Construction	63	128
Total commercial portfolio	218	337
Residential mortgage	196	215
Home equity and other consumer loans	21	25
Total consumer portfolio	217	240
Total restructured loans	$435	$577
In 2018, TDR modifications in the commercial portfolio segment were substantially composed of interest rate changes, maturity extensions, forbearance, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, modifications were primarily composed of maturity extensions. Charge-offs related to TDR modifications for the year ended December 31, 2018 and December 31, 2017 were de minimis. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the years ended December 31, 2018 and 2017.

	For the Year Ended December 31, 2018		For the Year Ended December 31, 2017
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$165	$165	$186	$186
Commercial mortgage	4	4	5	5
Construction	—	—	152	131
Total commercial portfolio	169	169	343	322
Residential mortgage	9	9	16	16
Home equity and other consumer loans	2	2	3	3
Total consumer portfolio	11	11	19	19
Total	$180	$180	$362	$341

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.
The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2018 and 2017, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

	December 31,
(Dollars in millions)	2018	2017
Commercial and industrial	$—	$19
Commercial mortgage	—	1
Total commercial portfolio	—	20
Residential mortgage	3	3
Home equity and other consumer loans	—	—
Total consumer portfolio	3	3
Total	$3	$23

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
The following tables show information about impaired loans by class as of December 31, 2018 and 2017.

	December 31, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$299	$22	$321	$61	$372	$39
Commercial mortgage	25	41	66	1	25	41
Construction	—	63	63	—	—	63
Total commercial portfolio	324	126	450	62	397	143
Residential mortgage	175	71	246	12	184	85
Home equity and other consumer loans	22	12	34	1	22	21
Total consumer portfolio	197	83	280	13	206	106
Total	$521	$209	$730	$75	$603	$249

	December 31, 2017
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$287	$93	$380	$57	$348	$102
Commercial mortgage	33	3	36	1	33	3
Construction	—	128	128	—	—	128
Total commercial portfolio	320	224	544	58	381	233
Residential mortgage	218	59	277	15	234	69
Home equity and other consumer loans	29	15	44	—	30	24
Total consumer portfolio	247	74	321	15	264	93
Total	$567	$298	$865	$73	$645	$326

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2018, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	Years Ended December 31,
	2018		2017		2016
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$309	$12	$463	$18	$531	$4
Commercial mortgage	60	27	58	41	17	1
Construction	95	8	45	5	—	—
Total commercial portfolio	464	47	566	64	548	5
Residential mortgage	261	13	304	14	258	8
Home equity and other consumer loans	38	4	52	6	31	2
Total consumer portfolio	299	17	356	20	289	10
Total	$763	$64	$922	$84	$837	$15
The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during 2018, 2017 and 2016 for the commercial and consumer loans portfolio segments.

	Years Ended December 31,
	2018		2017		2016
(Dollars in millions)	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$47	$638	$780	$926	$1,632	$1,182
Consumer portfolio	(3)	—	(4)	—	344	344
Total	$44	$638	$776	$926	$1,976	$1,526

Loan Concentrations
The Company's most significant concentrations of credit risk within its loan portfolio include residential mortgage loans, commercial real estate loans, and commercial and industrial loans made to the financial and insurance industry, power and utilities industry, manufacturing industry, and business services industry. At December 31, 2018, the Company had $38 billion in residential mortgage loans, substantially in California. The Company had $16 billion in loans made to the commercial real estate industry and an additional $4 billion in unfunded commitments. At December 31, 2018, the Company had $7 billion in loans made to the financial and insurance industry and an additional $7 billion in unfunded commitments. At December 31, 2018, the Company had $4 billion in loans made to the power and utilities industry and an additional $5 billion in unfunded commitments. At December 31, 2018, the Company had $4 billion in loans made to the manufacturing industry and an additional $3 billion in unfunded commitments. At December 31, 2018, the Company had $3 billion in loans made to the business services industry and an additional $2 billion in unfunded commitments.

Note 4—Other Assets
Other Assets
The following table shows the balances of other assets as of December 31, 2018 and 2017.

(Dollars in millions)	December 31, 2018	December 31, 2017
Other investments	$3,250	$3,412
Premises and equipment, net	635	610
Software	445	424
Intangible assets	444	377
OREO	1	—
Other	4,845	4,587
Total other assets	$9,620	$9,410

Note 5—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2018 and 2017 are shown in the table below.

(Dollars in millions)	2018	2017
Goodwill, beginning of year	$3,301	$3,225
Net change from transferred subsidiaries (1)	—	76
Goodwill, end of year	$3,301	$3,301

(1)	For additional information on transferred subsidiaries, see Note 21 Related Party Transactions.

For impairment testing, goodwill was assigned to the following operating segments at December 31, 2018 and 2017:

(Dollars in millions)	2018	2017
Regional Bank	$2,134	$2,134
U.S. Wholesale & Investment Banking	840	840
Transaction Banking	251	251
MUFG Fund Services	76	76
Goodwill, end of year	$3,301	$3,301
The Company reviews its goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The annual goodwill impairment test was performed as of April 1, 2018 and 2017. Based on these tests, we concluded that goodwill allocated to our reporting units was not impaired at December 31, 2018 or 2017. Fair values of the Company's reporting units exceeded their carrying amounts and did not generally represent a significant risk of goodwill impairment based on current projections and valuations.

Note 5—Goodwill and Other Intangible Assets (Continued)

Intangible Assets
The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$565	$(537)	$28	$565	$(530)	$35
Trade names	111	(32)	79	113	(29)	84
Customer relationships	238	(63)	175	238	(47)	191
Other(1)	18	(15)	3	19	(16)	3
Total intangible assets with a definite useful life	$932	$(647)	$285	$935	$(622)	$313

(1)	December 31, 2018 and December 31, 2017 exclude $159 million and $64 million, respectively, of mortgage servicing rights accounted for at fair value.
Total amortization expense for 2018, 2017 and 2016 was $26 million, $30 million and $28 million, respectively.
Estimated future amortization expense at December 31, 2018 is as follows:

(Dollars in millions)	Core Deposit Intangibles	Trade Name	Customer Relationships	Other	Total Identifiable Intangible Assets
Years ending December 31, :
2019	$6	$3	$16	$1	$26
2020	5	3	16	1	25
2021	4	3	15	—	22
2022	4	3	15	—	22
2023	2	3	14	—	19
Thereafter	7	64	99	1	171
Total estimated amortization expense	$28	$79	$175	$3	$285

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at December 31, 2018 and 2017.

	December 31, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$43	$43	$—	$—
Leasing investments	—	570	122	692	17	17
Total consolidated VIEs	$—	$570	$165	$735	$17	$17

	December 31, 2017
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$68	$68	$—	$—
Leasing investments	1	583	158	742	24	24
Total consolidated VIEs	$1	$583	$226	$810	$24	$24

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
Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at December 31, 2018 and 2017. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During 2018, 2017, and 2016, the Company had noncash increases in unfunded commitments on LIHC investments of $87 million, $55 million and $125 million, respectively, included within other liabilities.

Note 6—Variable Interest Entities (Continued)

	December 31, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$198	$976	$1,202	$165	$165	$1,202
Leasing investments	26	—	19	1,401	1,446	14	14	1,467
Other investments	—	—	—	35	35	—	—	79
Total unconsolidated VIEs	$26	$28	$217	$2,412	$2,683	$179	$179	$2,748

	December 31, 2017
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$29	$228	$1,028	$1,285	$254	$254	$1,284
Leasing investments	1	—	24	1,745	1,770	53	53	1,792
Other investments	—	—	24	26	50	—	—	132
Total unconsolidated VIEs	$1	$29	$276	$2,799	$3,105	$307	$307	$3,208
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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the years ended December 31, 2018, 2017 and 2016:

	For the Years Ended December 31,
	2018	2017	2016
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$7	$13	$8
Amortization of LIHC investments included in income tax expense	136	185	129
Tax credits and other tax benefits from LIHC investments included in income tax expense	180	193	188

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

Note 7—Deposits
The aggregate amount of time deposits that meet or exceed the FDIC insurance limit was $4.2 billion and $3.1 billion at December 31, 2018 and 2017, respectively.
At December 31, 2018, the Company had $11.7 billion in interest bearing time deposits. Maturity information for all interest bearing time deposits is summarized below.

(Dollars in millions)	December 31, 2018
Due in one year or less	$7,049
Due after one year through two years	4,032
Due after two years through three years	500
Due after three years through four years	91
Due after four years through five years	66
Due after five years	1
Total	$11,739

Note 8—Securities Financing Arrangements
The Company enters into repurchase agreements and securities lending agreements to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Under these agreements and transactions, the Company either receives or provides collateral in the form of securities. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. In certain cases the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty. For additional information related to securities pledged and received as collateral, refer to Note 2 to these consolidated financial statements.

Note 8—Securities Financing Arrangements (Continued)

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of December 31, 2018 and December 31, 2017.

	December 31, 2018
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$9,416	$2,945	$2,991	$335	$15,687
U.S. agency securities	264	—	55	—	319
Money market securities	—	—	49	—	49
Asset-backed securities	—	—	282	—	282
Mortgage-backed securities	9,803	1,640	7,569	—	19,012
Corporate bonds	682	130	1,227	—	2,039
Municipal securities	115	245	188	—	548
Equities	387	220	255	—	862
Total	$20,667	$5,180	$12,616	$335	$38,798
Securities loaned:
Corporate bonds	$1	$—	$—	$—	$1
Equities	92	—	—	—	92
Total	$93	$—	$—	$—	$93

	December 31, 2017
	Overnight and	Up to	31 - 90	Greater than
(Dollars in millions)	continuous	30 days	days	90 days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$8,244	$2,370	$1,046	$1,158	$12,818
U.S. agency securities	115	38	63	—	216
Other sovereign government obligations	—	—	4	—	4
Money market securities	1	—	6	—	7
Asset-backed securities	32	—	164	—	196
Mortgage-backed securities	8,322	4,972	5,859	250	19,403
Corporate bonds	580	620	1,125	—	2,325
Municipal securities	283	—	276	—	559
Equities	416	376	189	—	981
Total	$17,993	$8,376	$8,732	$1,408	$36,509
Securities loaned:
Corporate bonds	$—	$322	$—	$—	$322
Equities	446	10	101	—	557
Total	$446	$332	$101	$—	$879

Note 8—Securities Financing Arrangements (Continued)

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

The following tables present the offsetting of financial assets and liabilities as of December 31, 2018 and December 31, 2017.

	December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$871	$354	$517	$14	$—	$503
Securities borrowed or purchased under resale agreements	33,974	11,606	22,368	22,291	—	77
Total	$34,845	$11,960	$22,885	$22,305	$—	$580
Financial Liabilities:
Derivative liabilities	$804	$322	$482	$69	$—	$413
Securities loaned or sold under repurchase agreements	38,891	11,606	27,285	26,434	—	851
Total	$39,695	$11,928	$27,767	$26,503	$—	$1,264

	December 31, 2017
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,322	$607	$715	$25	$—	$690
Securities borrowed or purchased under resale agreements	31,845	10,951	20,894	20,816	—	78
Total	$33,167	$11,558	$21,609	$20,841	$—	$768
Financial Liabilities:
Derivative liabilities	$1,127	$620	$507	$142	$—	$365
Securities loaned or sold under repurchase agreements	37,388	10,951	26,437	25,639	—	798
Total	$38,515	$11,571	$26,944	$25,781	$—	$1,163

Note 9—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2018	December 31, 2017
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 2.39% and 1.26% at December 31, 2018 and December 31, 2017, respectively	$382	$347
Federal Home Loan Bank advances, with a weighted average interest rate of 2.52% and 1.42% at December 31, 2018 and December 31, 2017, respectively	7,800	5,750
Total debt issued by MUB	8,182	6,097
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 3.01% and 1.88% at December 31, 2018 and December 31, 2017, respectively	145	168
Short-term debt due to affiliates, with weighted average interest rates of (-0.07)% and (-0.09)% at December 31, 2018 and December 31, 2017, respectively	936	801
Total debt issued by other MUAH subsidiaries	1,081	969
Total commercial paper and other short-term borrowings	$9,263	$7,066
At December 31, 2018, Federal Home Loan Bank advances had a weighted average maturity of 168 days. The commercial paper outstanding had a weighted average remaining maturity of 97 days. The short-term debt due to MUFG Bank, Ltd. had a weighted average remaining maturity of 53 days and the short-term debt due to affiliates had a weighted average remaining maturity of 244 days.
Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD equivalent $1.4 billion). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an irrevocable extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At December 31, 2018, MUSA had JPY 103 billion ($936 million USD equivalent) drawn under this facility.

Note 10—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt:

(Dollars in millions)	December 31, 2018	December 31, 2017
Debt issued by MUAH
Senior debt:
Floating rate senior notes due February 2018. These notes, which bore interest at 0.57% above 3-month LIBOR, had a rate of 1.97% at December 31, 2017	$—	$250
Fixed rate 1.625% notes due February 2018	—	450
Fixed rate 2.25% notes due February 2020	—	998
Fixed rate 3.50% notes due June 2022	398	398
Fixed rate 3.00% notes due February 2025	397	496
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due March 2020. This note, which bore interest at 0.86% above 3-month LIBOR, had a rate of 2.45% at December 31, 2017	—	545
Floating rate debt due September 2020. This note, which bore interest at 0.85% above 3-month LIBOR, had a rate of 2.54% at December 31, 2017	—	3,500
Floating rate debt due December 2021. This note, which bears interest at 0.81% above 3-month LIBOR, had a rate of 3.58% at December 31, 2018	1,625	—
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 3.67% at December 31, 2018	3,250	—
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 3.76% at December 31, 2018	1,625	—
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at December 31, 2018 and at December 31, 2017	24	24
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due December 2023. This note, which bore interest at 1.38% above 3-month LIBOR, had a rate of 3.07% at December 31, 2017	—	300
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 4.49% at December 31, 2018 and 3.29% at December 31, 2017	36	36
Total debt issued by MUAH	7,355	6,997
Debt issued by MUB
Senior debt:
Fixed rate FHLB of San Francisco advances due between January 2019 and December 2023. These notes bear a combined weighted average rate of 2.66% at December 31, 2018 and 1.51% at December 31, 2017	9,100	1,500
Fixed rate 2.625% notes due September 2018	—	1,000
Fixed rate 2.25% notes due May 2019	498	497
Subordinated debt due to MUFG Bank, Ltd:
Floating rate subordinated debt due June 2023. This note, which bore interest at 1.20% above 3-month LIBOR, had a rate of 2.89% at December 31, 2017	—	750
Other	34	63
Total debt issued by MUB	9,632	3,810
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 2.80% at December 31, 2018 and 1.78% at December 31, 2017	250	291
Various fixed rate borrowings due between February 2019 and May 2024 with a weighted average interest rate of 1.82% (between 0.14% and 2.44%) at December 31, 2018 and 2.12% (between 1.37% and 2.65%) at December 31, 2017	244	339
Subordinated debt due to Affiliate:
Floating rate borrowings due March 2019. These notes, which bear interest above 6-month LIBOR had an interest rate of 4.13% at December 31, 2018 and 2.95% (between 2.88% and 3.04%) at December 31, 2017	75	185

Note 10—Long-Term Debt (Continued)

Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due between February 2019 and December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 4.09% (between 2.75% and 4.17%) at December 31, 2018 and 3.07% (between 1.49% and 5.58%) at December 31, 2017	53	79
Fixed rate non-recourse borrowings due between January 2019 and July 2023 which had an interest rate of 3.05% at December 31, 2018 and 3.27% at December 31, 2017	187	240
Other non-recourse debt:
Various floating rate non-recourse borrowings due between February 2019 and May 2019. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 4.21% (between 4.17% and 4.48%) at December 31, 2018 and 2.88% (between 2.50% and 3.54%) at December 31, 2017	89	185
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at December 31, 2018 and December 31, 2017	33	36
Total debt issued by other MUAH subsidiaries	931	1,355
Total long-term debt	$17,918	$12,162
Senior Debt
Certain of the debt issuances are repayable prior to maturity at the Company’s option at a redemption price equal to 100% of par plus accrued interest. MUAH senior debt was issued under a shelf registration statement with the SEC, which expired as of January 29, 2018. In the fourth quarter of 2018, the Company redeemed all of the $1.0 billion of the senior notes due 2020 and $100 million of the senior notes due 2025.
MUB senior debt is issued as part of MUB’s $12 billion bank note program under which MUB may issue, from time to time, senior unsecured debt obligations with maturities of more than one year from their respective dates of issue and subordinated debt obligations with maturities of five years or more from their respective dates of issue. At December 31, 2018 there is $5.9 billion available for issuance under the program. MUB does not have any firm commitments in place to sell notes under this program.
MUAH Senior Debt due to MUFG Bank, Ltd.

In December 2018, MUAH entered into a Master Internal Total Loss Absorbing Capacity Loan Agreement with MUFG Bank, Ltd., under which MUAH initially borrowed an aggregate of $6.5 billion to comply with the Federal Reserve’s TLAC rule (12 CFR Section 252.165). MUAH may prepay the notes, in whole or in part, two years prior to the stated maturities. The outstanding principal of the notes can be declared due and payable immediately, together with any accrued and unpaid interest, in the event of liquidation, insolvency or similar proceeding with respect to MUAH or all or substantially all of its property. Under certain circumstances, the Federal Reserve may issue a conversion order pursuant to the TLAC rule (12 CFR Section 252.163) that would result in the conversion of any then-outstanding note, in whole or in part, to MUAH equity issued to MUFG Bank, Ltd.

During the first quarter of 2017, MUAH borrowed $3.5 billion from MUFG Bank, Ltd. in the form of a senior loan. This loan and the $545 million loan outstanding at December 31, 2017 were repaid early in conjunction with the December 2018 TLAC borrowing.

Senior Debt due to MUFG Bank, Ltd. by other MUAH subsidiaries

MUAH’s subsidiaries also borrow on a long-term basis from MUFG Bank, Ltd. At December 31, 2018, $250 million of senior debt issued to MUFG Bank, Ltd. was floating rate and linked to customer deposits maintained at MUFG Bank, Ltd.’s New York Branch. An additional $244 million was fixed rate, amortizing funding tied to specific assets owned by MUAH’s subsidiaries.

FHLB Senior Debt
The Bank borrows periodically from the FHLB on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. As of December 31, 2018 and December 31, 2017, the Bank had $44.3 billion and $43.0 billion of pledged loans, respectively, as collateral for short-term and medium-term advances from the FHLB.

Note 10—Long-Term Debt (Continued)

Subordinated Debt due to MUFG Bank, Ltd.
The terms and conditions of the subordinated debt due to MUFG Bank, Ltd. were equivalent to those which would apply in a similar transaction with a non-related party. The subordinated debt due to MUFG Bank, Ltd. was a junior obligation to MUAH’s and to the Bank's existing and future outstanding senior indebtedness, and qualified as Tier 2 capital under the federal banking agency risk-based capital guidelines. This debt was repaid early during 2018.
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
Other Assets:    Other assets included mortgage servicing rights, loans held for sale and derivative contracts. The fair value of the Company's mortgage servicing rights asset is determined using a discounted cash flow model with significant unobservable inputs, primarily influenced by forecasted future servicing revenues and prepayment speed assumptions. The fair value of the Company's loans held for sale is based on secondary market offerings for loans with similar characteristics. Mortgage servicing rights and loans held for sale are classified as Level 3. See discussion below on derivatives.
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
Other Liabilities:    Other liabilities included the FDIC clawback liability and derivative contracts. The fair value of the Company's FDIC clawback liability is determined using a discounted cash flow model with significant unobservable inputs, which include probability of default and loss severity. The FDIC clawback liability is classified as Level 3. See discussion above on derivatives.
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
Loans Held for Sale:    Residential mortgage and commercial loans held for sale are recorded at the lower of cost or fair value. The fair value of fixed-rate residential loans is based on whole loan forward prices obtained from GSEs. These loans are classified as Level 2. The fair value of commercial loans held for sale may be based on secondary market offerings for loans with similar characteristics. These loan values are classified as Level 3.
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
            Consolidated LIHC VIE: The fair value of consolidated LIHC VIE investments is determined using a discounted cash flow analysis. Consolidated LIHC VIE investments are generally classified as Level 3.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017, by major category and by valuation hierarchy level.

	December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$2,998	$—	$—	$2,998
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	10	—	—	10
Commercial paper	—	51	—	—	51
Corporate bonds	—	1,367	—	—	1,367
Asset-backed securities	—	299	—	—	299
Mortgage-backed securities	—	5,785	—	—	5,785
Equities	127	—	—	—	127
Interest rate derivative contracts	9	522	—	(130)	401
Commodity derivative contracts	—	25	—	(24)	1
Foreign exchange derivative contracts	1	259	—	(170)	90
Equity derivative contracts	9	—	13	(11)	11
Total trading account assets	146	11,389	13	(335)	11,213
Securities available for sale(3):
U.S. Treasury	—	3,429	—	—	3,429
Residential mortgage-backed securities:
U.S. government and government-sponsored agencies	—	8,007	—	—	8,007
Privately issued	—	864	—	—	864
Privately issued - commercial mortgage-backed securities	—	1,162	—	—	1,162
Collateralized loan obligations	—	1,474	—	—	1,474
Other	—	4	—	—	4
Other debt securities:
Direct bank purchase bonds	—	—	1,190	—	1,190
Other	—	43	141	—	184
Total securities available for sale	—	14,983	1,331	—	16,314
Other assets:
Mortgage servicing rights(2)	—	—	159	—	159
Loans held for sale(2)	—	—	117	—	117
Interest rate hedging contracts(3)	—	6	—	(3)	3
Other derivative contracts(2)	—	26	1	(16)	11
Equity securities(2)	9	—	—	—	9
Total other assets	9	32	277	(19)	299
Total assets	$155	$26,404	$1,621	$(354)	$27,826
Percentage of total	—%	95%	6%	(1)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,753	$—	$—	$2,753
Commercial paper	—	10	—	—	10
Corporate bonds	—	717	—	—	717
Equities	70	—	—	—	70
Trading derivatives:
Interest rate derivative contracts	55	545	—	(262)	338
Commodity derivative contracts	—	18	—	(4)	14
Foreign exchange derivative contracts	—	168	—	(56)	112
Equity derivative contracts	—	—	13	—	13
Total trading account liabilities	125	4,211	13	(322)	4,027
Other liabilities:
FDIC clawback liability(2)	—	—	116	—	116
Other derivative contracts(2)	—	3	2	—	5
Total other liabilities	—	3	118	—	121
Total liabilities	$125	$4,214	$131	$(322)	$4,148
Percentage of total	3%	102%	3%	(8)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income

(3)	Fair value through other comprehensive income

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment (1)	Fair Value
Assets
Trading account assets(2):
U.S. Treasury securities	$—	$1,926	$—	$—	$1,926
U.S. government-sponsored agency securities	—	118	—	—	118
State and municipal securities	—	11	—	—	11
Commercial paper	—	7	—	—	7
Other sovereign government obligations	—	8	—	—	8
Corporate bonds	—	1,054	—	—	1,054
Asset-backed securities	—	199	—	—	199
Mortgage-backed securities	—	6,339	—	—	6,339
Equities	193	—	—	—	193
Interest rate derivative contracts	7	870	1	(353)	525
Commodity derivative contracts	—	50	—	(49)	1
Foreign exchange derivative contracts	—	249	1	(68)	182
Equity derivative contracts	2	—	137	(135)	4
Total trading account assets	202	10,831	139	(605)	10,567
Securities available for sale(3):
U.S. Treasury	—	3,252	—	—	3,252
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	9,208	—	—	9,208
Privately issued	—	694	—	—	694
Privately issued - commercial mortgage-backed securities	—	822	—	—	822
Collateralized loan obligations	—	1,905	—	—	1,905
Other	—	5	—	—	5
Other debt securities:
Direct bank purchase bonds	—	—	1,503	—	1,503
Other	—	68	96	—	164
Equity securities	10	—	—	—	10
Total securities available for sale	10	15,954	1,599	—	17,563
Other assets:
Mortgage servicing rights(2)	—	—	64	—	64
Interest rate hedging contracts(3)	—	2	—	—	2
Other derivative contracts(2)	—	2	1	(2)	1
Total other assets	—	4	65	(2)	67
Total assets	$212	$26,789	$1,803	$(607)	$28,197
Percentage of total	1%	95%	6%	(2)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%
Liabilities
Trading account liabilities(2):
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,709	$—	$—	$2,709
Other sovereign government obligations	—	7	—	—	7
Corporate bonds	—	348	—	—	348
Equities	35	—	—	—	35
Trading derivatives:
Interest rate derivative contracts	3	643	—	(382)	264
Commodity derivative contracts	—	33	—	(20)	13
Foreign exchange derivative contracts	1	144	1	(66)	80
Equity derivative contracts	7	—	137	—	144
Total trading account liabilities	46	3,884	138	(468)	3,600
Other liabilities:
FDIC clawback liability(2)	—	—	113	—	113
Interest rate hedging contracts(3)	—	149	—	(149)	—
Other derivative contracts(2)	—	3	6	(3)	6
Total other liabilities	—	152	119	(152)	119
Total liabilities	$46	$4,036	$257	$(620)	$3,719
Percentage of total	1%	109%	7%	(17)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

(2)	Fair value through net income

(3)	Fair value through other comprehensive income

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017. Level 3 securities available for sale at December 31, 2018 primarily consist of direct bank purchase bonds.

	For the Year Ended
	December 31, 2018
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$139	$1,600	$65	$(138)	$(119)
Total gains (losses) (realized/unrealized):
Included in income before taxes	(10)	—	(8)	9	1
Included in other comprehensive income	—	(9)	—	—	—
Purchases/additions	—	126	220	—	—
Settlements	(116)	(386)	—	116	—
Transfers in (out) of level 3	—	—	—	—	—
Asset (liability) balance, end of period	$13	$1,331	$277	$(13)	$(118)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(10)	$—	$(8)	$9	$1

	For the Year Ended
	December 31, 2017
(Dollars in millions)	Trading Assets	Securities Available for Sale	Other Assets	Trading Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$168	$1,638	$24	$(166)	$(121)
Total gains (losses) (realized/unrealized):
Included in income before taxes	73	—	(3)	(72)	2
Included in other comprehensive income	—	(3)	—	—	—
Purchases/additions	—	83	44	—	—
Settlements	(102)	(118)	—	100	—
Asset (liability) balance, end of period	$139	$1,600	$65	$(138)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$73	$—	$(3)	$(72)	$2
The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2018.

	December 31, 2018
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,190	Return on equity	Market-required return on capital	8.0 - 10.0%	9.5%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 60.0%	22.4%
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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2018 and 2017 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2018				For the Year Ended December 31, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans:
Impaired loans	$151	$—	$—	$151	$(106)
Other assets:
Loans held for sale	85	—	—	85	(29)
Private equity investments	11	—	—	11	(2)
Renewable energy investments	—	—	—	—	(2)
Software	—	—	—	—	(4)
Consolidated LIHC VIE	43	—	—	43	(8)
Total	$290	$—	$—	$290	$(151)

	December 31, 2017				For the Year Ended December 31, 2017
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans:
Impaired loans	$79	$—	$—	$79	$(34)
Other assets:
Loans held for sale	—	—	—	—	(3)
Renewable energy investments	—	—	—	—	2
Software	—	—	—	—	(22)
Consolidated LIHC VIE	66	—	—	66	(21)
Total	$145	$—	$—	$145	$(78)

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
Certain financial instruments that are not recognized at fair value on the consolidated balance sheet are carried at amounts that approximate fair value due to their short-term nature. These financial instruments include cash and due from banks, interest bearing deposits in banks, federal funds sold and purchased, securities borrowed or purchased under resale agreements, securities loaned or sold under repurchase agreements and commercial paper. In addition, the fair value of deposits with no stated maturity, such as noninterest bearing demand deposits, interest bearing checking, and market rate and other savings are deemed to equal their carrying amounts.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Financial instruments for which their carrying amounts do not approximate fair value include securities held to maturity, loans held for investment, interest bearing deposits with stated maturities, certain other short-term borrowings, long-term debt and off-balance sheet instruments.
Securities Held to Maturity:    The fair value of U.S. Treasury, U.S. government agency and government-sponsored agencies securities, including RMBS and CMBS classified as held to maturity are based on unadjusted third party pricing service prices.
Loans Held for Investment:    The fair values of mortgage loans were estimated based on quoted market prices for loans with similar credit and interest rate risk characteristics. The fair values of other loans were estimated based upon the type of loan and maturity and were determined by discounting the future expected cash flows using the current origination rates for similar loans made to borrowers with similar credit ratings and include adjustments for liquidity premiums.
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
Off-Balance Sheet Instruments:    Commitments to extend credit and issued standby and commercial letters of credit are instruments that generate ongoing fees, which are recognized over the term of the commitment period. The Company maintains an allowance for losses on unfunded credit commitments. At December 31, 2018, the carrying amount of these instruments was the amount of deferred fees and the fair value was estimated using a discounted cash flow calculation and reflected the portion of unused commitments expected to become funded. At December 31, 2017, the carrying value and fair value were the carrying amount of the deferred fees plus the related reserve.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level as of December 31, 2018 and 2017.

	December 31, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,350	$8,350	$8,350	$—	$—
Securities borrowed or purchased under resale agreements	22,368	22,368	—	22,368	—
Securities held to maturity	10,901	10,720	—	10,720	—
Loans held for investment (1)	84,805	84,729	—	—	84,729
Other assets	48	48	48	—	—
Liabilities
Time deposits	$11,739	$11,714	$—	$11,714	$—
Securities loaned or sold under repurchase agreements	27,285	27,285	—	27,285	—
Commercial paper and other short-term borrowings	9,263	9,263	—	9,263	—
Long-term debt	17,918	17,961	—	17,961	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$120	$242	$—	$—	$242

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2017
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$3,392	$3,392	$3,392	$—	$—
Securities borrowed or purchased under resale agreements	20,894	20,894	—	20,894	—
Securities held to maturity	9,885	9,799	—	9,799	—
Loans held for investment (1)	78,023	79,051	—	—	79,051
Liabilities
Deposits	$84,787	$84,743	$—	$84,743	$—
Securities loaned or sold under repurchase agreements	26,437	26,437	—	26,437	—
Commercial paper and other short-term borrowings	7,066	7,066	—	7,066	—
Long-term debt	12,162	12,162	—	12,162	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$174	$174	$—	$—	$174

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of December 31, 2018 and December 31, 2017. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2018			December 31, 2017
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Cash flow hedges
Interest rate contracts	$674	$6	$—	$6,998	$2	$149
Fair value hedges
Interest rate contracts	—	—	—	500	—	—
Not designated as hedging instruments:
Trading
Interest rate contracts	189,478	531	600	132,214	878	646
Commodity contracts	336	25	18	1,244	50	33
Foreign exchange contracts	8,475	260	168	7,053	250	146
Equity contracts	300	22	13	1,496	139	144
Other contracts	127	—	—	4	—	—
Total trading	198,716	838	799	142,011	1,317	969
Other risk management	1,704	27	5	1,345	3	9
Total derivative instruments	$201,094	$871	$804	$150,854	$1,322	$1,127

We recognized net losses of $4 million, $17 million, and $19 million on other risk management derivatives for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in other noninterest income.
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
Cash Flow Hedges
At December 31, 2018, the Company used interest rate floors with a notional amount of $500 million and interest rate swaps with a notional amount of $174 million to hedge the risk of changes in cash flows attributable to changes in the designated benchmark interest rate on LIBOR indexed loans and LIBOR indexed

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

short-term borrowings, respectively. At December 31, 2018, the weighted average remaining life of active cash flow hedges was 2.6 years.
For cash flow hedges, the effective portion of the gain or loss on the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. Gains and losses representing hedge ineffectiveness are recognized in noninterest expense in the period in which they arise. At December 31, 2018, the Company expects to reclassify approximately $89 million of losses from AOCI as a reduction to net interest income during the year ending December 31, 2019. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to December 31, 2018.
The following table presents the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the years ended December 31, 2018, 2017 and 2016:

	Gains (Losses) Recognized in OCI (Effective Portion)			Gains (Losses) Reclassified from AOCI into Income (Effective Portion)				Gains (Losses) Recognized in Income (Ineffective Portion)
	For the Years Ended December 31,				For the Years Ended December 31,				For the Years Ended December 31,
(Dollars in millions)	2018	2017	2016	Location	2018	2017	2016	Location	2018	2017	2016
				Interest income	$(34)	$69	$170
Interest rate contracts	$(96)	$(35)	$(26)	Interest expense	—	—	(3)	Noninterest expense	$(1)	$3	$—
Total	$(96)	$(35)	$(26)		$(34)	$69	$167		$(1)	$3	$—

Fair Value Hedges

The Company engaged in an interest rate hedging strategy in which one or more interest rate swaps were associated with a specified interest bearing liability, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated benchmark interest rate, LIBOR.
For fair value hedges, any ineffectiveness is recognized in noninterest expense in the period in which it arises. The change in the fair value of the hedged item and the hedging instrument, to the extent completely effective, offsets with no impact on earnings.
The following tables present gains (losses) on the Company's fair value hedges and hedged item for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
(Dollars in millions)	Derivative Instrument	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(2)	$2	$—
Total	$(2)	$2	$—

	For the Year Ended December 31, 2017
(Dollars in millions)	Derivative Instrument	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(4)	$3	$(1)
Total	$(4)	$3	$(1)

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

	For the Year Ended December 31, 2016
(Dollars in millions)	Derivative Instrument	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(2)	$2	$—
Total	$(2)	$2	$—
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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the years ended December 31, 2018, 2017 and 2016:

	Gains (Losses) Recognized in Income on Trading Derivatives
	For the Years Ended
(Dollars in millions)	December 31, 2018	December 31, 2017	December 31, 2016
Trading derivatives:
Interest rate contracts	$95	$(49)	$137
Equity contracts	36	12	40
Foreign exchange contracts	44	43	39
Commodity contracts	—	1	2
Total	$175	$7	$218
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

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(96)	$25	$(71)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	34	(9)	25
Net change	(62)	16	(46)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(210)	55	(155)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(8)	2	(6)
Amortization of net unrealized (gains) losses on held to maturity securities	28	(7)	21
Net change	(190)	50	(140)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit(1)	(41)	11	(30)
Recognized net actuarial (gain) loss(1)	96	(25)	71
Pension and other benefits arising during the year	(231)	60	(171)
Net change	(176)	46	(130)
Other	(1)	—	(1)
Net change in AOCI	$(432)	$113	$(319)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(35)	$13	$(22)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(69)	25	(44)
Net change	(104)	38	(66)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	24	(9)	15
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(17)	7	(10)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	19	(7)	12
Net change	25	(9)	16
Foreign currency translation adjustment	11	(4)	7
Pension and other benefits:
Amortization of prior service credit (1)	(48)	19	(29)
Recognized net actuarial (gain) loss(1)	91	(36)	55
Pension and other benefits arising during the year	116	(47)	69
Net change	159	(64)	95
Net change in AOCI	$91	$(39)	$52

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2016
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(26)	$10	$(16)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(167)	68	(99)
Net change	(193)	78	(115)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(40)	15	(25)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(69)	27	(42)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(8)	12
Net change	(90)	34	(56)
Foreign currency translation adjustment	3	(1)	2
Pension and other benefits:
Amortization of prior service credit(1)	(30)	12	(18)
Recognized net actuarial (gain) loss(1)	89	(35)	54
Pension and other benefits arising during the year	(20)	8	(12)
Recognized curtailment gain	(2)	1	(1)
Net change	37	(14)	23
Net change in AOCI	$(243)	$97	$(146)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.
The following table presents the change in accumulated other comprehensive loss balances.

(Dollars in millions)	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Benefits Adjustment	Other	Accumulated Other Comprehensive Loss
Balance, December 31, 2015	$38	$(152)	$(24)	$(612)	$—	$(750)
Other comprehensive income before reclassifications	(16)	(14)	2	(12)	—	(40)
Amounts reclassified from AOCI	(99)	(42)	—	35	—	(106)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$—	$(896)
Other comprehensive income before reclassifications	(22)	15	7	69	—	69
Amounts reclassified from AOCI	(44)	1	—	26	—	(17)
Subtotal before TCJA reclass	(143)	(192)	(15)	(494)	—	(844)
TCJA reclass	(31)	(41)	(4)	(106)	—	(182)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income before reclassifications	(71)	(155)	(2)	(171)	(1)	(400)
Amounts reclassified from AOCI	25	15	—	41	—	81
Transfer to additional paid-in capital	—	—	21	—	—	21
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)

Note 14—Management Stock Plans
The Company adopted the MUAH Plan on June 8, 2015. Under the MUAH Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Human Capital Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the MUAH Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the MUAH Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions. The Company also issues a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. The weighted-average service period for grants issued under the MUAH Plan with outstanding restricted stock units as of December 31, 2018 was 3.0 years.

Participants in the MUAH Plan are entitled to “dividend equivalent credits” on their unvested restricted stock units when MUFG pays dividends to its shareholders. The credit is equal to the dividends that the participants would have received on the shares had the shares been issued to the participants when the restricted stock units were granted. "Dividend equivalent credits" arising from grants under the MUAH Plan are paid to participants in shares on an annual basis.

The following table is a rollforward of the restricted stock units under the MUAH Plan for the year ended December 31, 2018:

	Restricted Stock Units
	2018
	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding, beginning of year	27,838,414	$5.86
Activity during the year:
Granted	14,667,730	5.89
Vested	(13,198,540)	5.88
Forfeited	(864,534)	5.97
Units outstanding, end of year	28,443,070	5.86

The weighted-average grant date fair value of restricted stock units granted during 2017 and 2016 was 6.53 and 4.63, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2018, 2017, and 2016 was $78 million, $75 million, and $49 million, respectively.

The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Compensation costs	$77	$66	$67
Tax benefit	20	26	26
Unrecognized compensation costs	110	111	96

At December 31, 2018, approximately $110 million (pretax) of compensation expense related to unvested grants had not yet been charged to net income. Unrecognized compensation costs as of December 31, 2018 are expected to be amortized into compensation expense over a weighted-average period of 1.4 years.

Note 15—Employee Pension and Other Postretirement Benefits
Retirement Plan
The Company maintains the MUFG Union Bank, N.A. Retirement Plan (the Pension Plan), which is a noncontributory qualified defined benefit pension plan covering substantially all of the domestic employees of the Company. The Pension Plan provides retirement benefits based on a cash balance formula, with annual pay credits based on a participant's eligible pay multiplied by a percentage determined by their age and years of service, with annual interest credits based on 30-year Treasury bond yields. Employees become eligible for the Pension Plan after 1 year of service, and participants become vested upon completing 3 years of vesting service. Prior to 2017, certain participants earned retirement benefits based on years of credited service and the final average earnings amount, as defined in the Pension Plan; such benefits became fixed as of the effective date of certain Plan amendments implementing the cash balance formula.
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
The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2018 and 2017.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets, beginning of year	$3,854	$3,254	$288	$260
Actual return on plan assets	(196)	608	(18)	44
Employer contributions	—	115	—	1
Plan participants' contributions	—	—	4	4
Benefits paid	(129)	(123)	(19)	(21)
Fair value of plan assets, end of year	$3,529	$3,854	$255	$288
The investment objective for the Company's Pension Plan and Other Benefits Plan, collectively the Plans, is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The Pension Plan asset allocation strategy favors equities, with a target allocation of 53% in equity securities, 35% in debt securities, and 12% in real estate investments as of December 31, 2018. The previous targets, until the 4th quarter of 2018, were 63%, 25%, and 12%, respectively. Similarly, the Other Benefits Plan asset allocation strategy favors equities with a target allocation of 70% in equity securities and 30% in debt securities. Additionally, the Other

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

Benefits Plan holds an investment in an insurance contract with Talcott Resolution Life Insurance Company, the cash value of which is invested in alignment with the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio will be re-balanced as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indexes and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.
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

	December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$—	$25	$—	$25
U.S. government securities	—	382	—	382
Fixed and variable income securities	—	824	—	824
Equity securities	185	6	—	191
Mutual funds	620	—	—	620
Municipal bonds	—	37	—	37
Other	—	20	—	20
Total investments in the fair value hierarchy	$805	$1,294	$—	$2,099
Investments measured at net asset value (1)				1,420
Investments at fair value				3,519
Accrued dividends and interest receivable				12
Net pending trades				(2)
Total plan assets				$3,529

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

	December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$1	$—	$1
U.S. government securities	—	37	—	37
Fixed and variable income securities	—	32	—	32
Equity securities	—	—	—	—
Mutual funds	54	—	—	54
Total investments in the fair value hierarchy	$54	$70	$—	$124
Investments measured at net asset value (1)				134
Investments at fair value				258
Net pending trades				(3)
Total plan assets				$255

(1)
In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2017
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$3	$—	$3
U.S. government securities	—	44	—	44
Fixed and variable income securities	—	29	—	29
Equity securities	—	1	—	1
Mutual funds	66	—	—	66
Total investments in the fair value hierarchy	$66	$77	$—	$143
Investments measured at net asset value (1)				157
Investments at fair value				300
Net pending trades				(12)
Total plan assets				$288

(1)
In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

The following tables as of December 31, 2018 and 2017 present the Company's Pension Plan and Other Benefits Plan investments in which fair value is measured using net asset value per share (or its equivalent) as a practical expedient.

	December 31, 2018
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Domestic equity funds	$789	$—	Daily	None	None
Real estate funds	415	—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	7	3	None	Hold until dissolution date	None
International equity funds	159	—	Monthly	None	15 days
Money market funds	50	—	Immediate	None	None
Total	$1,420	$3

	December 31, 2017
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Domestic equity funds	$1,101	$—	Daily	None	None
Real estate funds	343	—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	13	5	None	Hold until dissolution; approximately four to six years from original final closing date	None
International equity funds	228	—	Monthly	None	15 days
Money market funds	19	—	Immediate	None	None
Total	$1,704	$5

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2018
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Domestic equity funds	$87	$—	Daily	None	None
Pooled separate account - variable life insurance policies	46	—	Quarterly	Proof of death for death claim redemptions	7 business days
Money market funds	1	—	Immediate	None	None
Total	$134	$—

	December 31, 2017
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Domestic equity funds	$100	$—	Daily	None	None
Pooled separate account - variable life insurance policies	52	—	Quarterly	Proof of death for death claim redemptions	7 business days
Money market funds	5	—	Immediate	None	None
Total	$157	$—
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

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

Real Estate Funds
Real estate funds invest in real estate property with a focus on apartment, office, industrial and retail properties. These investments were measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
International Equity Funds
International equity funds invest in equity securities of foreign companies in developed and emerging markets across diverse industries and may seek to track the performance of the MSCI EAFE® or MSCI All-Country World ex-US indices. These investments were measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
Domestic Equity Funds
Domestic equity funds invest in equity securities that seek to track the performance of market indexes including the S&P 500 index. These funds are valued using NAV at the end of the period. Mutual funds are classified as Level 1 based on unadjusted prices for identical instruments in active markets. Collective investment funds are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
Pooled Separate Account
The pooled separate account refers to private placement, variable life insurance policies with Talcott Resolution Life Insurance Company, a successor to Hartford Life Insurance Company. The cash value of the life insurance is invested in four managed divisions that seek to track the S&P 500, Russell 2000, MSCI EAFE® and Bloomberg Barclays U.S. Aggregate Bond indexes. Each division is valued using quoted market prices of its underlying investments to derive the division's NAV at the end of the period. This investment was measured at NAV per share and is included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2018 and 2017. In addition, the table sets forth the over (under) funded status at December 31, 2018 and 2017. This pension benefits table does not include the obligations for Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2018	2017	2018	2017
Accumulated benefit obligation	$3,038	$3,101
Change in benefit obligation
Benefit obligation, beginning of year	$3,242	$2,942	$265	$261
Service cost	80	71	4	6
Interest cost	100	100	8	8
Plan participants' contributions	—	—	4	4
Actuarial loss/(gain)	(246)	252	(21)	6
Effect of plan amendments	—	—	—	—
Medicare Part D subsidy	—	—	1	1
Benefits paid	(129)	(123)	(19)	(21)
Benefit obligation, end of year	3,047	3,242	242	265
Fair value of plan assets, end of year	3,529	3,854	255	288
Over (Under) funded status	$482	$612	$13	$23
The Pension Plan obligation experienced a net gain of $246 million and a net loss of $252 million during 2018 and 2017, respectively, primarily due to changes in the discount rate.  The discount rate decreased from 3.98% at December 31, 2016 to 3.48% at December 31, 2017 and increased to 4.12% at December 31, 2018.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The Other Benefits Plan obligation experienced a net gain of $21 million and a net loss of $6 million during 2018 and 2017, respectively, primarily due to changes in the discount rate.  The discount rate decreased from 3.81% at December 31, 2016 to 3.37% at December 31, 2017 and increased to 4.01% at December 31, 2018.
The following table illustrates the changes that were reflected in AOCI during 2018, 2017 and 2016. Pension benefits do not include the ESBPs.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Prior Service Credit	Net Actuarial (Gain) Loss	Prior Service Credit
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2015	$1,027	$(121)	$82	$(15)
Arising during the year	133	(76)	6	(47)
Recognized in net income during the year	(75)	18	(10)	12
Balance, December 31, 2016	$1,085	$(179)	$78	$(50)
Arising during the year	(101)	—	(19)	—
Recognized in net income during the year	(79)	27	(8)	21
Balance, December 31, 2017	$905	$(152)	$51	$(29)
Arising during the year	218	—	18	—
Recognized in net income during the year	(87)	26	(5)	15
Balance, December 31, 2018	$1,036	$(126)	$64	$(14)
At December 31, 2018 and 2017, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2018
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,036	$273	$763	$64	$18	$46
Prior service credit	(126)	(33)	(93)	(14)	(4)	(10)
Pension and other postretirement benefits	910	240	670	50	14	36
Executive Supplemental Benefits Plans
Net actuarial loss	32	8	24	—	—	—
Prior service credit	—	—	—	—	—	—
Executive supplemental benefits plans adjustment	32	8	24	—	—	—
Pension and other postretirement benefits, as adjusted	$942	$248	$694	$50	$14	$36

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2017
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$905	$238	$667	$51	$14	$37
Prior service credit	(152)	(40)	(112)	(29)	(8)	(21)
Pension and other postretirement benefits	753	198	555	22	6	16
Executive Supplemental Benefits Plans
Net actuarial loss	40	11	29	—	—	—
Prior service credit	—	—	—	—	—	—
Executive supplemental benefits plans adjustment	40	11	29	—	—	—
Pension and other postretirement benefits, as adjusted	$793	$209	$584	$22	$6	$16
Pension Benefits
Our pre-tax net actuarial losses increased $157 million in 2018 from 2017. At December 31, 2018, the net actuarial loss totaled $910 million, which is net of $126 million in prior service credits. In addition, $214 million, representing the deficiency of the fair value of plan assets over the market-related value of plan assets, is recognized separately through the asset smoothing method over four years. $447 million of loss is subject to amortization over approximately eight years, and the prior service credits are being amortized until 2022 and 2025. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2019 net periodic pension cost will be $62 million of amortization related to net actuarial losses. We estimate that our total 2019 net periodic pension cost will be a credit of approximately $27 million, assuming no contributions in 2019. The 2019 estimate for net periodic pension cost was actuarially determined using the individual spot rates of 4.19% for service cost and 3.9% for interest cost, an expected return on plan assets of 7.0% and an expected compensation increase assumption of 5.1%.
A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2019 periodic pension cost by $25 million and $18 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2019 periodic pension cost by $1 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2019 periodic pension cost by $27 million and $18 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2019 periodic pension cost by $1 million.
Estimated Future Benefit Payments and Subsidies
The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits
Years ending December 31,
2019	$140	$17
2020	147	17
2021	153	18
2022	160	18
2023	166	18
Years 2024 - 2028	914	82
The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
	2018	2017	2018	2017
Discount rate in determining net periodic benefit cost
For service cost	3.26%	3.79%	3.49%	3.97%
For interest cost	3.16	3.42	3.02	3.19
Discount rate in determining benefit obligations at year end	4.12	3.48	4.01	3.37
Rate of increase in future compensation levels for determining net periodic benefit cost	4.70	4.70	n/a	n/a
Rate of increase in future compensation levels for determining benefit obligations at year end	5.10	4.70	n/a	n/a
Expected return on plan assets	7.50	7.50	7.50	7.50
Cash balance crediting rate for determining net periodic benefit cost	2.74	3.06	n/a	n/a
Cash balance crediting rate for determining benefit obligations at year end	3.02	2.74	n/a	n/a

	Pension Benefits			Other Postretirement Benefits			ESBPs
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$80	$71	$91	$4	$6	$8	$—	$—	$2
Interest cost	100	100	103	8	8	9	3	3	2
Expected return on plan assets	(268)	(254)	(235)	(21)	(19)	(19)	—	—	—
Amortization of prior service credit	(26)	(27)	(18)	(15)	(21)	(12)	—	—	—
Recognized net actuarial loss	87	79	75	5	8	10	3	4	3
Curtailment gain	—	—	—	—	—	—	—	—	(2)
Total net periodic benefit cost	$(27)	$(31)	$16	$(19)	$(18)	$(4)	$6	$7	$5

The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2018	2017	2016
Healthcare cost trend rate assumed for next year	4.44%	4.44%	4.64%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	3.94%	3.94%	3.96%
Year the rate reaches the ultimate trend rate	2027	2026	2026

Executive Supplemental Benefit Plans
The Company has several frozen ESBPs, which provide covered participants with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $89 million and $98 million at December 31, 2018 and 2017, respectively.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

Section 401(k) Savings Plans
The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 75% of their eligible compensation on a pre-tax or Roth basis, or up to 10% of their eligible compensation on an after-tax basis, through payroll deductions, to a combined maximum of 75% of eligible compensation, subject to statutory limits. The Company makes a matching contribution equal to 100% of every pre-tax or Roth dollar an employee contributes on the first 3% of the employee's eligible compensation and 50% of every pre-tax or Roth dollar an employee contributes on the next 2% of the employee's eligible compensation, for a maximum matching opportunity of 4%. Company matching contributions are credited to eligible participants' accounts annually following year-end. Matching contributions are fully vested when credited. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $59 million, $55 million and $48 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 16—Other Noninterest Income and Noninterest Expense
The detail of other noninterest income is as follows.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Gain (loss) on sales	$16	$26	$79
Fund administration fees	100	46	22
Other fee income	100	69	59
Losses on renewable energy investments	(235)	(58)	(37)
Other	134	157	136
Total other noninterest income	$115	$240	$259
The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Fees to affiliates	$115	$105	$100
Expenses of the LIHC consolidated VIEs	24	43	68
Net periodic pension cost, excluding service cost	(124)	(119)	(84)
Other	394	360	311
Total other noninterest expense	$409	$389	$395

Note 17—Income Taxes
The following table is an analysis of the effective tax rate:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Federal income tax rate	21%	35%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	7	5	6
Tax-exempt interest income	(1)	(1)	(1)
Losses from LIHC investments	(2)	(3)	(3)
Amortization of LIHC investments	12	14	10
Tax credits	(25)	(21)	(18)
Effects of US tax law change	(2)	(8)	—
State Tax Refunds	(5)	—	—
Other	—	1	2
Effective tax rate	5%	22%	31%
On December 22, 2017, the Tax Cuts & Jobs Act was signed into law reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax liabilities at December 31, 2017, resulting in a one-time tax benefit of $101 million.
The components of income tax expense were as follows:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Current income tax expense:
Federal	$195	$257	$228
State	89	21	105
Foreign	10	(4)	7
Total current expense	294	274	340
Deferred income tax expense (benefit):
Federal	(173)	(49)	58
State	(64)	52	24
Foreign	(5)	22	(3)
Total deferred expense	(242)	25	79
Total income tax expense	$52	$299	$419

Note 17—Income Taxes (Continued)

The components of the Company's net deferred tax balances as of December 31, 2018 and 2017 were as follows:

	December 31,
(Dollars in millions)	2018	2017
Deferred tax assets:
Tax credits and net operating loss carryforwards	$448	$310
Allowance for credit losses	251	254
Accrued expense, net	159	178
Unrealized losses on pension and postretirement benefits	260	214
Unrealized net losses on securities available for sale	132	82
Fair value adjustments for valuation of FDIC covered assets	53	61
Unrealized gains/losses on cash flow hedges	78	62
Other	—	—
Total deferred tax assets	1,381	1,161
Deferred tax liabilities:
Leasing and renewable energy	619	769
Intangible assets	59	55
Pension liabilities	365	358
Other	10	7
Total deferred tax liabilities	1,053	1,189
Net deferred tax asset (liability)	$328	$(28)
At December 31, 2018, the U.S. federal tax credit carryforwards were $378 million (net of uncertain tax liability of $25 million), the federal net operating loss carryforward was $16 million, AMT tax credit carryforward was $17 million, state tax credits net of federal benefit was $33 million and state net operating loss carryforwards net of federal benefit was $4 million. If not utilized, the federal net operating loss carryforward, state net operating loss and federal tax credits begin to expire in 2032, 2034 and 2035, respectively. The state tax credits can be carried forward indefinitely. Additionally, as a result of Tax Cuts and Jobs Act, the AMT credit carryforward can generally be used to offset regular income tax liability in fiscal years 2019 through 2021. Any remaining amount is generally fully refundable by fiscal year 2022. The Company’s AMT Credit carryforward is also subject to rules under separate return limitation years.
Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. Management has determined that no valuation allowance is required.
The following table reflects the changes in gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Balance, beginning of year	$56	$11	$8
Gross increases as a result of tax positions taken during prior periods	72	45	—
Gross decreases as a result of tax positions taken during prior periods	—	—	—
Gross increases as a result of tax positions taken during current period	—	2	3
Gross decrease as a result of closed audit years or settlements	(1)	(2)	—
Balance, end of year	$127	$56	$11
The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $98 million, $33 million and $9 million at December 31, 2018, 2017 and 2016, respectively.
The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2018, we accrued $2 million in interest and $3 million in penalties. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company's balance of total unrecognized tax benefits by $23 million with 2017 and 2018 filings.

Note 17—Income Taxes (Continued)

The Company is subject to U.S. federal income tax as well as various state and foreign income taxes. With limited exception, the Company is not open to examination for periods before 2015 by U.S. federal taxing authorities and 2014 by state taxing authorities.

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
Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2018, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10% for the Total risk-based capital ratio and 8.0% for the Tier 1 risk-based capital ratio. Furthermore, management believes, as of December 31, 2018 and 2017, that the Company and the Bank met all capital adequacy requirements to which they are subject.
The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company:
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$14,256	13.96%	≥	$6,508	6.375%
Tier 1 capital (to risk-weighted assets)	14,256	13.96	≥	8,039	7.875
Total capital (to risk-weighted assets)	14,904	14.60	≥	10,081	9.875
Tier 1 leverage(2)	14,256	8.77	≥	6,502	4.000
As of December 31, 2017:
Common equity tier 1 capital (to risk-weighted assets)	$15,708	16.31%	≥	$5,539	5.750%
Tier 1 capital (to risk-weighted assets)	15,708	16.31	≥	6,984	7.250
Total capital (to risk-weighted assets)	17,106	17.76	≥	8,910	9.250
Tier 1 leverage(2)	15,708	10.06	≥	6,245	4.000

(1)	Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

Note 18—Regulatory Capital Requirements (Continued)

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2018 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$13,316	14.45%	≥	$5,876	6.375%	≥	$5,991	6.5%
Tier 1 capital (to risk-weighted assets)	13,316	14.45	≥	7,258	7.875	≥	7,374	8.0
Total capital (to risk-weighted assets)	13,905	15.09	≥	9,102	9.875	≥	9,217	10.0
Tier 1 leverage(2)	13,316	10.61	≥	5,018	4.000	≥	6,273	5.0
As of December 31, 2017 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$14,028	16.17%	≥	$4,987	5.750%	≥	$5,637	6.5%
Tier 1 capital (to risk-weighted assets)	14,028	16.17	≥	6,288	7.250	≥	6,938	8.0
Total capital (to risk-weighted assets)	15,335	17.68	≥	8,023	9.250	≥	8,673	10.0
Tier 1 leverage(2)	14,028	11.78	≥	4,762	4.000	≥	5,953	5.0

(1)	Beginning January 1, 2018, the minimum capital requirement includes a capital conservation buffer of 1.875%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends
Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $348 million and $475 million at December 31, 2018 and 2017, respectively.
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
The Federal Reserve Act restricts the amount of credit transactions and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10% of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20% of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 18 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2018, $80 million of notes payable remained outstanding from Bankers Commercial Corporation.
The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.
At December 31, 2018, MUSA had $17 million of cash segregated in a special reserve account for the exclusive benefit of customers pursuant to Customer Protection Rule 15c3-3 of the Securities and Exchange Act of 1934.

Note 20—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	December 31, 2018
Commitments to extend credit	$33,487
Issued standby and commercial letters of credit	4,852
Commitments to enter into forward-starting resale agreements	877
Other commitments	493
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of 1 year or less. At December 31, 2018, the carrying amount of the Company's standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2018, the current exposure to loss under these contracts totaled $9 million, and the maximum potential exposure to loss in the future was estimated at $35 million.
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

Note 21—Related Party Transactions
MUAH is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. and MUFG Securities Americas Inc. It is owned by MUFG Bank, Ltd. and MUFG. MUFG Bank, Ltd. is a wholly-owned subsidiary of MUFG.

On July 1, 2016, MUFG designated MUAH as its IHC in accordance with the requirements of the U.S. Federal Reserve Board’s final rules for Enhanced Prudential Standards and transferred interests in substantially all its U.S. subsidiaries to the IHC. On July 1, 2017, MUFG transferred interests in its remaining U.S. subsidiaries to MUAH. The transferred subsidiaries had assets of $1.0 billion, including goodwill and intangibles of $196 million, and liabilities of $601 million, all of which were transferred at carrying value. In consideration for the transferred assets and liabilities, MUAH issued 3,267,433 shares to MUFG Bank, Ltd. and MUFG.
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
In addition to the above, the Company conducts transactions with affiliates which include MUFG Bank, Ltd., MUFG and other entities which are directly or indirectly owned by MUFG. The transactions include capital market transactions, facilitating securities transactions, secured financing transactions, advisory services, clearing and operational support. Under service level agreements the Company provides services to and receives services from various affiliates. The Company also has referral agreements with its affiliates and pays referral fees from investment banking revenue earned.
Related party transactions reflect market-based pricing. These transactions are subject to federal and state statutory and regulatory restrictions and limitations.
The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

As of December 31, 2018 and December 31, 2017, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	December 31, 2018	December 31, 2017
Assets:
Cash and cash equivalents	$80	$119
Securities borrowed or purchased under resale agreements	1,913	3,530
Other assets	146	223
Liabilities:
Deposits	$451	$362
Securities loaned or sold under repurchase agreements	148	102
Commercial paper and other short-term borrowings	1,081	969
Long-term debt	7,333	6,251
Other liabilities	69	61

Note 21—Related Party Transactions (Continued)

Revenues and expenses with affiliates for the years ended 2018, 2017, and 2016 were as follows:

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Interest Income
Securities borrowed or purchased under resale agreements	$66	$41	$26
Other	2	1	—
Interest Expense
Deposits	3	5	—
Commercial paper and other short-term borrowings	2	15	24
Long-term debt	171	114	69
Securities loaned or sold under repurchase agreements	18	6	2
Noninterest Income
Fees from affiliates	1,213	866	957
Other, net	1	13	(28)
Noninterest Expense
Other	115	112	95

During 2018, the Company sold loans to affiliates for gross proceeds of $542 million, resulting in gains on sale of $2.1 million. During 2018, the Company purchased loans from affiliates for $314 million.
For additional information regarding the debt due to affiliates, see Note 9 and Note 10 to our Consolidated Financial Statements included in this Form 10-K.
At December 31, 2018, the Company had $1.4 billion in uncommitted, unsecured borrowing facilities with affiliates.
At December 31, 2018 and December 31, 2017, the Company had derivative contracts with affiliates totaling $4 billion and $3 billion, respectively, in notional balances, with $96 million and $2.4 million in net unrealized gains at December 31, 2018 and December 31, 2017, respectively.
An affiliate extends guarantees on liabilities arising out of or in connection with agreements with certain counterparties. There was no amount guaranteed at December 31, 2018 and December 31, 2017.

Note 22—Business Segments
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

Note 22—Business Segments (Continued)

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
    Consumer Banking serves consumers and small businesses through 343 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and other deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

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

Wealth Markets serves corporate, institutional, non-profit and individual clients. Capabilities include Wealth Planning / Trust & Estate Services; Investment Management through HighMark Capital Management, Inc., an SEC-registered investment advisory firm wholly-owned by the bank; Brokerage Services through UnionBanc Investment Services, LLC, an SEC-registered broker-dealer/investment advisory firm wholly-owned by the bank; and Private Wealth Management.

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

Note 22—Business Segments (Continued)

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
Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with MUFG Bank, Ltd. U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction when we became a privately held company in 2008; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.
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

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2018:

(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,195	$415	$264	$200	$233	$3,307
Noninterest income	451	373	59	300	994	2,177
Total revenue	2,646	788	323	500	1,227	5,484
Noninterest expense	2,058	418	255	443	1,103	4,277
(Reversal of) provision for credit losses	65	42	(3)	—	2	106
Income (loss) before income taxes and including noncontrolling interests	523	328	71	57	122	1,101
Income tax expense (benefit) (1)	105	122	19	17	(211)	52
Net income (loss) including noncontrolling interest	418	206	52	40	333	1,049
Deduct: net loss from noncontrolling interests	—	—	—	—	24	24
Net income (loss) attributable to MUAH	$418	$206	$52	$40	$357	$1,073

Total assets, end of period	$73,554	$20,933	$941	$33,844	$38,828	$168,100

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Twelve Months Ended December 31, 2017:

(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,051	$417	$247	$234	$255	$3,204
Noninterest income	442	370	64	351	783	2,010
Total revenue	2,493	787	311	585	1,038	5,214
Noninterest expense	1,961	403	229	445	946	3,984
(Reversal of) provision for credit losses	22	(104)	1	—	(22)	(103)
Income (loss) before income taxes and including noncontrolling interests	510	488	81	140	114	1,333
Income tax expense (benefit) (1)	178	(197)	33	59	226	299
Net income (loss) including noncontrolling interest	332	685	48	81	(112)	1,034
Deduct: net loss from noncontrolling interests	—	—	—	—	43	43
Net income (loss) attributable to MUAH	$332	$685	$48	$81	$(69)	$1,077

Total assets, end of period	$67,804	$20,461	$1,063	$32,062	$33,160	$154,550

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2016:

(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$1,952	$541	$202	$164	$194	$3,053
Noninterest income	449	368	72	302	1,034	2,225
Total revenue	2,401	909	274	466	1,228	5,278
Noninterest expense	1,843	404	190	362	983	3,782
(Reversal of) provision for credit losses	30	98	—	—	27	155
Income (loss) before income taxes and including noncontrolling interests	528	407	84	104	218	1,341
Income tax expense (benefit) (1)	152	91	39	41	96	419
Net income (loss) including noncontrolling interest	376	316	45	63	122	922
Deduct: net loss from noncontrolling interests	—	—	—	—	68	68
Net income (loss) attributable to MUAH	$376	$316	$45	$63	$190	$990

Total assets, end of period	$63,169	$23,805	$1,205	$29,252	$30,713	$148,144

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company)
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2018	2017
Assets
Cash and cash equivalents	$739	$1,341
Investments in and advances to subsidiaries
Bank subsidiary	18,493	19,598
Nonbank subsidiaries	4,618	4,314
Other assets	76	69
Total assets	$23,926	$25,322
Liabilities and Stockholders' Equity
Long-term debt	$7,355	$6,997
Other liabilities	63	70
Total liabilities	7,418	7,067
Stockholders' equity	16,508	18,255
Total liabilities and stockholders' equity	$23,926	$25,322

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Income:
Dividends from subsidiaries:
Bank subsidiary	$1,700	$320	$—
Nonbank subsidiaries	95	51	—
Interest income on advances to subsidiaries and deposits in bank	137	79	22
Rental Income	15	15	16
Total income	1,947	465	38
Expense:
Interest expense	194	144	75
Other expense	17	14	19
Total expense	211	158	94
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	1,736	307	(56)
Income tax benefit	(13)	(20)	(22)
Income (loss) before equity in undistributed net income of subsidiaries	1,749	327	(34)
Equity in undistributed net income of subsidiaries less dividends received:
Bank subsidiary	(697)	366	900
Nonbank subsidiaries	21	384	124
Net Income	$1,073	$1,077	$990

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$1,073	$1,077	$990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries less dividends received	676	(750)	(1,024)
Other, net	(9)	2	—
Net cash provided by (used in) operating activities	1,740	329	(34)
Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(2,612)	(5,050)	(1,197)
Repayment of investments in and advances to subsidiaries	2,411	1,495	1,820
Net cash used in investing activities	(201)	(3,555)	623
Cash Flows from Financing Activities:
Proceeds from advances from subsidiaries	—	200	—
Repayment of advances from subsidiaries	—	(200)	—
Proceeds from issuance of long-term debt	6,500	3,525	545
Repayment of long-term debt	(6,145)	—	—
Dividends paid	—	(500)	—
Share repurchase	(2,496)	—	—
Other, net	—	—	1
Net cash provided by (used in) financing activities	(2,141)	3,025	546
Net increase (decrease) in cash and cash equivalents	(602)	(201)	1,135
Cash and cash equivalents at beginning of year	1,341	1,542	407
Cash and cash equivalents at end of year	$739	$1,341	$1,542

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
We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2018.
The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MUFG Americas Holdings Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 27, 2019
We have served as the Company's auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MUFG Americas Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.
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
February 27, 2019

MUFG Americas Holdings Corporation and Subsidiaries
Supplementary Information

Quarterly Financial Data (Unaudited)
Condensed Consolidated Statements of Income:

	2018 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$1,388	$1,317	$1,254	$1,166
Interest expense	563	485	429	341
Net interest income	825	832	825	825
(Reversal of) provision for credit losses	63	64	(19)	(2)
Noninterest income	573	626	596	382
Noninterest expense	1,051	1,059	1,083	1,084
Income before income taxes and including noncontrolling interests	284	335	357	125
Income tax expense	31	35	28	(42)
Net income including noncontrolling interests	253	300	329	167
Deduct: Net loss from noncontrolling interests	4	6	15	(1)
Net income	$257	$306	$344	$166

	2017 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$1,086	$1,083	$1,026	$984
Interest expense	287	267	232	189
Net interest income	799	816	794	795
(Reversal of) provision for credit losses	(69)	18	(22)	(30)
Noninterest income	518	515	489	488
Noninterest expense	1,039	982	957	1,006
Income before income taxes and including noncontrolling interests	347	331	348	307
Income tax expense	44	109	63	83
Net income including noncontrolling interests	303	222	285	224
Deduct: Net loss from noncontrolling interests	18	10	10	5
Net income	$321	$232	$295	$229

Exhibit Index

Exhibit No.	Description
2.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, The Bank of Tokyo-Mitsubishi UFJ Ltd. and Mitsubishi UFJ Financial Group Inc. dated June 30, 2016 (1)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
4.1	Trust Indenture between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(4)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
4.3	Officer's Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012 (5)
4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3)
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

10.1	Master Services Agreement by and between MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(7)
10.2	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
24.1	Power of Attorney (8)
24.2	Resolution of Board of Directors (8)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a )/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements (7)

(1)	Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2016.

(2)	Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 11, 2018.

(3)	Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 1, 2014.

(4)	Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 8, 2003.

(5)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 18, 2012.

(6)	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 2015.

(7)	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2014.

(8)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MUFG Americas Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer
Date:	February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MUFG Americas Holdings Corporation and in the capacities and on the dates indicated.

Signature	Title
/s/ STEPHEN E. CUMMINGS	Director, President and Chief Executive Officer
Stephen E. Cummings	(Principal Executive Officer)
/s/ JOHANNES WORSOE	Chief Financial Officer
Johannes Worsoe	(Principal Financial Officer)
/s/ NEAL HOLLAND	Controller and Chief Accounting Officer
Neal Holland	(Principal Accounting Officer)

*
Michael D. Fraizer	Director
*
Roberta A. Bienfait	Director
*
Mohan S. Gyani	Director

Ann F. Jaedicke	Director
*
Suneel Kamlani	Director
*
Kazuo Koshi	Director
*
Masato Miyachi	Director
*
Toby S. Myerson	Director
*
Barbara L. Rambo	Director
*
Muneaki Tokunari	Director
*
Dean A. Yoost	Director

*By:	/s/ NEAL HOLLAND
Neal Holland Attorney-in-Fact
Dated: February 27, 2019