Form 10-Q
period 2019-03-31
MUFG Americas Holdings Corp
filed 2019-05-10
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(Registrant's telephone number, including area code) (212) 782-6800
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	Not Applicable	Not Applicable
Number of shares of Common Stock outstanding at April 30, 2019: 131,935,124
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this Form 10-Q, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors.”

Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Accounting principles generally accepted in the United States of America
GSIB	Global systemically important bank
HQLA	High quality liquid assets
LCR	Liquidity Coverage Ratio
LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
MRM	Market Risk Management
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
RMBS	Residential mortgage-backed security
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VIE	Variable interest entity

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2018 Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2018 Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
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

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” in our 2018 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report or in our other reports could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2019	March 31, 2018	Percent Change
Results of operations:
Net interest income	$783	$825	(5)%
Noninterest income	632	382	65
Total revenue	1,415	1,207	17
Noninterest expense	1,170	1,084	8
Pre-tax, pre-provision income(1)	245	123	99
(Reversal of) provision for credit losses	38	(2)	nm
Income before income taxes and including noncontrolling interests	207	125	66
Income tax expense (benefit)	28	(42)	167
Net income including noncontrolling interests	179	167	7
Deduct: Net loss (income) from noncontrolling interests	5	(1)	nm
Net income attributable to MUAH	$184	$166	11
Balance sheet (period average):
Total assets	$167,530	$157,436	6%
Total securities	27,101	27,446	(1)
Securities borrowed or purchased under resale agreements	22,288	20,660	8
Total loans held for investment	87,136	80,656	8
Earning assets	153,969	143,715	7
Total deposits	90,683	83,609	8
Securities loaned or sold under repurchase agreements	27,148	27,130	—
MUAH stockholders' equity	16,717	18,132	(8)
Performance ratios:
Return on average assets(2)	0.44%	0.42%
Return on average MUAH stockholders' equity(2)	4.41	3.66
Return on average MUAH tangible common equity(2)(3)	5.76	4.69
Efficiency ratio(4)	82.67	89.84
Adjusted efficiency ratio (5)	78.96	75.64
Net interest margin(2)(6)	2.06	2.32
Net loans charged-off to average total loans held for investment(2)	0.08	0.05

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	March 31, 2019	December 31, 2018	Percent Change
Balance sheet (end of period):
Total assets	$170,707	$168,100	2%
Total securities	28,216	27,215	4
Securities borrowed or purchased under resale agreements	22,860	22,368	2
Total loans held for investment	87,587	86,507	1
Nonperforming assets	637	422	51
Total deposits	92,905	90,979	2
Securities loaned or sold under repurchase agreements	27,425	27,285	1
Long-term debt	17,335	17,918	(3)
MUAH stockholders' equity	16,897	16,508	2
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.59%	0.55%
Allowance for loan losses to nonaccrual loans(7)	81.34	112.50
Allowance for credit losses to total loans held for investment(8)	0.72	0.71
Allowance for credit losses to nonaccrual loans(8)	100.00	145.61
Nonperforming assets to total loans held for investment and OREO	0.73	0.49
Nonperforming assets to total assets	0.37	0.25
Nonaccrual loans to total loans held for investment	0.72	0.49
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	13.95%	13.96%
Tier 1 risk-based capital ratio	13.95	13.96
Total risk-based capital ratio	14.60	14.60
Tier 1 leverage ratio	8.70	8.77
Other:
Tangible common equity ratio(10)	7.96%	7.89%

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

(6)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(7)	The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(8)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(9)	These capital ratios are calculated in accordance with the guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules.

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2019 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-Q, terms such as the "Company,” “we,” “us” and “our” refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together. As permitted by General Instruction H(2) of Form 10-Q, we have abbreviated Management's Discussion and Analysis into a management's narrative analysis of the results of operations.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $170.7 billion at March 31, 2019.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2019 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the first quarter of 2019, revenue was comprised of 55% net interest income and 45% noninterest income. A summary of our financial results is discussed below.
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

Performance Highlights
Net income attributable to MUAH was $184 million for the three months ended March 31, 2019, an increase of $18 million compared with the same period in 2018, due to a $122 million increase in pre-tax pre-provision income largely offset by a $40 million increase in provision for credit losses and a $70 million increase in tax expense.
Pre-tax, pre-provision income increased primarily due to losses in the first quarter of 2018 when the Company recorded its share of losses on certain renewable energy investments of $164 million as a result of the TCJA. This nonrecurring loss in the first quarter of 2018 resulted in an increase in noninterest income in the first quarter of 2019, which was partially offset by a $42 million decline in net interest income due primarily to higher borrowing costs. The provision for credit losses increased primarily due to the impact of specific reserves for impaired loans during the first quarter of 2019, as well as the growth in our unsecured consumer loan portfolio. Tax expense increased primarily due to an adjustment to certain state income taxes in the first quarter of 2018.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.95%, 13.95% and 14.60%, respectively, at March 31, 2019. The Tier 1 leverage ratio was 8.70% at March 31, 2019.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and the net interest margin.

	For the Three Months Ended
	March 31, 2019			March 31, 2018

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,268	$280	4.49%	$23,462	$225	3.91%
Commercial mortgage	15,355	161	4.21	14,336	148	4.12
Construction	1,605	21	5.19	1,813	20	4.40
Lease financing	1,231	13	4.11	1,505	16	4.23
Residential mortgage	38,426	343	3.58	36,051	311	3.45
Home equity and other consumer loans	5,251	93	7.14	3,489	54	6.28
Total loans held for investment	87,136	911	4.20	80,656	774	3.86
Securities	27,101	165	2.44	27,446	165	2.41
Securities borrowed or purchased under resale agreements	22,288	334	6.08	20,660	126	2.47
Interest bearing deposits in banks	6,065	36	2.41	2,707	11	1.65
Federal funds sold	3	—	5.49	20	—	1.94
Trading account assets	10,832	93	3.47	11,622	93	3.23
Other earning assets	544	5	3.48	604	3	2.00
Total earning assets	153,969	1,544	4.04	143,715	1,172	3.28
Allowance for loan losses	(473)			(473)
Cash and due from banks	1,739			1,839
Other assets(4)	12,295			12,355
Total assets	$167,530			$157,436
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,092	$86	0.94%	$36,966	$41	0.44%
Savings	9,623	24	1.00	8,574	11	0.52
Time	12,900	74	2.33	5,342	16	1.23
Total interest bearing deposits	59,615	184	1.25	50,882	68	0.54
Commercial paper and other short-term borrowings	9,248	56	2.46	8,550	33	1.58
Securities loaned or sold under repurchase agreements	27,148	355	5.30	27,130	138	2.07
Long-term debt	17,051	131	3.07	13,946	80	2.29
Total borrowed funds	53,447	542	4.10	49,626	251	2.05
Trading account liabilities	3,886	29	2.99	3,602	22	2.45
Total interest-bearing liabilities	116,948	755	2.61	104,110	341	1.32
Noninterest bearing deposits	31,068			32,727
Other liabilities(5)	2,727			2,367
Total liabilities	150,743			139,204
Equity
MUAH stockholders' equity	16,717			18,132
Noncontrolling interests	70			100
Total equity	16,787			18,232
Total liabilities and equity	$167,530			$157,436
Net interest income/spread (taxable-equivalent basis)		789	1.43%		831	1.96%
Impact of noninterest bearing deposits			0.55			0.32
Impact of other noninterest bearing sources			0.08			0.04
Net interest margin			2.06			2.32
Less: taxable-equivalent adjustment		6			6
Net interest income		$783			$825

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income for the three months ended March 31, 2019 decreased $42 million compared with the same period in 2018 due to a decline in the net interest margin partially offset by an increase in earning assets. The net interest margin decreased twenty-six basis points primarily due to an increase in funding costs partially offset by the favorable effect of noninterest bearing deposits in a rising rate environment. Earning assets increased largely due to increases in interest bearing deposits in banks, and residential mortgage, commercial and industrial, and home equity and other consumer loans.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three months ended March 31, 2019 and 2018.
Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2019	March 31, 2018
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$42	$45	$(3)	(7)%
Trust and investment management fees	29	29	—	—
Trading account activities	19	2	17	nm
Securities gains, net	1	—	1	100
Credit facility fees	23	23	—	—
Brokerage commissions and fees	20	18	2	11
Card processing fees, net	13	12	1	8
Investment banking and syndication fees	124	89	35	39
Fees from affiliates	342	276	66	24
Other, net	19	(112)	131	117
Total noninterest income	$632	$382	$250	65
Noninterest income increased during the three months ended March 31, 2019 compared with the same period in 2018 largely due to an increase in fees from affiliates as a result of increased services provided to MUFG Bank, Ltd. under the master services agreement and the Company's share of losses on certain renewable energy investments of $164 million recorded in the first quarter of 2018 as a result of the TCJA (included in other, net).

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2019	March 31, 2018
(Dollars in millions)			Amount	Percent
Salaries and employee benefits	$685	$670	$15	2%
Net occupancy and equipment	112	90	22	24
Professional and outside services	160	132	28	21
Software	80	70	10	14
Regulatory assessments	16	23	(7)	(30)
Intangible asset amortization	7	7	—	—
Other	110	92	18	20
Total noninterest expense	$1,170	$1,084	$86	8

The increase in noninterest expense for the three months ended March 31, 2019 compared with the same period in 2018 was largely driven by increased services provided to MUFG Bank, Ltd. under the master services agreement.

Income Tax Expense
In the first quarter of 2019, income tax expense was $28 million and the effective tax rate was 13%, compared with an income tax benefit of $42 million and an effective tax rate of negative 34% in the first quarter of 2018. The income tax benefit and the negative effective tax rate for the three months ended March 31, 2018 were largely due to an adjustment to certain prior period state income taxes during the first quarter of 2018. Excluding that adjustment, the effective tax rate for three months ended March 31, 2018 would have been 11%.
For additional information regarding income tax expense, see "Income Tax Expense" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", “The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative” and “Our effective tax rates, and our future results can also be affected by our participation for state income tax purposes as a member of MUFG’s unitary group in the U.S. and by other factors” in Part I, Item 1A. "Risk Factors" and Note 17 "Income Taxes" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2018 Form 10-K.

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
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities, and securities pledged as collateral, are detailed in Note 2 "Securities" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

			Increase (Decrease)
	March 31, 2019	December 31, 2018
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$25,303	$24,919	$384	2%
Commercial mortgage	15,299	15,354	(55)	—
Construction	1,691	1,613	78	5
Lease financing	1,322	1,249	73	6
Total commercial portfolio	43,615	43,135	480	1
Residential mortgage	38,439	38,439	—	—
Home equity and other consumer loans	5,533	4,933	600	12
Total consumer portfolio	43,972	43,372	600	1
Total loans held for investment	$87,587	$86,507	$1,080	1

Loans held for investment increased from December 31, 2018 to March 31, 2019, primarily due to growth in the commercial and industrial and unsecured consumer loan portfolios.

Deposits
The table below presents our deposits as of March 31, 2019 and December 31, 2018.

			Increase (Decrease)
	March 31, 2019	December 31, 2018
(Dollars in millions)			Amount	Percent
Interest checking	$3,762	$3,598	$164	5%
Money market	33,499	34,373	(874)	(3)
Total interest bearing transaction and money market accounts	37,261	37,971	(710)	(2)
Savings	9,649	9,515	134	1
Time	14,501	11,739	2,762	24
Total interest bearing deposits	61,411	59,225	2,186	4
Noninterest bearing deposits	31,494	31,754	(260)	(1)
Total deposits	$92,905	$90,979	$1,926	2

Total deposits increased $1.9 billion from December 31, 2018 to March 31, 2019 due to an increase in time deposits, partially offset by a decrease in money market accounts due to a decline in Consumer Banking deposits. The increase in time deposits was primarily related to brokered deposits and PurePoint Financial, the direct banking division of the Bank.

Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. These balances are almost entirely attributable to MUSA. See Note 5 "Securities Financing Arrangements" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for additional information.

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2019, management believes the capital ratios of MUAH and MUB met all regulatory requirements of “well-capitalized” institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2019. MUAH was granted regulatory administrative relief in 2019 and was not required to submit its capital plan to the Federal Reserve or participate in the 2019 CCAR process. MUAH remains subject to future cycles of the Federal Reserve CCAR program.
MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and a Tier 1 leverage ratio of 4%.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of March 31, 2019 and December 31, 2018.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	March 31, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$14,388	$14,256
Tier 1 capital	$14,388	$14,256
Tier 2 capital	670	648
Total risk-based capital	$15,058	$14,904
Risk-weighted assets	$103,124	$102,088
Average total assets for leverage capital purposes	$165,316	$162,550

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	March 31, 2019		December 31, 2018		March 31, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,388	13.95%	$14,256	13.96%	≥	$7,219	7.000%
Tier 1 capital (to risk-weighted assets)	14,388	13.95	14,256	13.96	≥	8,766	8.500
Total capital (to risk-weighted assets)	15,058	14.60	14,904	14.60	≥	10,828	10.500
Tier 1 leverage(2)	14,388	8.70	14,256	8.77	≥	6,613	4.000

(1)Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III rules as of March 31, 2019 and December 31, 2018.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	March 31, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$13,454	$13,316
Tier 1 capital	$13,454	$13,316
Tier 2 capital	609	589
Total risk-based capital	$14,063	$13,905
Risk-weighted assets	$93,151	$92,170
Average total assets for leverage capital purposes	$128,112	$125,461

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	March 31, 2019		December 31, 2018		March 31, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,454	14.44%	$13,316	14.45%	≥	$6,521	7.000%	≥	$6,055	6.50%
Tier 1 capital (to risk-weighted assets)	13,454	14.44	13,316	14.45	≥	7,918	8.500	≥	7,452	8.00
Total capital (to risk-weighted assets)	14,063	15.10	13,905	15.09	≥	9,781	10.500	≥	9,315	10.00
Tier 1 leverage(2)	13,454	10.50	13,316	10.61	≥	5,124	4.000	≥	6,406	5.00

(1)Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at March 31, 2019. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
(Dollars in millions)
Total MUAH stockholders' equity	$16,897	$16,508
Goodwill	(3,374)	(3,301)
Intangible assets, except mortgage servicing rights	(288)	(285)
Deferred tax liabilities related to goodwill and intangible assets	61	57
Tangible common equity (a)	$13,296	$12,979
Total assets	$170,707	$168,100
Goodwill	(3,374)	(3,301)
Intangible assets, except mortgage servicing rights	(288)	(285)
Deferred tax liabilities related to goodwill and intangible assets	61	57
Tangible assets (b)	$167,106	$164,571
Tangible common equity ratio (a)/(b)	7.96%	7.89%

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item 1. "Business" in our 2018 Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, see “Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, see “Credit Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

Allowance for Credit Losses
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb losses inherent in the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in “Allowance for Credit Losses” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. For additional information regarding our allowance for loan losses, see Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.
The allowance for loan losses was $516 million at March 31, 2019 compared with $474 million at December 31, 2018. Our ratio of allowance for loan losses to total loans held for investment was 0.59% as of March 31, 2019 and 0.55% as of December 31, 2018. The provision for loan losses was $59 million for the three months ended March 31, 2019, primarily due to the impact of specific reserves for certain impaired loans and growth in our unsecured consumer loan portfolio. The unallocated allowance for loan losses was $5 million at December 31, 2018 and March 31, 2019. Net loans charged off to average total loans held for investment were 0.08% for the three months ended March 31, 2019 compared with 0.05% for the three months ended March 31, 2018.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended March 31,
(Dollars in millions)	2019	2018
Allowance for loan losses, beginning of period	$474	$476
(Reversal of) provision for loan losses	59	(5)
Loans charged off:
Commercial and industrial	(2)	(6)
Commercial and industrial - transfer to held for sale	(8)	—
Commercial mortgage	(1)	—
Total commercial portfolio	(11)	(6)
Home equity and other consumer loans	(17)	(10)
Total consumer portfolio	(17)	(10)
Total loans charged-off	(28)	(16)
Recoveries of loans previously charged-off:
Commercial and industrial	9	3
Total commercial portfolio	9	3
Home equity and other consumer loans	2	2
Total consumer portfolio	2	2
Total recoveries of loans previously charged-off	11	5
Net loans recovered (charged-off)	(17)	(11)
Ending balance of allowance for loan losses	516	460
Allowance for losses on unfunded credit commitments	118	126
Total allowance for credit losses	$634	$586

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2018 Form 10-K.

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	March 31, 2019	December 31, 2018	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$478	$269	$209	78%
Commercial mortgage	12	12	—	—
Total commercial portfolio	490	281	209	74
Residential mortgage	124	121	3	2
Home equity and other consumer loans	20	19	1	5
Total consumer portfolio	144	140	4	3
Total nonaccrual loans	634	421	213	51
OREO	3	1	2	200
Total nonperforming assets	$637	$422	$215	51
Troubled debt restructurings:
Accruing	$296	$299	$(3)	(1)%
Nonaccruing (included in total nonaccrual loans above)	163	136	27	20
Total troubled debt restructurings	$459	$435	$24	6

Criticized credits	$1,740	$1,264	$476	38

Allowance for loan losses to nonaccrual loans	81.34%	112.50%
Allowance for credit losses to nonaccrual loans	100.00	145.61
Nonperforming assets to total loans held for investment and OREO	0.73	0.49
Nonperforming assets to total assets	0.37	0.25
Nonaccrual loans to total loans held for investment	0.72	0.49

Nonaccrual loans and criticized credits increased primarily due to a discrete event that affected certain exposures in the power and utilities sector. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for a description of criticized credits.

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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2019 and December 31, 2018. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Commercial and industrial	$137	$109	0.51%	0.42%
Commercial mortgage	47	46	0.31	0.30
Construction	62	63	3.67	3.91
Total commercial portfolio	246	218	0.56	0.51
Residential mortgage	192	196	0.50	0.51
Home equity and other consumer loans	21	21	0.38	0.43
Total consumer portfolio	213	217	0.48	0.50
Total restructured loans	$459	$435	0.52	0.50
Loans 90 Days or More Past Due and Still Accruing
Loans held for investment 90 days or more past due and still accruing totaled $13 million and $23 million at March 31, 2019 and at December 31, 2018, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, power and utilities, real estate and leasing, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either March 31, 2019 or December 31, 2018.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2019, 64% of the Company’s construction loan portfolio was concentrated in California, 19% to borrowers in New York and 4% to borrowers in Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2019, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in Washington, and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.

At March 31, 2019, payment terms on 36% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 26% of these home equity loans and lines were supported by first liens on residential properties as of March 31, 2019 and December 31, 2018. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations. Other consumer loans consist primarily of unsecured loans originated by marketplace lenders. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage and home equity and other consumer loans at March 31, 2019 and December 31, 2018.
Market Risk Management

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading and for trading. Other than trading interest rate risk arises from loans, securities, deposits, borrowings, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowing and lending transactions, and derivative instruments. Trading interest rate risk primarily arises from trading activities at MUAH's broker-dealer subsidiary, MUSA, and derivative contracts MUB enters into as a financial intermediary for customers. For additional information regarding our market risk management policies, see “Market Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
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
We are subject to the Federal Reserve's rules imposing TLAC requirements on GSIBs with operations in the U.S., such as MUFG. These rules include an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. During the fourth quarter of 2018, the Company restructured existing debt issued to MUFG Bank, Ltd. and replaced a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to MUFG Bank, Ltd. in order to comply with the new rules. See "Supervision and Regulation – Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in our 2018 Form 10-K for additional information.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $25.8 billion at March 31, 2019. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $1.9 billion from $91.0 billion at December 31, 2018 to $92.9 billion at March 31, 2019. As of March 31, 2019, the Bank had $14.6 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $18.7 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $4.6 billion at March 31, 2019. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At March 31, 2019, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of March 31, 2019, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.2 billion.

The Company’s total wholesale funding included $17.1 billion of long-term debt (excluding nonrecourse debt) and $8.8 billion of short-term debt at March 31, 2019. For additional information regarding our outstanding debt, see Note 6 "Commercial Paper and Other Short-Term Borrowings" and Note 7 "Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In April 2018, Standard & Poor's revised the outlook on MUAH, MUB and MUSA to positive from stable following a similar revision to MUFG’s outlook. The change in MUFG’s outlook is a result of Standard & Poor's revising the outlook on the long-term sovereign rating of Japan to positive from stable. The following table provides our credit ratings as of March 31, 2019.

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	–	A	A	A-
	Short-term	–	A-1	A-1	A-2
Moody's	Long-term	Aa2	A2	–	A2
	Short-term	P-1	P-1	–	–
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

For additional information, including information about rating agency assessments, see “MUFG Bank Ltd.’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in our 2018 Form 10-K.

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). At March 31, 2019, the Company was in compliance with the LCR requirements.

For additional information regarding this rule, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards-Liquidity Coverage Ratio" in Part I, Item 1. of our 2018 Form 10-K and "The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult" in Part I, Item 1A. "Risk Factors" of our 2018 Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber-attacks or other related cyber incidents. See “We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks” in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, see “Operational Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.

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
The Company continuously monitors inputs used when performing its annual goodwill impairment such as the cash flow projections developed to estimate the fair value of its reporting units. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the first step of the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2018 Form 10-K. There were no material changes to these critical accounting estimates during the first quarter of 2019.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
(Dollars in millions)	March 31, 2019	March 31, 2018
Net income attributable to MUAH	$184	$166
Add: intangible asset amortization, net of tax	5	5
Net income attributable to MUAH, excluding intangible asset amortization (a)	$189	$171
Average MUAH stockholders' equity	$16,717	$18,132
Less: Goodwill	3,367	3,301
Less: Intangible assets, except mortgage servicing rights	295	310
Less: Deferred tax liabilities related to goodwill and intangible assets	(60)	(56)
Average MUAH tangible common equity (b)	$13,115	$14,577
Return on average MUAH tangible common equity (1) (a)/(b)	5.76%	4.69%

(1)     Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three months ended March 31, 2019 and 2018. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting revenue for the impact of the TCJA enhances comparability between periods.

	For the Three Months Ended
(Dollars in millions)	March 31, 2019	March 31, 2018
Noninterest expense (a)	$1,170	$1,084
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	310	241
Noninterest expense, as adjusted (b)	$860	$843
Total revenue (c)	1,415	1,207
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	326	256
Less: Impact of the TCJA	—	(164)
Total revenue, as adjusted (d)	$1,089	$1,115
Efficiency ratio (a)/(c)	82.67%	89.84%
Adjusted efficiency ratio (b)/(d)	78.96%	75.64%

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934
We are disclosing the following information pursuant to Section 13(r) of the Securities Exchange Act of 1934 (Exchange Act), which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified Executive Orders. The scope of activities that must be reported includes activities not prohibited by U.S. law and conducted outside the United States in compliance with applicable local law. Because we are indirectly wholly-owned by MUFG, a Japanese corporation, our disclosure is required to include, in addition to our activities, transactions or dealings, those conducted outside the United States by non-U.S. affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a description of reportable activity under Section 13(r) and have received the following information:
During the quarter ended March 31, 2019, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended March 31, 2019, the aggregate interest and fee income relating to these transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank receives deposits in Japan from, and provides settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2019, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.
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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk
The information called for by this item has been omitted pursuant to General Instruction H(2) of Form 10-Q.
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
Internal Control Over Financial Reporting. During the first quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2019	2018
Interest Income
Loans	$907	$772
Securities	163	162
Securities borrowed or purchased under resale agreements	334	126
Trading assets	93	92
Other	41	14
Total interest income	1,538	1,166
Interest Expense
Deposits	184	68
Commercial paper and other short-term borrowings	56	33
Long-term debt	131	80
Securities loaned or sold under repurchase agreements	355	138
Trading liabilities	29	22
Total interest expense	755	341
Net Interest Income	783	825
(Reversal of) provision for credit losses	38	(2)
Net interest income after (reversal of) provision for credit losses	745	827
Noninterest Income
Service charges on deposit accounts	42	45
Trust and investment management fees	29	29
Trading account activities	19	2
Securities gains, net	1	—
Credit facility fees	23	23
Brokerage commissions and fees	20	18
Card processing fees, net	13	12
Investment banking and syndication fees	124	89
Fees from affiliates	342	276
Other, net	19	(112)
Total noninterest income	632	382
Noninterest Expense
Salaries and employee benefits	685	670
Net occupancy and equipment	112	90
Professional and outside services	160	132
Software	80	70
Regulatory assessments	16	23
Intangible asset amortization	7	7
Other	110	92
Total noninterest expense	1,170	1,084
Income before income taxes and including noncontrolling interests	207	125
Income tax expense (benefit)	28	(42)
Net Income Including Noncontrolling Interests	179	167
Deduct: Net loss (income) from noncontrolling interests	5	(1)
Net Income Attributable to MUAH	$184	$166
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2019	2018
Net Income Attributable to MUAH	$184	$166
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	24	(58)
Net change in unrealized gains (losses) on investment securities	152	(190)
Foreign currency translation adjustment	—	(2)
Pension and other postretirement benefit adjustments	6	10
Other	1	(1)
Total other comprehensive income (loss)	183	(241)
Comprehensive Income (Loss) Attributable to MUAH	367	(75)
Comprehensive income (loss) from noncontrolling interests	(5)	1
Total Comprehensive Income (Loss)	$362	$(74)
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$1,916	$2,061
Interest bearing deposits in banks	7,003	6,289
Total cash and cash equivalents	8,919	8,350
Securities borrowed or purchased under resale agreements	22,860	22,368
Trading account assets (includes $1,849 at March 31, 2019 and $1,239 at December 31, 2018 pledged as collateral that may be repledged)	10,889	11,213
Securities available for sale (includes $110 at March 31, 2019 and $75 at December 31, 2018 pledged as collateral that may be repledged)	17,807	16,314
Securities held to maturity (fair value $10,331 at March 31, 2019 and $10,720 at December 31, 2018)	10,409	10,901
Loans held for investment	87,587	86,507
Allowance for loan losses	(516)	(474)
Loans held for investment, net	87,071	86,033
Goodwill	3,374	3,301
Other assets	9,378	9,620
Total assets	$170,707	$168,100
Liabilities
Deposits:
Noninterest bearing	$31,494	$31,754
Interest bearing	61,411	59,225
Total deposits	92,905	90,979
Securities loaned or sold under repurchase agreements	27,425	27,285
Commercial paper and other short-term borrowings	8,843	9,263
Long-term debt	17,335	17,918
Trading account liabilities	3,896	4,027
Other liabilities	3,339	2,048
Total liabilities	153,743	151,520
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 131,935,124 shares issued and outstanding as of March 31, 2019 and December 31, 2018	132	132
Additional paid-in capital	8,193	8,176
Retained earnings	9,713	9,524
Accumulated other comprehensive loss	(1,141)	(1,324)
Total MUAH stockholders' equity	16,897	16,508
Noncontrolling interests	67	72
Total equity	16,964	16,580
Total liabilities and equity	$170,707	$168,100
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	166	—	1	167
Other comprehensive income (loss), net of tax	—	—	—	(241)	—	(241)
Compensation—restricted stock units	—	14	—	—	—	14
Other (1)	—	(21)	(1)	21	(1)	(2)
Net change	—	(7)	165	(220)	—	(62)
Balance, March 31, 2018	$148	$8,190	$11,101	$(1,246)	$100	$18,293

Balance, December 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580
Net income (loss)	—	—	184	—	(5)	179
Other comprehensive income (loss), net of tax	—	—	—	183	—	183
Compensation—restricted stock units	—	17	—	—	—	17
Other	—	—	5	—	—	5
Net change	—	17	189	183	(5)	384
Balance, March 31, 2019	$132	$8,193	$9,713	$(1,141)	$67	$16,964

(1)	For additional information on other, see Note 10 "Accumulated Other Comprehensive Income".
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2019	2018
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$179	$167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	38	(2)
Depreciation, amortization and accretion, net	96	92
Stock-based compensation—restricted stock units	17	17
Deferred income taxes	(88)	(90)
Net gains on sales of securities	(1)	—
Net decrease (increase) in securities borrowed or purchased under resale agreements	(492)	992
Net decrease (increase) in securities loaned or sold under repurchase agreements	140	(46)
Net decrease (increase) in trading account assets	324	(1,998)
Net decrease (increase) in other assets	89	448
Net increase (decrease) in trading account liabilities	(131)	274
Net increase (decrease) in other liabilities	491	(51)
Loans originated for sale	(234)	(255)
Net proceeds from sale of loans originated for sale	612	260
Pension and other benefits adjustment	(10)	(13)
Other, net	(1)	29
Total adjustments	850	(343)
Net cash provided by (used in) operating activities	1,029	(176)
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	676	9
Proceeds from paydowns and maturities of securities available for sale	490	880
Purchases of securities available for sale	(1,760)	(1,417)
Proceeds from paydowns and maturities of securities held to maturity	1,170	386
Purchases of securities held to maturity	(850)	—
Proceeds from sales of loans	121	240
Net decrease (increase) in loans	(1,002)	(1,308)
Purchases of other investments	(20)	(36)
Other, net	(204)	(68)
Net cash provided by (used in) investing activities	(1,379)	(1,314)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,927	(1,258)
Net increase (decrease) in commercial paper and other short-term borrowings	(420)	1,988
Proceeds from issuance of long-term debt	1,300	2,755
Repayment of long-term debt	(1,886)	(815)
Other, net	—	(21)
Net cash provided by (used in) financing activities	921	2,649
Net change in cash, cash equivalents and restricted cash	571	1,159
Cash, cash equivalents and restricted cash at beginning of period	8,398	3,528
Cash, cash equivalents and restricted cash at end of period	$8,969	$4,687
Cash Paid During the Period For:
Interest	$706	$311
Income taxes, net	21	25
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$71	$(91)
Securities held to maturity transferred to securities available for sale	170	—
Securities available for sale transferred to securities held to maturity	—	1,924
Lease assets upon adoption of ASU 2016-02, Leases	632	—
Lease liabilities upon adoption of ASU 2016-02, Leases	740	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$8,919	$4,617
Restricted cash included in other assets	50	70
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$8,969	$4,687
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2019 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
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
Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the current expected credit loss (“CECL”) model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019. The Company plans to adopt the ASU on January 1, 2020. The Company has completed the design phase of the implementation and will begin parallel testing in the second quarter of 2019. Management currently expects the allowance for credit losses will increase upon adoption of this ASU; however, the magnitude of the change is highly dependent on economic conditions and portfolio composition at the time of adoption.

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
Recently Adopted Accounting Pronouncements

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases. The accounting by entities that own the assets leased (i.e., lessors) remains largely unchanged; however, leveraged lease accounting is no longer permitted for leases that commence after the effective date. The ASU also requires qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on January 1, 2019 and requires a modified retrospective approach, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases, which allows entities the option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases, which clarified lessor accounting for sales and similar taxes collected by lessors, certain lessor costs, and lease payments with lease and nonlease components. Effective January 1, 2019, the Company adopted this guidance which did not significantly impact the Company's financial position or results of operations.

Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, which requires premiums on certain purchased callable debt securities to be amortized to the earliest call date. Under current guidance, premiums on callable debt securities are generally amortized over the contractual life of the security. The amortization period for callable debt securities purchased at a discount will not be impacted. Effective January 1, 2019, the Company adopted this guidance which did not significantly impact the Company's financial position or results of operations.

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will make more hedging strategies eligible for hedge accounting, simplify the application of hedge accounting, and enhance the transparency and understandability of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also amends the disclosure requirements and changes how entities assess effectiveness. Effective January 1, 2019, the Company adopted this guidance which did not significantly impact the Company's

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

financial position or results of operations. As permitted by this guidance, the Company transferred securities held to maturity with a carrying amount of $170 million to securities available for sale upon adoption.

Note 2—Securities

Securities Available for Sale

At March 31, 2019 and December 31, 2018, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	March 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,574	$3	$91	$3,486
U.S. government-sponsored agencies	1	—	—	1
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	9,169	26	108	9,087
Privately issued	942	2	12	932
Privately issued - commercial mortgage-backed securities	1,441	17	5	1,453
Collateralized loan obligations	1,547	—	9	1,538
Other	4	—	—	4
Asset Liability Management securities	16,678	48	225	16,501
Other debt securities:
Direct bank purchase bonds	1,115	35	26	1,124
Other	182	—	—	182
Total securities available for sale	$17,975	$83	$251	$17,807

	December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,572	$1	$144	$3,429
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,168	7	168	8,007
Privately issued	887	—	23	864
Privately issued - commercial mortgage-backed securities	1,179	3	20	1,162
Collateralized loan obligations	1,492	—	18	1,474
Other	4	—	—	4
Asset Liability Management securities	15,302	11	373	14,940
Other debt securities:
Direct bank purchase bonds	1,190	30	30	1,190
Other	188	—	4	184
Total securities available for sale	$16,680	$41	$407	$16,314

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2019 and December 31, 2018 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2019
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$—	$—	$3,136	$91	$3,136	$91
U.S. government-sponsored agencies	1	—	—	—	1	—
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1,527	11	4,877	97	6,404	108
Privately issued	36	—	598	12	634	12
Privately issued - commercial mortgage-backed securities	80	—	525	5	605	5
Collateralized loan obligations	1,351	8	32	1	1,383	9
Asset Liability Management securities	2,995	19	9,168	206	12,163	225
Other debt securities:
Direct bank purchase bonds	19	1	412	25	431	26
Other	75	—	4	—	79	—
Total securities available for sale	$3,089	$20	$9,584	$231	$12,673	$251

	December 31, 2018
	Less than 12 months		12 months or more		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$147	$1	$3,182	$143	$3,329	$144
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1,941	8	4,797	160	6,738	168
Privately issued	398	7	383	16	781	23
Privately issued - commercial mortgage-backed securities	364	6	512	14	876	20
Collateralized loan obligations	1,428	18	—	—	1,428	18
Asset Liability Management securities	4,278	40	8,874	333	13,152	373
Other debt securities:
Direct bank purchase bonds	221	6	417	24	638	30
Other	178	4	4	—	182	4
Total securities available for sale	$4,677	$50	$9,295	$357	$13,972	$407

At March 31, 2019, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2019, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities

Note 2—Securities (Continued)

resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2019, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2019
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$1,301	$2,185	$—	$3,486
U.S. government-sponsored agencies	1	—	—	—	1
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	341	1,272	7,474	9,087
Privately issued	—	—	—	932	932
Privately issued - commercial mortgage-backed securities	—	33	74	1,346	1,453
Collateralized loan obligations	—	—	339	1,199	1,538
Other	—	4	—	—	4
Asset Liability Management securities	1	1,679	3,870	10,951	16,501
Other debt securities:
Direct bank purchase bonds	—	414	581	129	1,124
Other	13	150	—	19	182
Total debt securities available for sale	$14	$2,243	$4,451	$11,099	$17,807

The gross realized gains and losses from sales of available for sale securities for the three months ended March 31, 2019 and 2018 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2019	2018
Gross realized gains	$1	$—

Note 2—Securities (Continued)

Securities Held to Maturity
At March 31, 2019 and December 31, 2018, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	March 31, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$427	$—	$—	$427	$1	$1	$427
U.S. government-sponsored agencies	850	—	—	850	—	—	850
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,840	1	92	7,749	39	122	7,666
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,421	—	38	1,383	23	18	1,388
Total securities held to maturity	$10,538	$1	$130	$10,409	$63	$141	$10,331

	December 31, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$528	$—	$—	$528	$1	$2	$527
U.S. government-sponsored agencies	722	—	—	722	1	—	723
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,302	1	96	8,207	11	191	8,027
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,486	—	42	1,444	17	18	1,443
Total securities held to maturity	$11,038	$1	$138	$10,901	$30	$211	$10,720

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2019 and December 31, 2018 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2019
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$—	$—	$—	$398	$—	$1	$398	$—	$1
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	7,479	92	122	7,479	92	122
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	16	—	—	1,373	38	18	1,389	38	18
Total securities held to maturity	$16	$—	$—	$9,250	$130	$141	$9,266	$130	$141

	December 31, 2018
	Less than 12 months			12 months or more			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$—	$—	$—	$496	$—	$2	$496	$—	$2
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	668	—	11	7,191	96	180	7,859	96	191
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	29	—	—	1,396	42	18	1,425	42	18
Total securities held to maturity	$697	$—	$11	$9,083	$138	$200	$9,780	$138	$211

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

			March 31, 2019
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$423	$423	$4	$4	$—	$—	$—	$—	$427	$427
U.S. government-sponsored agencies	—	—	500	500	350	350	—	—	850	850
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	945	936	6,804	6,730	7,749	7,666
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	21	21	776	791	—	—	586	576	1,383	1,388
Total securities held to maturity	$444	$444	$1,280	$1,295	$1,295	$1,286	$7,390	$7,306	$10,409	$10,331

Securities Pledged and Received as Collateral
At March 31, 2019 and December 31, 2018, the Company pledged $10.6 billion and $11.9 billion of available for sale and trading securities as collateral, respectively, of which $2.0 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At March 31, 2019 and December 31, 2018, the Company received $32.1 billion and $33.1 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $32.1 billion and $33.1 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $31.2 billion and $32.1 billion at March 31, 2019 and December 31, 2018, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2018 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at March 31, 2019 and December 31, 2018.

(Dollars in millions)	March 31, 2019	December 31, 2018
Loans held for investment:
Commercial and industrial	$25,303	$24,919
Commercial mortgage	15,299	15,354
Construction	1,691	1,613
Lease financing	1,322	1,249
Total commercial portfolio	43,615	43,135
Residential mortgage	38,439	38,439
Home equity and other consumer loans	5,533	4,933
Total consumer portfolio	43,972	43,372
Total loans held for investment(1)	87,587	86,507
Allowance for loan losses	(516)	(474)
Loans held for investment, net	$87,071	$86,033

(1)	Includes $343 million and $340 million at March 31, 2019 and December 31, 2018, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended March 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
(Reversal of) provision for loan losses	32	27	—	59
Loans charged-off	(11)	(17)	—	(28)
Recoveries of loans previously charged-off	9	2	—	11
Allowance for loan losses, end of period	$389	$122	$5	$516

	For the Three Months Ended March 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	14	6	(25)	(5)
Loans charged-off	(6)	(10)	—	(16)
Recoveries of loans previously charged-off	3	2	—	5
Allowance for loan losses, end of period	$371	$84	$5	$460

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of March 31, 2019 and December 31, 2018.

	March 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$109	$13	$—	$122
Collectively evaluated for impairment	280	109	5	394
Total allowance for loan losses	$389	$122	$5	$516

Loans held for investment:
Individually evaluated for impairment	$654	$274	$—	$928
Collectively evaluated for impairment	42,961	43,698	—	86,659
Total loans held for investment	$43,615	$43,972	$—	$87,587

	December 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$62	$13	$—	$75
Collectively evaluated for impairment	297	97	5	399
Total allowance for loan losses	$359	$110	$5	$474

Loans held for investment:
Individually evaluated for impairment	$450	$280	$—	$730
Collectively evaluated for impairment	42,685	43,092	—	85,777
Total loans held for investment	$43,135	$43,372	$—	$86,507

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2019 and December 31, 2018.

(Dollars in millions)	March 31, 2019	December 31, 2018
Commercial and industrial	$478	$269
Commercial mortgage	12	12
Total commercial portfolio	490	281
Residential mortgage	124	121
Home equity and other consumer loans	20	19
Total consumer portfolio	144	140
Total nonaccrual loans	$634	$421
Troubled debt restructured loans that continue to accrue interest	$296	$299
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$163	$136

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the aging of the balance of loans held for investment by class as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,381	$220	$24	$244	$26,625
Commercial mortgage	15,273	22	4	26	15,299
Construction	1,685	5	1	6	1,691
Total commercial portfolio	43,339	247	29	276	43,615
Residential mortgage	38,256	141	42	183	38,439
Home equity and other consumer loans	5,491	29	13	42	5,533
Total consumer portfolio	43,747	170	55	225	43,972
Total loans held for investment	$87,086	$417	$84	$501	$87,587

	December 31, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,114	$18	$36	$54	$26,168
Commercial mortgage	15,333	17	4	21	15,354
Construction	1,593	20	—	20	1,613
Total commercial portfolio	43,040	55	40	95	43,135
Residential mortgage	38,218	175	46	221	38,439
Home equity and other consumer loans	4,893	28	12	40	4,933
Total consumer portfolio	43,111	203	58	261	43,372
Total loans held for investment	$86,151	$258	$98	$356	$86,507

Loans 90 days or more past due and still accruing interest totaled $13 million at March 31, 2019 and $23 million at December 31, 2018.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	March 31, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,339	$569	$717	$26,625
Commercial mortgage	15,018	121	160	15,299
Construction	1,518	111	62	1,691
Total commercial portfolio	$41,875	$801	$939	$43,615

	December 31, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,191	$355	$622	$26,168
Commercial mortgage	15,138	105	111	15,354
Construction	1,542	8	63	1,613
Total commercial portfolio	$41,871	$468	$796	$43,135

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $5 million and $6 million of loans covered by FDIC loss share agreements, at March 31, 2019 and December 31, 2018, respectively.

	March 31, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$38,312	$124	$38,436
Home equity and other consumer loans	5,511	20	5,531
Total consumer portfolio	$43,823	$144	$43,967

	December 31, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$38,314	$121	$38,435
Home equity and other consumer loans	4,912	19	4,931
Total consumer portfolio	$43,226	$140	$43,366

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at March 31, 2019 and December 31, 2018. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

Note 3—Loans and Allowance for Loan Losses (Continued)

	March 31, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$31,693	$5,950	$403	$38,046
Home equity and other consumer loans	3,711	1,712	53	5,476
Total consumer portfolio	$35,404	$7,662	$456	$43,522
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2018
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$31,589	$6,022	$434	$38,045
Home equity and other consumer loans	3,349	1,448	52	4,849
Total consumer portfolio	$34,938	$7,470	$486	$42,894
Percentage of total	82%	17%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	March 31, 2019
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$35,859	$2,106	$8	$73	$38,046
Home equity loans	1,914	239	13	24	2,190
Total consumer portfolio	$37,773	$2,345	$21	$97	$40,236
Percentage of total	94%	6%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$36,604	$1,361	$4	$75	$38,044
Home equity loans	1,966	221	12	24	2,223
Total consumer portfolio	$38,570	$1,582	$16	$99	$40,267
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of March 31, 2019 and December 31, 2018. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $45 million and $49 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2019 and December 31, 2018, respectively.

(Dollars in millions)	March 31, 2019	December 31, 2018
Commercial and industrial	$137	$109
Commercial mortgage	47	46
Construction	62	63
Total commercial portfolio	246	218
Residential mortgage	192	196
Home equity and other consumer loans	21	21
Total consumer portfolio	213	217
Total restructured loans	$459	$435

For the first quarter of 2019, TDR modifications in the commercial portfolio segment were substantially composed of interest rate changes, maturity extensions, forbearance, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, modifications were substantially composed of maturity extensions. There were no charge-offs related to TDR modifications for the three months ended March 31, 2019 and March 31, 2018. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three months ended March 31, 2019 and 2018.

	For the Three Months Ended March 31, 2019
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$41	$41
Commercial mortgage	2	2
Total commercial portfolio	43	43
Residential mortgage	4	4
Home equity and other consumer loans	1	1
Total consumer portfolio	5	5
Total	$48	$48

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended March 31, 2018
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$14	$14
Total commercial portfolio	14	14
Residential mortgage	1	1
Total consumer portfolio	1	1
Total	$15	$15

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2019, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due. There were no such defaults during the three months ended March 31, 2018.

(Dollars in millions)	For the Three Months Ended March 31, 2019
Commercial and industrial	$—
Commercial mortgage	1
Total commercial portfolio	1
Residential mortgage	$—
Home equity and other consumer loans	—
Total consumer portfolio	—
Total	$1

Note 3—Loans and Allowance for Loan Losses (Continued)

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
The following tables show information about impaired loans by class as of March 31, 2019 and December 31, 2018.

	March 31, 2019
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$511	$17	$528	$108	$578	$50
Commercial mortgage	22	42	64	1	22	42
Construction	—	62	62	—	—	62
Total commercial portfolio	533	121	654	109	600	154
Residential mortgage	170	71	241	12	179	85
Home equity and other consumer loans	22	11	33	1	22	20
Total consumer portfolio	192	82	274	13	201	105
Total	$725	$203	$928	$122	$801	$259

	December 31, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$299	$22	$321	$61	$372	$39
Commercial mortgage	25	41	66	1	25	41
Construction	—	63	63	—	—	63
Total commercial portfolio	324	126	450	62	397	143
Residential mortgage	175	71	246	12	184	85
Home equity and other consumer loans	22	12	34	1	22	21
Total consumer portfolio	197	83	280	13	206	106
Total	$521	$209	$730	$75	$603	$249

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three months ended March 31, 2019 and 2018 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$430	$3	$293	$2
Commercial mortgage	65	2	37	10
Construction	62	1	128	2
Total commercial portfolio	557	6	458	14
Residential mortgage	244	3	272	4
Home equity and other consumer loans	33	2	41	1
Total consumer portfolio	277	5	313	5
Total	$834	$11	$771	$19
The following table presents loan transfers from held to investment to held for sale and proceeds from sales of loans during the three months ended March 31, 2019 and 2018 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended March 31,
	2019		2018
(Dollars in millions)	Transfer of loans from held for investment to held for sale, net	Proceeds from Sale	Transfer of loans from held for investment to held for sale, net	Proceeds from Sale
Commercial portfolio	$71	$121	$(91)	$240
Consumer portfolio	—	—	—	—
Total	$71	$121	$(91)	$240

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018.

	March 31, 2019
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$38	$38	$—	$—
Leasing investments	—	490	121	611	17	17
Total consolidated VIEs	$—	$490	$159	$649	$17	$17

	December 31, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$43	$43	$—	$—
Leasing investments	—	570	122	692	17	17
Total consolidated VIEs	$—	$570	$165	$735	$17	$17

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at March 31, 2019 and December 31, 2018. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the three months ended March 31, 2019 and March 31, 2018, the Company had noncash increases in unfunded commitments on LIHC investments of $55 million and $23 million, respectively, included within other liabilities.

	March 31, 2019
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$216	$998	$1,242	$207	$207	$1,242
Renewable energy investments	26	—	18	1,365	1,409	14	14	1,430
Other investments	—	—	—	40	40	—	—	80
Total unconsolidated VIEs	$26	$28	$234	$2,403	$2,691	$221	$221	$2,752

	December 31, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$198	$976	$1,202	$165	$165	$1,202
Renewable energy investments	26	—	19	1,401	1,446	14	14	1,467
Other investments	—	—	—	35	35	—	—	79
Total unconsolidated VIEs	$26	$28	$217	$2,412	$2,683	$179	$179	$2,748

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three months ended March 31, 2019 and 2018.

	For the Three Months Ended
	March 31, 2019	March 31, 2018
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$2
Amortization of LIHC investments included in income tax expense	34	34
Tax credits and other tax benefits from LIHC investments included in income tax expense	45	44

Note 4—Variable Interest Entities (Continued)

Renewable Energy Investments
Through its subsidiaries, the Company makes equity investments in LLCs established by third party sponsors to operate and manage wind, solar, hydroelectric and cogeneration power plant projects. Power generated by the projects is sold to third parties through long-term purchase power agreements. As a limited investor member, the Company is allocated production tax credits and taxable income or losses associated with the projects. The Company has no voting or other rights to direct the significant activities of the LLCs, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Other Investments
The Company has other investments in structures formed by third parties. The Company has no voting or other rights to direct the activities of the investments that would most significantly impact the entities’ performance, and therefore is not considered the primary beneficiary and does not consolidate these investments.

Note 5—Securities Financing Arrangements
The Company enters into repurchase agreements and securities lending agreements to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Under these agreements and transactions, the Company either receives or provides collateral in the form of securities. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. In certain cases the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty. For additional information related to securities pledged and received as collateral, see Note 2 "Securities" to these Consolidated Financial Statements.

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged at March 31, 2019 and December 31, 2018.

	March 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$9,996	$3,726	$1,840	$834	$16,396
U.S. government-sponsored agency securities	99	2	41	—	142
Other sovereign government obligations	—	—	3	—	3
Money market securities	—	—	307	—	307
Mortgage-backed securities	5,919	2,510	6,622	600	15,651
Corporate bonds	1,285	43	1,037	—	2,365
State and municipal securities	503	—	48	—	551
Equity securities	307	7	256	—	570
Total	$18,109	$6,288	$10,154	$1,434	$35,985
Securities loaned:
Corporate bonds	$10	$—	$—	$—	$10
U.S. Treasury securities	151	—	—	—	151
Equity securities	282	251	—	—	533
Total	$443	$251	$—	$—	$694

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$9,416	$2,945	$2,991	$335	$15,687
U.S. government-sponsored agency securities	264	—	55	—	319
Money market securities	—	—	49	—	49
Asset-backed securities	—	—	282	—	282
Mortgage-backed securities	9,803	1,640	7,569	—	19,012
Corporate bonds	682	130	1,227	—	2,039
State and municipal securities	115	245	188	—	548
Equity securities	387	220	255	—	862
Total	$20,667	$5,180	$12,616	$335	$38,798
Securities loaned:
Corporate bonds	$1	$—	$—	$—	$1
Equity securities	92	—	—	—	92
Total	$93	$—	$—	$—	$93

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

The following tables present the offsetting of financial assets and liabilities at March 31, 2019 and December 31, 2018.

	March 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,025	$351	$674	$17	$—	$657
Securities borrowed or purchased under resale agreements	32,114	9,254	22,860	22,769	—	91
Total	$33,139	$9,605	$23,534	$22,786	$—	$748
Financial Liabilities:
Derivative liabilities	$705	$323	$382	$89	$1	$292
Securities loaned or sold under repurchase agreements	36,679	9,254	27,425	26,594	—	831
Total	$37,384	$9,577	$27,807	$26,683	$1	$1,123

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$871	$354	$517	$14	$—	$503
Securities borrowed or purchased under resale agreements	33,974	11,606	22,368	22,291	—	77
Total	$34,845	$11,960	$22,885	$22,305	$—	$580
Financial Liabilities:
Derivative liabilities	$804	$322	$482	$69	$—	$413
Securities loaned or sold under repurchase agreements	38,891	11,606	27,285	26,434	—	851
Total	$39,695	$11,928	$27,767	$26,503	$—	$1,264

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	March 31, 2019	December 31, 2018
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 2.44% and 2.39% at March 31, 2019 and December 31, 2018, respectively	$898	$382
Federal Home Loan Bank advances, with a weighted average interest rate of 2.58% and 2.52% at March 31, 2019 and December 31, 2018, respectively	7,100	7,800
Total debt issued by MUB	7,998	8,182
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 3.00% and 3.01% at March 31, 2019 and December 31, 2018, respectively	88	145
Short-term debt due to affiliates, with weighted average interest rates of (-0.09)% and (-0.07)% at March 31, 2019 and December 31, 2018, respectively	757	936
Total debt issued by other MUAH subsidiaries	845	1,081
Total commercial paper and other short-term borrowings	$8,843	$9,263

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.4 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or U.S. Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At March 31, 2019, MUSA had JPY 84 billion (USD 757 million equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	March 31, 2019	December 31, 2018
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$398	$398
Fixed rate 3.00% notes due February 2025	397	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2021. This note, which bears interest at 0.81% above 3-month LIBOR, had a rate of 3.40% at March 31, 2019 and 3.58% at December 31, 2018	1,625	1,625
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 3.49% at March 31, 2019 and 3.67% at December 31, 2018	3,250	3,250
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 3.58% at March 31, 2019 and 3.76% at December 31, 2018	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at March 31, 2019 and 0.76% at December 31, 2018	24	24
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 4.31% at March 31, 2019 and 4.49% at December 31, 2018	37	36
Total debt issued by MUAH	7,356	7,355

Debt issued by MUB
Senior debt:
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 3.21% at March 31, 2019	299	—
Fixed rate 2.25% notes due May 2019	499	498
Fixed rate 3.15% notes due April 2022	996	—
Fixed rate FHLB of San Francisco advances due between April 2019 and December 2023. These notes bear a combined weighted average rate of 2.79% at March 31, 2019 and 2.66% at December 31, 2018	7,450	9,100
Other	36	34
Total debt issued by MUB	9,280	9,632

Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 2.60% at March 31, 2019 and 2.80% at December 31, 2018	250	250
Various fixed rate borrowings due between June 2019 and May 2024 with a weighted average interest rate of 1.80% (between 0.14% and 2.44%) at March 31, 2019 and 1.82% (between 0.14% and 2.44%) at December 31, 2018	223	244
Subordinated debt due to Affiliate:
Floating rate borrowings due March 2019. These notes, which bore interest above 6-month LIBOR had an interest rate of 4.13% at December 31, 2018	—	75
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 2.74% at March 31, 2019 and 4.09% (between 2.75% and 4.17%) at December 31, 2018	3	53
Fixed rate non-recourse borrowings due between December 2019 and July 2023 which had an interest rate of 3.04% at March 31, 2019 and 3.05% at December 31, 2018	178	187
Other non-recourse debt:
Various floating rate non-recourse borrowings due between May 2019 and February 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 4.64% (between 4.59% and 4.66%) at March 31, 2019 and 4.21% (between 4.17% and 4.48%) at December 31, 2018	13	89
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at March 31, 2019 and 5.34% at December 31, 2018	32	33
Total debt issued by other MUAH subsidiaries	699	931
Total long-term debt	$17,335	$17,918

Note 7—Long Term Debt (Continued)

MUB Senior Debt
In March 2019, MUB issued $300 million of floating rate senior bank notes and $1.0 billion of 3.150% senior bank notes. These notes were issued as part of MUB's $12.0 billion bank note program under which MUB may issue, from time to time, senior unsecured debt obligations. At March 31, 2019, there was $4.6 billion available for issuance under the program. MUB does not have any firm commitments in place to sell notes under this program.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For additional information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, and information about the Company's valuation processes, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2018 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability and reliability of the information used to determine fair value. The Company’s policy is to recognize transfers in and out of Level 1, 2 and 3 as of the end of a reporting period. For additional information related to the fair value hierarchy, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2018 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, by major category and by valuation hierarchy level.

	March 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$3,606	$—	$—	$3,606
U.S. government-sponsored agency securities	—	37	—	—	37
State and municipal securities	—	13	—	—	13
Commercial paper	—	303	—	—	303
Corporate bonds	—	1,691	—	—	1,691
Asset-backed securities	—	230	—	—	230
Mortgage-backed securities	—	4,277	—	—	4,277
Equities	67	—	—	—	67
Interest rate derivative contracts	8	705	—	(127)	586
Commodity derivative contracts	—	18	—	(15)	3
Foreign exchange derivative contracts	1	250	—	(177)	74
Equity derivative contracts	—	—	12	(11)	1
Other derivative contracts	—	1	—	—	1
Total trading account assets	76	11,131	12	(330)	10,889
Securities available for sale:
Asset Liability Management securities:
U.S. Treasury	—	3,486	—	—	3,486
U.S. government-sponsored agencies	—	1	—	—	1
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	9,087	—	—	9,087
Privately issued	—	932	—	—	932
Privately issued - commercial mortgage-backed securities	—	1,453	—	—	1,453
Collateralized loan obligations	—	1,538	—	—	1,538
Other	—	4	—	—	4
Other debt securities:
Direct bank purchase bonds	—	—	1,124	—	1,124
Other	9	29	144	—	182
Total securities available for sale	9	16,530	1,268	—	17,807
Other assets:
Mortgage servicing rights	—	—	263	—	263
Loans held for sale	—	—	121	—	121
Interest rate hedging contracts	—	20	—	(17)	3
Other derivative contracts	—	8	2	(4)	6
Equity securities	10	—	—	—	10
Total other assets	10	28	386	(21)	403
Total assets	$95	$27,689	$1,666	$(351)	$29,099
Percentage of total	—%	95%	6%	(1)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,800	$—	$—	$2,800
Corporate bonds	—	643	—	—	643
Equities	74	—	—	—	74
Trading derivatives:
Interest rate derivative contracts	33	484	—	(284)	233
Commodity derivative contracts	—	13	—	(7)	6
Foreign exchange derivative contracts	—	157	—	(30)	127
Equity derivative contracts	—	—	12	—	12
Other derivative contracts	—	1	—	—	1
Total trading account liabilities	107	4,098	12	(321)	3,896
Other liabilities:
FDIC clawback liability	—	—	117	—	117
Other derivative contracts	—	3	2	(2)	3
Total other liabilities	—	3	119	(2)	120
Total liabilities	$107	$4,101	$131	$(323)	$4,016
Percentage of total	3%	102%	3%	(8)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$2,998	$—	$—	$2,998
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	10	—	—	10
Commercial paper	—	51	—	—	51
Other sovereign government obligations	—	—	—	—	—
Corporate bonds	—	1,367	—	—	1,367
Asset-backed securities	—	299	—	—	299
Mortgage-backed securities	—	5,785	—	—	5,785
Equities	127	—	—	—	127
Interest rate derivative contracts	9	522	—	(130)	401
Commodity derivative contracts	—	25	—	(24)	1
Foreign exchange derivative contracts	1	259	—	(170)	90
Equity derivative contracts	9	—	13	(11)	11
Total trading account assets	146	11,389	13	(335)	11,213
Securities available for sale:
Asset Liability Management securities:
U.S. Treasury	—	3,429	—	—	3,429
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	8,007	—	—	8,007
Privately issued	—	864	—	—	864
Privately issued - commercial mortgage-backed securities	—	1,162	—	—	1,162
Collateralized loan obligations	—	1,474	—	—	1,474
Other	—	4	—	—	4
Other debt securities:
Direct bank purchase bonds	—	—	1,190	—	1,190
Other	—	43	141	—	184
Total securities available for sale	—	14,983	1,331	—	16,314
Other assets:
Mortgage servicing rights	—	—	159	—	159
Loans held for sale	—	—	117	—	117
Interest rate hedging contracts	—	6	—	(3)	3
Other derivative contracts	—	26	1	(16)	11
Equity securities(2)	9	—	—	—	9
Total other assets	9	32	277	(19)	299
Total assets	$155	$26,404	$1,621	$(354)	$27,826
Percentage of total	1%	95%	6%	(2)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,753	$—	$—	$2,753
Commercial paper	—	10	—	—	10
Corporate bonds	—	717	—	—	717
Equities	70	—	—	—	70
Trading derivatives:
Interest rate derivative contracts	55	545	—	(262)	338
Commodity derivative contracts	—	18	—	(4)	14
Foreign exchange derivative contracts	—	168	—	(56)	112
Equity derivative contracts	—	—	13	—	13
Total trading account liabilities	125	4,211	13	(322)	4,027
Other liabilities:
FDIC clawback liability	—	—	116	—	116
Other derivative contracts	—	3	2	—	5
Total other liabilities	—	3	118	—	121
Total liabilities	$125	$4,214	$131	$(322)	$4,148
Percentage of total	3%	102%	3%	(8)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018. Level 3 securities available for sale at March 31, 2019 and 2018 primarily consist of direct bank purchase bonds.

	For the Three Months Ended
	March 31, 2019					March 31, 2018
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$13	$1,331	$277	$(13)	$(118)	$139	$1,600	$65	$(138)	$(119)
Total gains (losses) - realized/unrealized):
Included in income before taxes	2	—	(31)	(2)	(1)	(10)	—	7	10	—
Included in other comprehensive income	—	11	—	—	—	—	(16)	—	—	—
Purchases/additions	—	2	140	—	—	—	72	34	—	—
Settlements	(3)	(76)	—	3	—	(74)	(150)	—	74	—
Asset (liability) balance, end of period	$12	$1,268	$386	$(12)	$(119)	$55	$1,506	$106	$(54)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$2	$—	$(31)	$(2)	$(1)	$(10)	$—	$7	$10	$—

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2019.

	March 31, 2019
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$1,124	Return on equity	Market-required return on capital	8.0 - 10.0%	9.5%
			Probability of default	0.0 - 25.0	0.3
			Loss severity	10.0 - 60.0	22.2

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2019 and 2018 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2019				For the Three Months Ended March 31, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment
Impaired loans	$346	$—	$—	$346	$(15)
Other assets
Software	—	—	—	—	(2)
Premises and equipment, net	—	—	—	—	(1)
Renewable energy investment	7	—	—	7	(1)
Other	—	—	—	—	(1)
Total	$353	$—	$—	$353	$(20)

	March 31, 2018				For the Three Months Ended March 31, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment
Impaired loans	$69	$—	$—	$69	$(1)
Other assets
Software	—	—	—	—	(2)
Private equity investments	12	—	—	12	(2)
Total	$81	$—	$—	$81	$(5)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at March 31, 2019 and December 31, 2018.

	March 31, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,919	$8,919	$8,919	$—	$—
Securities borrowed or purchased under resale agreements	22,860	22,863	—	22,863	—
Securities held to maturity	10,409	10,331	—	10,331	—
Loans held for investment(1)	85,766	86,149	—	—	86,149
Other assets	50	50	50	—	—
Liabilities
Time deposits	$14,501	$14,502	$—	$14,502	$—
Securities loaned or sold under repurchase agreements	27,425	27,422	—	27,422	—
Commercial paper and other short-term borrowings	8,843	8,843	—	8,843	—
Long-term debt	17,335	17,448	—	17,448	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$98	$244	$—	$—	$244

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,350	$8,350	$8,350	$—	$—
Securities borrowed or purchased under resale agreements	22,368	22,368	—	22,368	—
Securities held to maturity	10,901	10,720	—	10,720	—
Loans held for investment(1)	84,805	84,729	—	—	84,729
Other assets	48	48	48	—	—
Liabilities
Time deposits	$11,739	$11,714	$—	$11,714	$—
Securities loaned or sold under repurchase agreements	27,285	27,285	—	27,285	—
Commercial paper and other short-term borrowings	9,263	9,263	—	9,263	—
Long-term debt	17,918	17,961	—	17,961	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$120	$242	$—	$—	$242

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments at March 31, 2019 and December 31, 2018. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2019			December 31, 2018
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$4,116	$20	$—	$674	$6	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	297,213	713	517	189,478	531	600
Commodity contracts	273	18	13	336	25	18
Foreign exchange contracts	8,801	251	157	8,475	260	168
Equity contracts	284	12	12	300	22	13
Other contracts	120	1	1	127	—	—
Total Trading	306,691	995	700	198,716	838	799
Other risk management	2,104	10	5	1,704	27	5
Total derivative instruments	$312,911	$1,025	$705	$201,094	$871	$804
We recognized net losses of $9 million on other risk management derivatives for the three months ended March 31, 2019 and net gains of $51 million for the three months ended March 31, 2018, which are included in other noninterest income.

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
Cash Flow Hedges
From time to time, the Company uses interest rate derivatives to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed loans, and to a lesser extent, to hedge interest rate risk on rollover debt.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The Company used interest rate derivatives with an aggregate notional amount of $4 billion at March 31, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $116 million at March 31, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At March 31, 2019, the weighted average remaining life of the active cash flow hedges was 2.8 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At March 31, 2019, the Company expects to reclassify approximately $93 million of losses from AOCI as a reduction to net interest income during the twelve months ending March 31, 2020. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2019.
The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three months ended March 31, 2019 and 2018.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income			Gains (Losses) Recognized in Income (Ineffective Portion)
	For the Three Months Ended March 31,			For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2019	2018	Location	2019	2018	Location	2018
Derivatives in cash flow hedging relationships
			Interest income	$(19)	$—
Interest rate contracts	$14	$(79)	Interest expense	—	—	Noninterest expense	$—
Total	$14	$(79)		$(19)	$—		$—

Fair Value Hedges
The Company engaged in an interest rate hedging strategy in which one or more interest rate derivatives were associated with a specified interest bearing liability, in order to convert the liability from a fixed rate to a floating rate instrument. This strategy mitigated the changes in fair value of the hedged liability caused by changes in the designated interest rate, LIBOR.
Prior to 2019, for fair value hedges, any ineffectiveness was recognized in noninterest expense in the period in which it arose. The change in the fair value of the hedged item and the hedging instrument, to the extent completely effective, offset with no impact on earnings.
The following table presents gains (losses) on the Company's fair value hedges and hedged item for the three months ended March 31, 2018.

	For the Three Months Ended March 31, 2018
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$(2)	$2	$—
Total	$(2)	$2	$—

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three months ended March 31, 2019 and 2018.

	Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended
(Dollars in millions)	March 31, 2019	March 31, 2018
Trading derivatives
Interest rate contracts	$(35)	$113
Equity contracts	4	17
Foreign exchange contracts	11	9
Total	$(20)	$139

Offsetting Financial Assets and Liabilities
The Company primarily enters into derivative contracts with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Credit Support Annex Agreements. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, see Note 5 "Securities Financing Arrangements" to these Consolidated Financial Statements.

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended March 31, 2019 and 2018.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$14	$(4)	$10
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	19	(5)	14
Net change	33	(9)	24
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	200	(52)	148
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	7	(2)	5
Net change	206	(54)	152
Foreign currency translation adjustment	—	—	—
Pension and other benefits:
Amortization of prior service credit(1)	(10)	3	(7)
Recognized net actuarial (gain) loss(1)	18	(5)	13
Net change	8	(2)	6
Other	2	(1)	1
Net change in AOCI	$249	$(66)	$183

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(79)	$21	$(58)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	—	—	—
Net change	(79)	21	(58)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(262)	69	(193)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	—	—	—
Less: accretion of fair value adjustment on securities available for sale	—	—	—
Amortization of net unrealized (gains) losses on held to maturity securities	4	(1)	3
Net change	(258)	68	(190)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit (1)	(10)	2	(8)
Recognized net actuarial (gain) loss(1)	24	(6)	18
Net change	14	(4)	10
Other	(1)	—	(1)
Net change in AOCI	$(327)	$86	$(241)

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended March 31, 2018 and 2019:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(58)	(193)	(2)	—	(1)	(254)
Amounts reclassified from AOCI	—	3	—	10	—	13
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, March 31, 2018	$(232)	$(423)	$—	$(590)	$(1)	$(1,246)
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	10	148	—	—	1	159
Amounts reclassified from AOCI	14	4	—	6	—	24
Balance, March 31, 2019	$(196)	$(221)	$—	$(724)	$—	$(1,141)

(1)
Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd. during the first quarter of 2018.

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three months ended March 31, 2019 and 2018. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$19	$19	$1	$1	$—	$—
Interest cost	29	25	2	2	1	1
Expected return on plan assets	(64)	(67)	(4)	(5)	—	—
Amortization of prior service credit	(6)	(6)	(4)	(4)	—	—
Recognized net actuarial loss	15	22	2	1	1	1
Total net periodic benefit (income) cost	$(7)	$(7)	$(3)	$(5)	$2	$2

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	March 31, 2019
Commitments to extend credit	$33,932
Issued standby and commercial letters of credit	4,685
Commitments to enter into forward-starting resale agreements	20
Other commitments	513
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of 1 year or less. As of March 31, 2019, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
Principal investments include direct investments in private and public companies. The Company issues commitments to provide equity and mezzanine capital financing to private and public companies through direct

Note 12—Commitments, Contingencies and Guarantees (Continued)

investments. The timing of future cash requirements to fund such commitments is generally dependent on the investment cycle. This cycle, the period over which privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, can vary based on overall market conditions as well as the nature and type of industry in which the companies operate.
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2019, the current exposure to loss under these contracts totaled $14 million, and the maximum potential exposure to loss in the future was estimated at $37 million.
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
Regional Bank
The Regional Bank provides banking products and services to individual and business customers in California, Washington, and Oregon through five major business lines.
    Consumer Banking serves consumers and small businesses through 342 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and other deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

Note 13—Business Segments (Continued)

Commercial Banking provides commercial and asset-based loans to clients across a wide range of industries with annual revenues up to $2 billion. By working with the Company's other segments, Commercial Banking clients also have access to global treasury management and capital markets solutions and foreign exchange, interest rate, and commodity risk management products.

Real Estate Industries serves professional real estate investors and developers with products such as construction loans, commercial mortgages, bridge financing and unsecured financing. Property types supported include apartment, office, retail, industrial and single-family residential on the West Coast and in select metropolitan areas across the country. Real Estate Industries also makes tax credit investments in affordable housing projects through its Community Development Finance unit referenced as LIHC investments. By working with the Company's other segments, Real Estate Industries also offers its global treasury management and capital markets solutions and foreign exchange, interest rate, and commodity risk management products.

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

PurePoint Financial serves consumers through a national online direct bank deposit platform offering savings accounts and CD products with services provided through a call center and a network of financial centers in New York, Florida, Illinois and Texas.
U.S. Wholesale & Investment Banking
U.S. Wholesale & Investment Banking delivers the full suite of MUAH products and services to large and mid-corporate customers. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). U.S. Wholesale & Investment Banking provides customers general corporate credit and structured credit services, including project finance, leasing and equipment finance, funds finance and asset-based finance. By working with the Company's other segments, U.S. Wholesale & Investment Banking offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
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
Other
"Other" includes the MUFG Fund Services segment, Markets segment, Japanese Corporate Banking segment and Corporate Treasury. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. The Japanese Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan. Corporate Treasury is responsible for ALM, wholesale funding and the ALM

Note 13—Business Segments (Continued)

investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional information regarding these risk management activities, see “Market Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
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

As of and for the Three Months Ended March 31, 2019:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$571	$100	$68	$35	$9	$783
Noninterest income	129	88	15	93	307	632
Total revenue	700	188	83	128	316	1,415
Noninterest expense	539	111	73	123	324	1,170
(Reversal of) provision for loan losses	47	(6)	(1)	—	(2)	38
Income (loss) before income taxes and including noncontrolling interests	114	83	11	5	(6)	207
Income tax expense (benefit) (1)	25	13	3	—	(13)	28
Net income (loss) including noncontrolling interests	89	70	8	5	7	179
Deduct: net loss from noncontrolling interests	—	—	—	—	5	5
Net income attributable to MUAH	$89	$70	$8	$5	$12	$184

Total assets, end of period	$74,396	$20,719	$797	$33,930	$40,865	$170,707

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 13—Business Segments (Continued)

As of and for the Three Months Ended March 31, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$526	$102	$64	$54	$79	$825
Noninterest income	111	81	14	88	88	382
Total revenue	637	183	78	142	167	1,207
Noninterest expense	502	102	57	116	307	1,084
(Reversal of) provision for loan losses	12	(18)	(1)	—	5	(2)
Income (loss) before income taxes and including noncontrolling interests	123	99	22	26	(145)	125
Income tax expense (benefit) (1)	25	138	6	6	(217)	(42)
Net income (loss) including noncontrolling interests	98	(39)	16	20	72	167
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	(1)	(1)
Net income (loss) attributable to MUAH	$98	$(39)	$16	$20	$71	$166

Total assets, end of period	$68,940	$20,032	$933	$32,661	$34,744	$157,310

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2018 Form 10-K, which is incorporated by reference herein.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements (1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: May 10, 2019	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2019	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: May 10, 2019	By:	/s/ NEAL HOLLAND
Neal Holland Controller and Chief Accounting Officer (Principal Accounting Officer)