Form 10-Q
period 2019-06-30
MUFG Americas Holdings Corp
filed 2019-08-09
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
Number of shares of Common Stock outstanding at July 31, 2019: 131,935,124
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this Form 10-Q, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors.”

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Current Expected Credit Loss
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
GAAP	Accounting principles generally accepted in the United States of America
GSIB	Global systemically important bank
HQLA	High quality liquid assets
LCR	Liquidity Coverage Ratio
LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
MRM	Market Risk Management
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
NY DFS	New York State Department of Financial Services
nm	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OREO	Other real estate owned
RMBS	Residential mortgage-backed security
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VIE	Variable interest entity

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2019	June 30, 2018	Percent Change	June 30, 2019	June 30, 2018	Percent Change
Results of operations:
Net interest income	$777	$825	(6)%	$1,560	$1,650	(5)%
Noninterest income	649	596	9	1,281	978	31
Total revenue	1,426	1,421	—	2,841	2,628	8
Noninterest expense	1,154	1,083	7	2,324	2,167	7
Pre-tax, pre-provision income(1)	272	338	(20)	517	461	12
(Reversal of) provision for credit losses	56	(19)	395	94	(21)	nm
Income before income taxes and including noncontrolling interests	216	357	(39)	423	482	(12)
Income tax expense (benefit)	20	28	(29)	48	(14)	443
Net income including noncontrolling interests	196	329	(40)	375	496	(24)
Deduct: Net loss (income) from noncontrolling interests	3	15	(80)	8	14	(43)
Net income attributable to MUAH	$199	$344	(42)	$383	$510	(25)
Balance sheet (period average):
Total assets	$170,336	$159,342	7%	$168,927	$158,396	7%
Total securities	26,504	27,129	(2)	26,801	27,287	(2)
Securities borrowed or purchased under resale agreements	23,029	20,236	14	22,660	20,447	11
Total loans held for investment	88,308	82,017	8	87,725	81,339	8
Earning assets	156,368	146,015	7	155,175	144,870	7
Total deposits	93,919	84,372	11	92,311	83,992	10
Securities loaned or sold under repurchase agreements	28,084	26,890	4	27,618	27,009	2
MUAH stockholders' equity	17,120	18,309	(6)	16,920	18,221	(7)
Performance ratios:
Return on average assets(2)	0.47%	0.86%		0.45%	0.64%
Return on average MUAH stockholders' equity(2)	4.65	7.53		4.53	5.60
Return on average MUAH tangible common equity(2)(3)	6.09	9.46		5.93	7.09
Efficiency ratio(4)	80.94	76.18		81.80	82.45
Adjusted efficiency ratio (5)	76.68	72.39		77.82	74.00
Net interest margin(2)(6)	2.00	2.28		2.03	2.30
Net loans charged-off to average total loans held for investment(2)	0.09	0.01		0.09	0.03

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	June 30, 2019	December 31, 2018	Percent Change
Balance sheet (end of period):
Total assets	$172,010	$168,100	2%
Total securities	25,595	27,215	(6)
Securities borrowed or purchased under resale agreements	24,006	22,368	7
Total loans held for investment	88,468	86,507	2
Nonperforming assets	603	422	43
Total deposits	94,588	90,979	4
Securities loaned or sold under repurchase agreements	28,917	27,285	6
Long-term debt	16,068	17,918	(10)
MUAH stockholders' equity	17,266	16,508	5
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.64%	0.55%
Allowance for loan losses to nonaccrual loans(7)	93.29	112.50
Allowance for credit losses to total loans held for investment(8)	0.76	0.71
Allowance for credit losses to nonaccrual loans(8)	111.22	145.61
Nonperforming assets to total loans held for investment and OREO	0.68	0.49
Nonperforming assets to total assets	0.35	0.25
Nonaccrual loans to total loans held for investment	0.68	0.49
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	13.82%	13.96%
Tier 1 risk-based capital ratio	13.82	13.96
Total risk-based capital ratio	14.49	14.60
Tier 1 leverage ratio	8.68	8.77
Other:
Tangible common equity ratio(10)	8.12%	7.89%

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2019 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while U.S. Wholesale & Investment Banking and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $172.0 billion at June 30, 2019.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2019 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the second quarter of 2019, revenue was comprised of 54% net interest income and 46% noninterest income. A summary of our financial results is discussed below.
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

Performance Highlights
Net income attributable to MUAH was $199 million and $383 million for the three and six months ended June 30, 2019, respectively. Net income attributable to MUAH decreased $145 million and $127 million, respectively, compared with the same periods in 2018, primarily due to a decline in net interest income from higher borrowing costs and an increase in the provision for credit losses. These decreases were partially offset by a nonrecurring loss in the first quarter of 2018 which resulted in an increase in noninterest income during the six months ended June 30, 2019. During the first quarter of 2018 the Company recorded its share of losses on certain renewable energy investments of $164 million as a result of the TCJA.
The provision for credit losses was $94 million for the six months ended June 30, 2019, compared with a reversal of $21 million for the six months ended June 30, 2018. The provision for credit losses in 2019 was primarily due to growth in unsecured consumer loan balances and the impact of specific reserves for certain impaired loans. The reversal of provision for credit losses in 2018 reflected general improvement in portfolio credit quality and refinements to the qualitative considerations used in our reserve methodology during the second quarter of 2018.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.82%, 13.82% and 14.49%, respectively, at June 30, 2019. The Tier 1 leverage ratio was 8.68% at June 30, 2019.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and the net interest margin.

	For the Three Months Ended
	June 30, 2019			June 30, 2018

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,511	$282	4.44%	$23,532	$242	4.12%
Commercial mortgage	15,581	163	4.17	14,500	152	4.21
Construction	1,638	23	5.86	1,716	20	4.79
Lease financing	1,295	24	7.49	1,477	16	4.22
Residential mortgage	38,406	336	3.50	37,111	324	3.49
Unsecured consumer and home equity	5,877	108	7.37	3,681	59	6.48
Total loans held for investment	88,308	936	4.25	82,017	813	3.97
Securities	26,504	147	2.21	27,129	164	2.42
Securities borrowed or purchased under resale agreements	23,029	84	1.47	20,236	157	3.11
Interest bearing deposits in banks	7,424	46	2.50	3,913	18	1.84
Federal funds sold	—	—	—	—	—	—
Trading account assets	10,553	90	3.45	12,386	107	3.44
Other earning assets	550	4	3.24	334	1	1.30
Total earning assets	156,368	1,307	3.35	146,015	1,260	3.46
Allowance for loan losses	(513)			(459)
Cash and due from banks	1,895			1,814
Other assets(4)	12,586			11,972
Total assets	$170,336			$159,342
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$36,977	$94	1.02%	$36,385	$51	0.56%
Savings	9,482	23	1.00	8,951	14	0.65
Time	16,140	98	2.42	5,907	21	1.44
Total interest bearing deposits	62,599	215	1.38	51,243	86	0.68
Commercial paper and other short-term borrowings	8,354	52	2.50	9,157	42	1.84
Securities loaned or sold under repurchase agreements	28,084	105	1.50	26,890	178	2.65
Long-term debt	16,562	127	3.08	14,532	94	2.57
Total borrowed funds	53,000	284	2.15	50,579	314	2.48
Trading account liabilities	3,476	26	3.05	3,739	29	3.16
Total interest bearing liabilities	119,075	525	1.77	105,561	429	1.63
Noninterest bearing deposits	31,320			33,129
Other liabilities(5)	2,755			2,244
Total liabilities	153,150			140,934
Equity
MUAH stockholders' equity	17,120			18,309
Noncontrolling interests	66			99
Total equity	17,186			18,408
Total liabilities and equity	$170,336			$159,342
Net interest income/spread (taxable-equivalent basis)		782	1.58%		831	1.83%
Impact of noninterest bearing deposits			0.37			0.39
Impact of other noninterest bearing sources			0.05			0.06
Net interest margin			2.00			2.28
Less: taxable-equivalent adjustment		5			6
Net interest income		$777			$825

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

	For the Six Months Ended
	June 30, 2019			June 30, 2018

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,390	$562	4.46%	$23,497	$468	4.01%
Commercial mortgage	15,469	324	4.19	14,418	300	4.16
Construction	1,621	44	5.53	1,764	40	4.59
Lease financing	1,263	37	5.84	1,491	31	4.22
Residential mortgage	38,416	679	3.54	36,584	635	3.47
Unsecured consumer and home equity	5,566	201	7.26	3,585	113	6.38
Total loans held for investment	87,725	1,847	4.23	81,339	1,587	3.92
Securities	26,801	312	2.33	27,287	329	2.42
Securities borrowed or purchased under resale agreements	22,660	418	3.73	20,447	283	2.79
Interest bearing deposits in banks	6,749	82	2.46	3,313	29	1.76
Federal funds sold	2	—	7.11	10	—	2.23
Trading account assets	10,692	183	3.46	12,006	199	3.34
Other earning assets	546	9	3.36	468	4	1.75
Total earning assets	155,175	2,851	3.69	144,870	2,431	3.37
Allowance for loan losses	(493)			(466)
Cash and due from banks	1,818			1,827
Other assets(4)	12,427			12,165
Total assets	$168,927			$158,396
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,035	$180	0.98%	$36,674	$92	0.50%
Savings	9,552	47	1.00	8,763	25	0.58
Time	14,529	172	2.38	5,624	37	1.34
Total interest bearing deposits	61,116	399	1.32	51,061	154	0.61
Commercial paper and other short-term borrowings	8,798	108	2.48	8,855	75	1.72
Securities loaned or sold under repurchase agreements	27,618	460	3.36	27,009	316	2.36
Long-term debt	16,806	258	3.07	14,241	174	2.43
Total borrowed funds	53,222	826	3.13	50,105	565	2.27
Trading account liabilities	3,680	55	3.02	3,671	51	2.82
Total interest-bearing liabilities	118,018	1,280	2.19	104,837	770	1.48
Noninterest bearing deposits	31,195			32,931
Other liabilities(5)	2,726			2,308
Total liabilities	151,939			140,076
Equity
MUAH stockholders' equity	16,920			18,221
Noncontrolling interests	68			99
Total equity	16,988			18,320
Total liabilities and equity	$168,927			$158,396
Net interest income/spread (taxable-equivalent basis)		1,571	1.50%		1,661	1.89%
Impact of noninterest bearing deposits			0.46			0.35
Impact of other noninterest bearing sources			0.07			0.06
Net interest margin			2.03			2.30
Less: taxable-equivalent adjustment		11			11
Net interest income		$1,560			$1,650

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income for the three and six months ended June 30, 2019 decreased $48 million and $90 million, respectively, compared with the same periods in 2018 due to a decline in the net interest margin partially offset by an increase in earning assets. The net interest margin decreased 28 and 27 basis points, respectively, primarily due to an increase in funding costs, partially offset by the favorable effect of noninterest bearing deposits. Earning assets increased primarily due to increases in interest bearing deposits in banks, and commercial and industrial, commercial mortgage, residential mortgage, and unsecured consumer loans, partially offset by a decrease in trading account assets.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and six months ended June 30, 2019 and 2018.
Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2019	June 30, 2018			June 30, 2019	June 30, 2018
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$40	$45	$(5)	(11)%	$82	$90	$(8)	(9)%
Trust and investment management fees	29	30	(1)	(3)	58	59	(1)	(2)
Trading account activities	17	(10)	27	270	36	(8)	44	nm
Securities gains, net	22	3	19	nm	23	3	20	nm
Credit facility fees	24	23	1	4	47	46	1	2
Brokerage commissions and fees	19	19	—	—	39	37	2	5
Card processing fees, net	14	13	1	8	27	25	2	8
Investment banking and syndication fees	102	88	14	16	226	177	49	28
Fees from affiliates	353	299	54	18	695	575	120	21
Other, net	29	86	(57)	(66)	48	(26)	74	285
Total noninterest income	$649	$596	$53	9	$1,281	$978	$303	31
Noninterest income increased during the three and six months ended June 30, 2019 compared with the same periods in 2018 primarily due to increases in trading account activities, gains on sale of securities, investment banking and syndication fees, and fees from affiliates from services provided to MUFG Bank, Ltd. under the master services agreement, partially offset by a decline in the fair value of mortgage servicing rights (included in other, net). In addition, the six months ended June 30, 2018, included the Company's share of losses on certain renewable energy investments of $164 million as a result of the TCJA (included in other, net).

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2019	June 30, 2018			June 30, 2019	June 30, 2018
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and employee benefits	$696	$678	$18	3%	$1,381	$1,348	$33	2%
Net occupancy and equipment	103	85	18	21	215	175	40	23
Professional and outside services	161	114	47	41	321	246	75	30
Software	72	70	2	3	152	140	12	9
Regulatory assessments	12	22	(10)	(45)	28	45	(17)	(38)
Intangible asset amortization	10	7	3	43	17	14	3	21
Other	100	107	(7)	(7)	210	199	11	6
Total noninterest expense	$1,154	$1,083	$71	7	$2,324	$2,167	$157	7

The increase in noninterest expense for the three and six months ended June 30, 2019 compared with the same period in 2018 was largely driven by increases in costs associated with services provided to MUFG Bank, Ltd. under the master services agreement.

Income Tax Expense
In the second quarter of 2019, income tax expense was $20 million and the effective tax rate was 9%, compared with $28 million and an effective tax rate of 8% in the second quarter of 2018. For the six months ended June 30, 2019, income tax expense was $48 million and the effective tax rate was 11%, compared with negative 3% in the comparative prior year period. The income tax benefit and the negative effective tax rate for the six months ended June 30, 2018 were primarily due to an adjustment to certain prior period state income taxes during the first quarter of 2018. Excluding that adjustment, the effective tax rate for the six months ended June 30, 2018 would have been 8%.
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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

			Increase (Decrease)
	June 30, 2019	December 31, 2018
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$25,226	$24,919	$307	1%
Commercial mortgage	15,769	15,354	415	3
Construction	1,656	1,613	43	3
Lease financing	1,276	1,249	27	2
Total commercial portfolio	43,927	43,135	792	2
Residential mortgage	38,369	38,439	(70)	—
Unsecured consumer and home equity	6,172	4,933	1,239	25
Total consumer portfolio	44,541	43,372	1,169	3
Total loans held for investment	$88,468	$86,507	$1,961	2

Loans held for investment increased from December 31, 2018 to June 30, 2019, primarily due to growth in the commercial and industrial, commercial mortgage and unsecured consumer loan portfolios.

Deposits
The table below presents our deposits as of June 30, 2019 and December 31, 2018.

			Increase (Decrease)
	June 30, 2019	December 31, 2018
(Dollars in millions)			Amount	Percent
Interest checking	$3,863	$3,598	$265	7%
Money market	32,519	34,373	(1,854)	(5)
Total interest bearing transaction and money market accounts	36,382	37,971	(1,589)	(4)
Savings	9,375	9,515	(140)	(1)
Time	17,106	11,739	5,367	46
Total interest bearing deposits	62,863	59,225	3,638	6
Noninterest bearing deposits	31,725	31,754	(29)	—
Total deposits	$94,588	$90,979	$3,609	4

Total deposits increased $3.6 billion from December 31, 2018 to June 30, 2019 due to an increase in time deposits, partially offset by a decrease in money market accounts due to a decline in Regional Bank and Transaction Banking deposits. The increase in time deposits was primarily related to brokered deposits and PurePoint Financial, the direct banking division of the Bank.
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

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2019, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of “well-capitalized” institutions.
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
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of June 30, 2019 and December 31, 2018.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	June 30, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$14,583	$14,256
Tier 1 capital	$14,583	$14,256
Tier 2 capital	706	648
Total risk-based capital	$15,289	$14,904
Risk-weighted assets	$105,501	$102,088
Average total assets for leverage capital purposes	$168,002	$162,550

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	June 30, 2019		December 31, 2018		June 30, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,583	13.82%	$14,256	13.96%	≥	$7,385	7.000%
Tier 1 capital (to risk-weighted assets)	14,583	13.82	14,256	13.96	≥	8,968	8.500
Total capital (to risk-weighted assets)	15,289	14.49	14,904	14.60	≥	11,078	10.500
Tier 1 leverage(2)	14,583	8.68	14,256	8.77	≥	6,720	4.000

(1)Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III rules as of June 30, 2019 and December 31, 2018.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	June 30, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$13,650	$13,316
Tier 1 capital	$13,650	$13,316
Tier 2 capital	607	589
Total risk-based capital	$14,257	$13,905
Risk-weighted assets	$95,568	$92,170
Average total assets for leverage capital purposes	$130,386	$125,461

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	June 30, 2019		December 31, 2018		June 30, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,650	14.28%	$13,316	14.45%	≥	$6,690	7.000%	≥	$6,212	6.50%
Tier 1 capital (to risk-weighted assets)	13,650	14.28	13,316	14.45	≥	8,123	8.500	≥	7,645	8.00
Total capital (to risk-weighted assets)	14,257	14.92	13,905	15.09	≥	10,035	10.500	≥	9,557	10.00
Tier 1 leverage(2)	13,650	10.47	13,316	10.61	≥	5,215	4.000	≥	6,519	5.00

(1)Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at June 30, 2019. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
(Dollars in millions)
Total MUAH stockholders' equity	$17,266	$16,508
Less: Goodwill	3,378	3,301
Less: Intangible assets, except mortgage servicing rights	278	285
Less: Deferred tax liabilities related to goodwill and intangible assets	(61)	(57)
Tangible common equity (a)	$13,671	$12,979
Total assets	$172,010	$168,100
Less: Goodwill	3,378	3,301
Less: Intangible assets, except mortgage servicing rights	278	285
Less: Deferred tax liabilities related to goodwill and intangible assets	(61)	(57)
Tangible assets (b)	$168,415	$164,571
Tangible common equity ratio (a)/(b)	8.12%	7.89%

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

The allowance for loan losses was $562 million at June 30, 2019 compared with $474 million at December 31, 2018. Our ratio of allowance for loan losses to total loans held for investment was 0.64% as of June 30, 2019 and 0.55% as of December 31, 2018. The provision for loan losses was $66 million and $125 million for the three and six months ended June 30, 2019, respectively, primarily due to growth in our unsecured consumer loan portfolio and the impact of specific reserves for certain impaired loans. Net loans charged off to average total loans held for investment were 0.09% for the three and six months ended June 30, 2019 compared with 0.01% and 0.03% for the three and six months ended June 30, 2018, respectively.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$516	$460	$474	$476
(Reversal of) provision for loan losses	66	(13)	125	(18)
Loans charged off:
Commercial and industrial	(5)	(1)	(7)	(7)
Commercial and industrial - transfer to held for sale	(9)	—	(17)	—
Commercial mortgage	—	—	(1)	—
Total commercial portfolio	(14)	(1)	(25)	(7)
Residential mortgage	1	—	1	—
Unsecured consumer and home equity	(22)	(9)	(39)	(19)
Total consumer portfolio	(21)	(9)	(38)	(19)
Total loans charged-off	(35)	(10)	(63)	(26)
Recoveries of loans previously charged-off:
Commercial and industrial	12	7	21	10
Total commercial portfolio	12	7	21	10
Unsecured consumer and home equity	3	1	5	3
Total consumer portfolio	3	1	5	3
Total recoveries of loans previously charged-off	15	8	26	13
Net loans recovered (charged-off)	(20)	(2)	(37)	(13)
Ending balance of allowance for loan losses	562	445	562	445
Allowance for losses on unfunded credit commitments	108	120	108	120
Total allowance for credit losses	$670	$565	$670	$565

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

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	June 30, 2019	December 31, 2018	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$454	$269	$185	69%
Commercial mortgage	9	12	(3)	(25)
Total commercial portfolio	463	281	182	65
Residential mortgage	120	121	(1)	(1)
Unsecured consumer and home equity	19	19	—	—
Total consumer portfolio	139	140	(1)	(1)
Total nonaccrual loans	602	421	181	43
OREO	1	1	—	—
Total nonperforming assets	$603	$422	$181	43
Troubled debt restructurings:
Accruing	$354	$299	$55	18%
Nonaccruing (included in total nonaccrual loans above)	186	136	50	37
Total troubled debt restructurings	$540	$435	$105	24

Criticized credits	$1,782	$1,264	$518	41

Allowance for loan losses to nonaccrual loans	93.29%	112.50%
Allowance for credit losses to nonaccrual loans	111.22	145.61
Nonperforming assets to total loans held for investment and OREO	0.68	0.49
Nonperforming assets to total assets	0.35	0.25
Nonaccrual loans to total loans held for investment	0.68	0.49

Criticized credits increased primarily due to loans in the utilities and real estate sectors. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for a description of criticized credits.

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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2019 and December 31, 2018. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Commercial and industrial	$170	$109	0.64%	0.42%
Commercial mortgage	104	46	0.66	0.30
Construction	62	63	3.74	3.91
Total commercial portfolio	336	218	0.76	0.51
Residential mortgage	184	196	0.48	0.51
Unsecured consumer and home equity	20	21	0.31	0.43
Total consumer portfolio	204	217	0.46	0.50
Total restructured loans	$540	$435	0.61	0.50
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $15 million and $23 million at June 30, 2019 and at December 31, 2018, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, power and utilities, real estate and leasing, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either June 30, 2019 or December 31, 2018.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2019, 65% of the Company’s construction loan portfolio was concentrated in California, 17% to borrowers in New York and 5% to borrowers in Washington. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2019, 64% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in Washington, and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.

At June 30, 2019, payment terms on 35% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans.
Unsecured consumer loans are primarily originated by marketplace lenders. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company. Home equity loans are originated principally through our branch network and private banking offices. Approximately 25% and 26% of these home equity loans and lines were supported by first liens on residential properties as of June 30, 2019 and December 31, 2018, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at June 30, 2019 and December 31, 2018.
Market Risk Management

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading and for trading. Other than trading interest rate risk arises from loans, securities, deposits, borrowings, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowing and lending transactions, derivative instruments and mortgage servicing rights. Trading interest rate risk primarily arises from trading activities at MUAH's broker-dealer subsidiary, MUSA, and derivative contracts MUB enters into as a financial intermediary for customers. For additional information regarding our market risk management policies, see “Market Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K.
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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $22.2 billion at June 30, 2019. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $3.6 billion from $91.0 billion at December 31, 2018 to $94.6 billion at June 30, 2019. As of June 30, 2019, the Bank had $13.7 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $20.9 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $4.6 billion at June 30, 2019. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At June 30, 2019, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of June 30, 2019, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.2 billion.

The Company’s total wholesale funding included $15.8 billion of long-term debt (excluding nonrecourse debt) and $8.7 billion of short-term debt at June 30, 2019. For additional information regarding our outstanding debt, see Note 6 "Commercial Paper and Other Short-Term Borrowings" and Note 7 "Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of June 30, 2019.

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

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). At June 30, 2019, the Company was in compliance with the LCR requirements.

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2018 Form 10-K. There were no material changes to these critical accounting estimates during the second quarter of 2019.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to MUAH	$199	$344	$383	$510
Add: Intangible asset amortization, net of tax	7	5	12	10
Net income attributable to MUAH, excluding intangible asset amortization (a)	$206	$349	$395	$520
Average MUAH stockholders' equity	$17,120	$18,309	$16,920	$18,221
Less: Goodwill	3,375	3,301	3,371	3,301
Less: Intangible assets, except mortgage servicing rights	283	303	289	306
Less: Deferred tax liabilities related to goodwill and intangible assets	(61)	(57)	(60)	(56)
Average MUAH tangible common equity (b)	$13,523	$14,762	$13,320	$14,670
Return on average MUAH tangible common equity (1) (a)/(b)	6.09%	9.46%	5.93%	7.09%

(1)     Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three and six months ended June 30, 2019 and 2018. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting revenue for the impact of the TCJA enhances comparability between periods.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Noninterest expense (a)	$1,154	$1,083	$2,324	$2,167
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	323	255	633	496
Noninterest expense, as adjusted (b)	$831	$828	$1,691	$1,671
Total revenue (c)	$1,426	$1,421	$2,841	$2,628
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	342	278	668	534
Less: Impact of the TCJA	—	—	—	(164)
Total revenue, as adjusted (d)	$1,084	$1,143	$2,173	$2,258
Efficiency ratio (a)/(c)	80.94%	76.18%	81.80%	82.45%
Adjusted efficiency ratio (b)/(d)	76.68%	72.39%	77.82%	74.00%

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
During the quarter ended June 30, 2019, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions occurred prior to the expiration of the Significant Reduction Exception granted to Japan and did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended June 30, 2019, the aggregate interest and fee income relating to these transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank receives deposits in Japan from, and provides settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2019, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.

We understand that MUFG Bank recognizes that following the withdrawal in May 2018 by the United States from the Joint Comprehensive Plan of Action, the United States has imposed secondary sanctions against non-U.S. persons who engage in or facilitate a broad range of transactions and activities involving Iran. We understand that MUFG Bank has taken the recent sanctions related developments into account and will monitor any future transactions relating to Iran in order to comply with applicable U.S. and Japanese regulations as well as U.S., Japanese and other international sanctions.
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
Internal Control Over Financial Reporting. During the second quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Interest Income
Loans	$934	$810	$1,841	$1,582
Securities	144	161	307	323
Securities borrowed or purchased under resale agreements	84	157	418	283
Trading assets	90	107	183	199
Other	50	19	91	33
Total interest income	1,302	1,254	2,840	2,420
Interest Expense
Deposits	215	86	399	154
Commercial paper and other short-term borrowings	52	42	108	75
Long-term debt	127	94	258	174
Securities loaned or sold under repurchase agreements	105	178	460	316
Trading liabilities	26	29	55	51
Total interest expense	525	429	1,280	770
Net Interest Income	777	825	1,560	1,650
(Reversal of) provision for credit losses	56	(19)	94	(21)
Net interest income after (reversal of) provision for credit losses	721	844	1,466	1,671
Noninterest Income
Service charges on deposit accounts	40	45	82	90
Trust and investment management fees	29	30	58	59
Trading account activities	17	(10)	36	(8)
Securities gains, net	22	3	23	3
Credit facility fees	24	23	47	46
Brokerage commissions and fees	19	19	39	37
Card processing fees, net	14	13	27	25
Investment banking and syndication fees	102	88	226	177
Fees from affiliates	353	299	695	575
Other, net	29	86	48	(26)
Total noninterest income	649	596	1,281	978
Noninterest Expense
Salaries and employee benefits	696	678	1,381	1,348
Net occupancy and equipment	103	85	215	175
Professional and outside services	161	114	321	246
Software	72	70	152	140
Regulatory assessments	12	22	28	45
Intangible asset amortization	10	7	17	14
Other	100	107	210	199
Total noninterest expense	1,154	1,083	2,324	2,167
Income before income taxes and including noncontrolling interests	216	357	423	482
Income tax expense (benefit)	20	28	48	(14)
Net Income Including Noncontrolling Interests	196	329	375	496
Deduct: Net loss (income) from noncontrolling interests	3	15	8	14
Net Income Attributable to MUAH	$199	$344	$383	$510
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Net Income Attributable to MUAH	$199	$344	$383	$510
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	56	(8)	80	(66)
Net change in unrealized gains (losses) on investment securities	146	(41)	298	(231)
Foreign currency translation adjustment	—	—	—	(2)
Pension and other postretirement benefit adjustments	6	10	12	20
Other	—	—	1	(1)
Total other comprehensive income (loss)	208	(39)	391	(280)
Comprehensive Income (Loss) Attributable to MUAH	407	305	774	230
Comprehensive income (loss) from noncontrolling interests	(3)	(15)	(8)	(14)
Total Comprehensive Income (Loss)	$404	$290	$766	$216
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2019	December 31, 2018
Assets
Cash and due from banks	$2,073	$2,061
Interest bearing deposits in banks	7,882	6,289
Total cash and cash equivalents	9,955	8,350
Securities borrowed or purchased under resale agreements	24,006	22,368
Trading account assets (includes $2,198 at June 30, 2019 and $1,239 at December 31, 2018 pledged as collateral that may be repledged)	10,910	11,213
Securities available for sale (includes $126 at June 30, 2019 and $75 at December 31, 2018 pledged as collateral that may be repledged)	15,712	16,314
Securities held to maturity (fair value $9,967 at June 30, 2019 and $10,720 at December 31, 2018)	9,883	10,901
Loans held for investment	88,468	86,507
Allowance for loan losses	(562)	(474)
Loans held for investment, net	87,906	86,033
Goodwill	3,378	3,301
Other assets	10,260	9,620
Total assets	$172,010	$168,100
Liabilities
Deposits:
Noninterest bearing	$31,725	$31,754
Interest bearing	62,863	59,225
Total deposits	94,588	90,979
Securities loaned or sold under repurchase agreements	28,917	27,285
Commercial paper and other short-term borrowings	8,685	9,263
Long-term debt	16,068	17,918
Trading account liabilities	3,805	4,027
Other liabilities	2,618	2,048
Total liabilities	154,681	151,520
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 131,935,124 shares issued and outstanding as of June 30, 2019 and December 31, 2018	132	132
Additional paid-in capital	8,157	8,176
Retained earnings	9,910	9,524
Accumulated other comprehensive loss	(933)	(1,324)
Total MUAH stockholders' equity	17,266	16,508
Noncontrolling interests	63	72
Total equity	17,329	16,580
Total liabilities and equity	$172,010	$168,100
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	For the Three Months Ended June 30, 2018 and 2019
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, March 31, 2018	$148	$8,190	$11,101	$(1,246)	$100	$18,293
Net income (loss)	—	—	344	—	(15)	329
Other comprehensive income (loss), net of tax	—	—	—	(39)	—	(39)
Compensation—restricted stock units	—	(35)	(2)	—	—	(37)
Other	—	—	1	—	—	1
Net change	—	(35)	343	(39)	(15)	254
Balance, June 30, 2018	$148	$8,155	$11,444	$(1,285)	$85	$18,547

Balance, March 31, 2019	$132	$8,193	$9,713	$(1,141)	$67	$16,964
Net income (loss)	—	—	199	—	(3)	196
Other comprehensive income (loss), net of tax	—	—	—	208	—	208
Compensation—restricted stock units	—	(36)	(2)	—	—	(38)
Other	—	—	—	—	(1)	(1)
Net change	—	(36)	197	208	(4)	365
Balance, June 30, 2019	$132	$8,157	$9,910	$(933)	$63	$17,329

	For the Six Months Ended June 30, 2018 and 2019
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	510	—	(14)	496
Other comprehensive income (loss), net of tax	—	—	—	(280)	—	(280)
Compensation—restricted stock units	—	(21)	(2)	—	—	(23)
Other(1)	—	(21)	—	21	(1)	(1)
Net change	—	(42)	508	(259)	(15)	192
Balance, June 30, 2018	$148	$8,155	$11,444	$(1,285)	$85	$18,547

Balance, December 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580
Net income (loss)	—	—	383	—	(8)	375
Other comprehensive income (loss), net of tax	—	—	—	391	—	391
Compensation—restricted stock units	—	(19)	(2)	—	—	(21)
Other	—	—	5	—	(1)	4
Net change	—	(19)	386	391	(9)	749
Balance, June 30, 2019	$132	$8,157	$9,910	$(933)	$63	$17,329

(1)	For additional information on other, see Note 10 "Accumulated Other Comprehensive Income".
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2019	2018
Cash Flows from Operating Activities:
Net income including noncontrolling interests	$375	$496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	94	(21)
Depreciation, amortization and accretion, net	248	166
Stock-based compensation—restricted stock units	41	38
Deferred income taxes	(86)	(64)
Net gains on sales of securities	(23)	(3)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(1,638)	846
Net decrease (increase) in securities loaned or sold under repurchase agreements	1,632	(858)
Net decrease (increase) in trading account assets	303	(1,753)
Net decrease (increase) in other assets	(317)	(87)
Net increase (decrease) in trading account liabilities	(222)	1,391
Net increase (decrease) in other liabilities	(96)	(225)
Loans originated for sale	(1,138)	(880)
Net proceeds from sale of loans originated for sale	1,178	623
Pension and other benefits adjustment	(21)	(25)
Other, net	20	(5)
Total adjustments	(25)	(857)
Net cash provided by (used in) operating activities	350	(361)
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,862	627
Proceeds from paydowns and maturities of securities available for sale	1,257	1,444
Purchases of securities available for sale	(2,623)	(2,729)
Proceeds from paydowns and maturities of securities held to maturity	2,633	811
Purchases of securities held to maturity	(1,749)	—
Proceeds from sales of loans	245	514
Net decrease (increase) in loans	(2,164)	(2,217)
Purchases of other investments	(55)	(153)
Other, net	(248)	(55)
Net cash provided by (used in) investing activities	158	(1,758)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	3,608	724
Net increase (decrease) in commercial paper and other short-term borrowings	(595)	2,686
Proceeds from issuance of long-term debt	1,703	4,050
Repayment of long-term debt	(3,559)	(1,995)
Other, net	(64)	(84)
Change in noncontrolling interests	(1)	—
Net cash provided by (used in) financing activities	1,092	5,381
Net change in cash, cash equivalents and restricted cash	1,600	3,262
Cash, cash equivalents and restricted cash at beginning of period	8,398	3,528
Cash, cash equivalents and restricted cash at end of period	$9,998	$6,790
Cash Paid During the Period For:
Interest	$1,322	$698
Income taxes, net	188	72
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$319	$(67)
Securities held to maturity transferred to securities available for sale	170	—
Securities available for sale transferred to securities held to maturity	—	2,006
Lease assets upon adoption of ASU 2016-02, Leases	632	—
Lease liabilities upon adoption of ASU 2016-02, Leases	740	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$9,955	$6,725
Restricted cash included in other assets	43	65
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$9,998	$6,790
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2019 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
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
Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the current expected credit loss (CECL) model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019, and requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company plans to adopt the ASU on January 1, 2020. The Company has completed the design phase of the implementation and began parallel testing in the second quarter of 2019. Management currently expects the allowance for credit losses will increase upon adoption of this ASU, primarily the allowance for consumer loans; however, the magnitude of the change is highly dependent on economic conditions and portfolio composition at the time of adoption.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Effective January 1, 2019, the Company adopted this guidance which did not significantly impact the Company's financial position or results of operations. As permitted by this guidance, the Company transferred securities held to maturity with a carrying amount of $170 million to securities available for sale upon adoption.

Note 2—Securities

Securities Available for Sale

At June 30, 2019 and December 31, 2018, the amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale are presented below.

	June 30, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$2,287	$1	$25	$2,263
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,345	34	48	8,331
Privately issued	918	7	4	921
Privately issued - commercial mortgage-backed securities	1,493	49	—	1,542
Collateralized loan obligations	1,540	1	6	1,535
Other	4	—	—	4
Asset Liability Management securities	14,587	92	83	14,596
Other debt securities:
Direct bank purchase bonds	927	34	18	943
Other	172	2	1	173
Total securities available for sale	$15,686	$128	$102	$15,712

	December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset Liability Management securities:
U.S. Treasury	$3,572	$1	$144	$3,429
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	8,168	7	168	8,007
Privately issued	887	—	23	864
Privately issued - commercial mortgage-backed securities	1,179	3	20	1,162
Collateralized loan obligations	1,492	—	18	1,474
Other	4	—	—	4
Asset Liability Management securities	15,302	11	373	14,940
Other debt securities:
Direct bank purchase bonds	1,190	30	30	1,190
Other	188	—	4	184
Total securities available for sale	$16,680	$41	$407	$16,314

Note 2—Securities (Continued)

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2019 and December 31, 2018 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2019
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$—	$—	$2,113	$25	$2,113	$25
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1,161	6	3,700	42	4,861	48
Privately issued	19	—	383	4	402	4
Privately issued - commercial mortgage-backed securities	32	—	29	—	61	—
Collateralized loan obligations	838	3	263	3	1,101	6
Asset Liability Management securities	2,050	9	6,488	74	8,538	83
Other debt securities:
Direct bank purchase bonds	1	1	332	17	333	18
Other	25	1	4	—	29	1
Total securities available for sale	$2,076	$11	$6,824	$91	$8,900	$102

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset Liability Management securities:
U.S. Treasury	$147	$1	$3,182	$143	$3,329	$144
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	1,941	8	4,797	160	6,738	168
Privately issued	398	7	383	16	781	23
Privately issued - commercial mortgage-backed securities	364	6	512	14	876	20
Collateralized loan obligations	1,428	18	—	—	1,428	18
Asset Liability Management securities	4,278	40	8,874	333	13,152	373
Other debt securities:
Direct bank purchase bonds	221	6	417	24	638	30
Other	178	4	4	—	182	4
Total securities available for sale	$4,677	$50	$9,295	$357	$13,972	$407

At June 30, 2019, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2019, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an

Note 2—Securities (Continued)

estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2019, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2019
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
Asset Liability Management securities:
U.S. Treasury	$—	$1,180	$1,083	$—	$2,263
Residential mortgage-backed securities:
U.S. government agency and government-sponsored agencies	—	322	1,152	6,857	8,331
Privately issued	—	—	—	921	921
Privately issued - commercial mortgage-backed securities	—	32	60	1,450	1,542
Collateralized loan obligations	—	—	473	1,062	1,535
Other	—	4	—	—	4
Asset Liability Management securities	—	1,538	2,768	10,290	14,596
Other debt securities:
Direct bank purchase bonds	—	334	496	113	943
Other	3	150	—	20	173
Total debt securities available for sale	$3	$2,022	$3,264	$10,423	$15,712

The gross realized gains and losses from sales of available for sale securities for the three and six months ended June 30, 2019 and 2018 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Gross realized gains	$22	$3	$23	$3

Note 2—Securities (Continued)

Securities Held to Maturity
At June 30, 2019 and December 31, 2018, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	June 30, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$278	$—	$—	$278	$—	$—	$278
U.S. government-sponsored agencies	599	—	—	599	—	3	596
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	7,792	1	91	7,702	94	32	7,764
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,338	—	34	1,304	32	7	1,329
Total securities held to maturity	$10,007	$1	$125	$9,883	$126	$42	$9,967

	December 31, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury	$528	$—	$—	$528	$1	$2	$527
U.S. government-sponsored agencies	722	—	—	722	1	—	723
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	8,302	1	96	8,207	11	191	8,027
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	1,486	—	42	1,444	17	18	1,443
Total securities held to maturity	$11,038	$1	$138	$10,901	$30	$211	$10,720

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2019 and December 31, 2018 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2019
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$4	$—	$—	$249	$—	$—	$253	$—	$—
U.S. government-sponsored agencies	297	—	3	—	—	—	297	—	3
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	957	1	—	5,802	90	32	6,759	91	32
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	—	—	—	1,285	34	7	1,285	34	7
Total securities held to maturity	$1,258	$1	$3	$7,336	$124	$39	$8,594	$125	$42

	December 31, 2018
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury	$—	$—	$—	$496	$—	$2	$496	$—	$2
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	668	—	11	7,191	96	180	7,859	96	191
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	29	—	—	1,396	42	18	1,425	42	18
Total securities held to maturity	$697	$—	$11	$9,083	$138	$200	$9,780	$138	$211

Note 2—Securities (Continued)

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2019
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury	$276	$276	$2	$2	$—	$—	$—	$—	$278	$278
U.S. government-sponsored agencies	—	—	—	—	599	596	—	—	599	596
U.S. government agency and government-sponsored agencies - residential mortgage-backed securities	—	—	—	—	892	893	6,810	6,871	7,702	7,764
U.S. government agency and government-sponsored agencies - commercial mortgage-backed securities	—	—	748	772	—	—	556	557	1,304	1,329
Total securities held to maturity	$276	$276	$750	$774	$1,491	$1,489	$7,366	$7,428	$9,883	$9,967

Securities Pledged and Received as Collateral
At June 30, 2019 and December 31, 2018, the Company pledged $12.3 billion and $11.9 billion of available for sale and trading securities as collateral, respectively, of which $2.3 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At June 30, 2019 and December 31, 2018, the Company received $32.1 billion and $33.1 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $32.1 billion and $33.1 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $31.5 billion and $32.1 billion at June 30, 2019 and December 31, 2018, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2018 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at June 30, 2019 and December 31, 2018.

(Dollars in millions)	June 30, 2019	December 31, 2018
Loans held for investment:
Commercial and industrial	$25,226	$24,919
Commercial mortgage	15,769	15,354
Construction	1,656	1,613
Lease financing	1,276	1,249
Total commercial portfolio	43,927	43,135
Residential mortgage	38,369	38,439
Unsecured consumer and home equity	6,172	4,933
Total consumer portfolio	44,541	43,372
Total loans held for investment(1)	88,468	86,507
Allowance for loan losses	(562)	(474)
Loans held for investment, net	$87,906	$86,033

(1)	Includes $342 million and $340 million at June 30, 2019 and December 31, 2018, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended June 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$389	$122	$5	$516
(Reversal of) provision for loan losses	20	51	(5)	66
Loans charged-off	(14)	(21)	—	(35)
Recoveries of loans previously charged-off	12	3	—	15
Allowance for loan losses, end of period	$407	$155	$—	$562

	For the Three Months Ended June 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$371	$84	$5	$460
(Reversal of) provision for loan losses	(15)	2	—	(13)
Loans charged-off	(1)	(9)	—	(10)
Recoveries of loans previously charged-off	7	1	—	8
Allowance for loan losses, end of period	$362	$78	$5	$445

	For the Six Months Ended June 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
(Reversal of) provision for loan losses	52	78	(5)	125
Loans charged-off	(25)	(38)	—	(63)
Recoveries of loans previously charged-off	21	5	—	26
Allowance for loan losses, end of period	$407	$155	$—	$562

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Six Months Ended June 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	(1)	8	(25)	(18)
Loans charged-off	(7)	(19)	—	(26)
Recoveries of loans previously charged-off	10	3	—	13
Allowance for loan losses, end of period	$362	$78	$5	$445
The following tables show the allowance for loan losses and related loan balances by portfolio segment as of June 30, 2019 and December 31, 2018.

	June 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$119	$12	$—	$131
Collectively evaluated for impairment	288	143	—	431
Total allowance for loan losses	$407	$155	$—	$562

Loans held for investment:
Individually evaluated for impairment	$678	$263	$—	$941
Collectively evaluated for impairment	43,249	44,278	—	87,527
Total loans held for investment	$43,927	$44,541	$—	$88,468

	December 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$62	$13	$—	$75
Collectively evaluated for impairment	297	97	5	399
Total allowance for loan losses	$359	$110	$5	$474

Loans held for investment:
Individually evaluated for impairment	$450	$280	$—	$730
Collectively evaluated for impairment	42,685	43,092	—	85,777
Total loans held for investment	$43,135	$43,372	$—	$86,507

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2019 and December 31, 2018.

(Dollars in millions)	June 30, 2019	December 31, 2018
Commercial and industrial	$454	$269
Commercial mortgage	9	12
Total commercial portfolio	463	281
Residential mortgage	120	121
Unsecured consumer and home equity	19	19
Total consumer portfolio	139	140
Total nonaccrual loans	$602	$421
Troubled debt restructured loans that continue to accrue interest	$354	$299
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$186	$136

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the aging of the balance of loans held for investment by class as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,170	$117	$215	$332	$26,502
Commercial mortgage	15,753	13	3	16	15,769
Construction	1,656	—	—	—	1,656
Total commercial portfolio	43,579	130	218	348	43,927
Residential mortgage	38,153	178	38	216	38,369
Unsecured consumer and home equity	6,129	31	12	43	6,172
Total consumer portfolio	44,282	209	50	259	44,541
Total loans held for investment	$87,861	$339	$268	$607	$88,468

	December 31, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,114	$18	$36	$54	$26,168
Commercial mortgage	15,333	17	4	21	15,354
Construction	1,593	20	—	20	1,613
Total commercial portfolio	43,040	55	40	95	43,135
Residential mortgage	38,218	175	46	221	38,439
Unsecured consumer and home equity	4,893	28	12	40	4,933
Total consumer portfolio	43,111	203	58	261	43,372
Total loans held for investment	$86,151	$258	$98	$356	$86,507

Loans held for investment 90 days or more past due and still accruing interest totaled $15 million at June 30, 2019 and $23 million at December 31, 2018.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	June 30, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,168	$601	$733	$26,502
Commercial mortgage	15,506	42	221	15,769
Construction	1,471	123	62	1,656
Total commercial portfolio	$42,145	$766	$1,016	$43,927

	December 31, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,191	$355	$622	$26,168
Commercial mortgage	15,138	105	111	15,354
Construction	1,542	8	63	1,613
Total commercial portfolio	$41,871	$468	$796	$43,135

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $5 million and $6 million of loans covered by FDIC loss share agreements, at June 30, 2019 and December 31, 2018, respectively.

	June 30, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$38,246	$120	$38,366
Unsecured consumer and home equity	6,151	19	6,170
Total consumer portfolio	$44,397	$139	$44,536

	December 31, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage	$38,314	$121	$38,435
Unsecured consumer and home equity	4,912	19	4,931
Total consumer portfolio	$43,226	$140	$43,366

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at June 30, 2019 and December 31, 2018. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	June 30, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$31,793	$5,774	$409	$37,976
Unsecured consumer and home equity	4,102	1,966	55	6,123
Total consumer portfolio	$35,895	$7,740	$464	$44,099
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2018
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage	$31,589	$6,022	$434	$38,045
Unsecured consumer and home equity	3,349	1,448	52	4,849
Total consumer portfolio	$34,938	$7,470	$486	$42,894
Percentage of total	82%	17%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	June 30, 2019
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$36,753	$1,191	$5	$27	$37,976
Home equity loans	1,922	222	11	24	2,179
Total consumer portfolio	$38,675	$1,413	$16	$51	$40,155
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage	$36,604	$1,361	$4	$75	$38,044
Home equity loans	1,966	221	12	24	2,223
Total consumer portfolio	$38,570	$1,582	$16	$99	$40,267
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of June 30, 2019 and December 31, 2018. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $51 million and $49 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2019 and December 31, 2018, respectively.

(Dollars in millions)	June 30, 2019	December 31, 2018
Commercial and industrial	$170	$109
Commercial mortgage	104	46
Construction	62	63
Total commercial portfolio	336	218
Residential mortgage	184	196
Unsecured consumer and home equity	20	21
Total consumer portfolio	204	217
Total restructured loans	$540	$435

For the second quarter of 2019, TDR modifications in the commercial portfolio segment were substantially composed of interest rate changes, maturity extensions, forbearance, conversions from revolving lines of credit to term loans, or some combination thereof. In the consumer portfolio segment, modifications were largely composed of interest rate reductions and maturity extensions. There were no charge-offs related to TDR modifications for the six months ended June 30, 2019 and June 30, 2018. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$62	$62	$103	$103
Commercial mortgage	60	59	62	61
Total commercial portfolio	122	121	165	164
Residential mortgage	1	1	5	5
Unsecured consumer and home equity	—	—	1	1
Total consumer portfolio	1	1	6	6
Total	$123	$122	$171	$170

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$90	$90	$104	$104
Total commercial portfolio	90	90	104	104
Residential mortgage	1	1	2	2
Unsecured consumer and home equity	1	1	1	1
Total consumer portfolio	2	2	3	3
Total	$92	$92	$107	$107

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2019 and 2018, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Commercial and industrial	$40	$40
Commercial mortgage	—	1
Total commercial portfolio	40	41
Total	$40	$41

(Dollars in millions)	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Residential mortgage	$2	$2
Total consumer portfolio	2	2
Total	$2	$2

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
The following tables show information about impaired loans by class as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$498	$6	$504	$119	$552	$26
Commercial mortgage	11	101	112	—	11	101
Construction	—	62	62	—	—	62
Total commercial portfolio	509	169	678	119	563	189
Residential mortgage	167	64	231	12	175	77
Unsecured consumer and home equity	21	11	32	—	22	19
Total consumer portfolio	188	75	263	12	197	96
Total	$697	$244	$941	$131	$760	$285

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$299	$22	$321	$61	$372	$39
Commercial mortgage	25	41	66	1	25	41
Construction	—	63	63	—	—	63
Total commercial portfolio	324	126	450	62	397	143
Residential mortgage	175	71	246	12	184	85
Unsecured consumer and home equity	22	12	34	1	22	21
Total consumer portfolio	197	83	280	13	206	106
Total	$521	$209	$730	$75	$603	$249

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and six months ended June 30, 2019 and 2018 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$545	$2	$296	$3	$488	$5	$294	$5
Commercial mortgage	100	4	51	8	82	6	44	18
Construction	62	5	111	2	62	6	120	4
Total commercial portfolio	707	11	458	13	632	17	458	27
Residential mortgage	236	3	264	3	240	6	268	7
Unsecured consumer and home equity	33	1	38	1	33	3	40	2
Total consumer portfolio	269	4	302	4	273	9	308	9
Total	$976	$15	$760	$17	$905	$26	$766	$36

Loans Held for Sale

The following table presents loan transfers from held for investment to held for sale and proceeds from sales of loans during the three and six months ended June 30, 2019 and 2018 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(Dollars in millions)	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale
Commercial portfolio	$249	$124	$24	$274	$320	$245	$(67)	$514
Consumer portfolio	(1)	—	—	—	(1)	—	—	—
Total	$248	$124	$24	$274	$319	$245	$(67)	$514

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018.

	June 30, 2019
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$34	$34	$—	$—
Leasing investments	—	443	119	562	14	14
Total consolidated VIEs	$—	$443	$153	$596	$14	$14

	December 31, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$43	$43	$—	$—
Leasing investments	—	570	122	692	17	17
Total consolidated VIEs	$—	$570	$165	$735	$17	$17

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at June 30, 2019 and December 31, 2018. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the six months ended June 30, 2019 and June 30, 2018, the Company had noncash increases in unfunded commitments on LIHC investments of $94 million and $45 million, respectively, included within other liabilities.

	June 30, 2019
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$27	$202	$1,011	$1,240	$219	$219	$1,240
Renewable energy investments	16	—	—	1,323	1,339	—	—	1,358
Other investments	—	—	16	64	80	4	4	119
Total unconsolidated VIEs	$16	$27	$218	$2,398	$2,659	$223	$223	$2,717

	December 31, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$198	$976	$1,202	$165	$165	$1,202
Renewable energy investments	26	—	19	1,401	1,446	14	14	1,467
Other investments	—	—	—	35	35	—	—	79
Total unconsolidated VIEs	$26	$28	$217	$2,412	$2,683	$179	$179	$2,748

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and six months ended June 30, 2019 and 2018.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$1	$2	$3	$4
Amortization of LIHC investments included in income tax expense	30	34	64	68
Tax credits and other tax benefits from LIHC investments included in income tax expense	41	47	86	91

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

Note 5—Securities Financing Arrangements
The Company enters into repurchase agreements and securities lending agreements to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Under these agreements and transactions, the Company either receives or provides collateral in the form of securities. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. In certain cases, the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty. For additional information related to securities pledged and received as collateral, see Note 2 "Securities" to these Consolidated Financial Statements.

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged at June 30, 2019 and December 31, 2018.

	June 30, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$12,922	$1,662	$—	$987	$15,571
U.S. government-sponsored agency securities	168	—	—	—	168
Other sovereign government obligations	—	—	9	—	9
Money market securities	—	—	201	—	201
Mortgage-backed securities	5,135	2,750	6,813	1,250	15,948
Corporate bonds	1,002	196	1,019	—	2,217
State and municipal securities	553	—	183	—	736
Equity securities	548	225	250	—	1,023
Total	$20,328	$4,833	$8,475	$2,237	$35,873
Securities loaned:
U.S. Treasury securities	14	—	—	—	14
Equity securities	368	175	—	—	543
Total	$382	$175	$—	$—	$557

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase:
U.S. Treasury securities	$9,416	$2,945	$2,991	$335	$15,687
U.S. government-sponsored agency securities	264	—	55	—	319
Money market securities	—	—	49	—	49
Asset-backed securities	—	—	282	—	282
Mortgage-backed securities	9,803	1,640	7,569	—	19,012
Corporate bonds	682	130	1,227	—	2,039
State and municipal securities	115	245	188	—	548
Equity securities	387	220	255	—	862
Total	$20,667	$5,180	$12,616	$335	$38,798
Securities loaned:
Corporate bonds	$1	$—	$—	$—	$1
Equity securities	92	—	—	—	92
Total	$93	$—	$—	$—	$93

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

The following tables present the offsetting of financial assets and liabilities at June 30, 2019 and December 31, 2018.

	June 30, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,297	$337	$960	$30	$—	$930
Securities borrowed or purchased under resale agreements	31,519	7,513	24,006	23,910	—	96
Total	$32,816	$7,850	$24,966	$23,940	$—	$1,026
Financial Liabilities:
Derivative liabilities	$713	$365	$348	$114	$1	$233
Securities loaned or sold under repurchase agreements	36,430	7,513	28,917	27,915	—	1,002
Total	$37,143	$7,878	$29,265	$28,029	$1	$1,235

Note 5—Securities Financing Arrangements (Continued)

	December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$871	$354	$517	$14	$—	$503
Securities borrowed or purchased under resale agreements	33,974	11,606	22,368	22,291	—	77
Total	$34,845	$11,960	$22,885	$22,305	$—	$580
Financial Liabilities:
Derivative liabilities	$804	$322	$482	$69	$—	$413
Securities loaned or sold under repurchase agreements	38,891	11,606	27,285	26,434	—	851
Total	$39,695	$11,928	$27,767	$26,503	$—	$1,264

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	June 30, 2019	December 31, 2018
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 2.44% and 2.39% at June 30, 2019 and December 31, 2018, respectively	$888	$382
Federal Home Loan Bank advances, with a weighted average interest rate of 2.56% and 2.52% at June 30, 2019 and December 31, 2018, respectively	6,950	7,800
Total debt issued by MUB	7,838	8,182
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 2.73% and 3.01% at June 30, 2019 and December 31, 2018, respectively	69	145
Short-term debt due to affiliates, with weighted average interest rates of (-0.09)% and (-0.07)% at June 30, 2019 and December 31, 2018, respectively	778	936
Total debt issued by other MUAH subsidiaries	847	1,081
Total commercial paper and other short-term borrowings	$8,685	$9,263

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.5 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or U.S. Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At June 30, 2019, MUSA had JPY 84 billion (USD 778 million equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	June 30, 2019	December 31, 2018
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$398	$398
Fixed rate 3.00% notes due February 2025	397	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2021. This note, which bears interest at 0.81% above 3-month LIBOR, had a rate of 3.24% at June 30, 2019 and 3.58% at December 31, 2018	1,625	1,625
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 3.33% at June 30, 2019 and 3.67% at December 31, 2018	3,250	3,250
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 3.42% at June 30, 2019 and 3.76% at December 31, 2018	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at June 30, 2019 and December 31, 2018	24	24
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 4.11% at June 30, 2019 and 4.49% at December 31, 2018	37	36
Total debt issued by MUAH	7,356	7,355

Debt issued by MUB
Senior debt:
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 3.07% at June 30, 2019	299	—
Fixed rate 2.25% notes due May 2019	—	498
Fixed rate 3.15% notes due April 2022	997	—
Fixed rate FHLB of San Francisco advances due between July 2019 and December 2023. These notes bear a combined weighted average rate of 2.84% at June 30, 2019 and 2.66% at December 31, 2018	6,700	9,100
Other	37	34
Total debt issued by MUB	8,033	9,632

Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 2.33% at June 30, 2019 and 2.80% at December 31, 2018	250	250
Various fixed rate borrowings due between September 2019 and May 2024 with a weighted average interest rate of 1.79% (between 0.14% and 2.44%) at June 30, 2019 and 1.82% (between 0.14% and 2.44%) at December 31, 2018	205	244
Subordinated debt due to Affiliate:
Floating rate borrowings due March 2019. These notes, which bore interest above 6-month LIBOR had an interest rate of 4.13% at December 31, 2018	—	75
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 2.65% at June 30, 2019 and 4.09% (between 2.75% and 4.17%) at December 31, 2018	3	53
Fixed rate non-recourse borrowings due between March 2020 and July 2023 which had an interest rate of 3.05% (between 1.96% and 3.72%) at June 30, 2019 and 3.05% at December 31, 2018	174	187
Other non-recourse debt:
Various floating rate non-recourse borrowings due between July 2019 and February 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 4.60% (between 4.51% and 4.66%) at June 30, 2019 and 4.21% (between 4.17% and 4.48%) at December 31, 2018	16	89
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at June 30, 2019 and December 31, 2018	31	33
Total debt issued by other MUAH subsidiaries	679	931
Total long-term debt	$16,068	$17,918

Note 7—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at June 30, 2019 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2019	$—	$1,224	$23	$1,247
2020	—	1,525	221	1,746
2021	1,625	1,925	189	3,739
2022	3,648	1,797	42	5,487
2023	1,649	1,551	133	3,333
Thereafter	434	11	71	516
Total long-term debt	$7,356	$8,033	$679	$16,068
MUB Senior Debt
In March 2019, MUB issued $300 million of floating rate senior bank notes and $1.0 billion of 3.150% senior bank notes. These notes were issued as part of MUB's $12.0 billion bank note program under which MUB may issue, from time to time, senior unsecured debt obligations. At June 30, 2019, there was $4.6 billion available for issuance under the program. MUB does not have any firm commitments in place to sell notes under this program.

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018, by major category and by valuation hierarchy level.

	June 30, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$3,409	$—	$—	$3,409
U.S. government-sponsored agency securities	—	115	—	—	115
State and municipal securities	—	13	—	—	13
Commercial paper	—	201	—	—	201
Corporate bonds	—	1,189	—	—	1,189
Asset-backed securities	—	403	—	—	403
Mortgage-backed securities	—	4,521	—	—	4,521
Other trading securities	—	5	—	—	5
Equities	101	—	—	—	101
Interest rate derivative contracts	9	990	—	(121)	878
Commodity derivative contracts	—	16	—	(15)	1
Foreign exchange derivative contracts	—	255	—	(182)	73
Equity derivative contracts	—	—	12	(11)	1
Total trading account assets	110	11,117	12	(329)	10,910
Securities available for sale:
Asset Liability Management securities:
U.S. Treasury	—	2,263	—	—	2,263
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	8,331	—	—	8,331
Privately issued	—	921	—	—	921
Privately issued - commercial mortgage-backed securities	—	1,542	—	—	1,542
Collateralized loan obligations	—	1,535	—	—	1,535
Other	—	4	—	—	4
Other debt securities:
Direct bank purchase bonds	—	—	943	—	943
Other	—	28	145	—	173
Total securities available for sale	—	14,624	1,088	—	15,712
Other assets:
Mortgage servicing rights	—	—	218	—	218
Loans held for sale	—	—	298	—	298
Interest rate hedging contracts	—	1	—	—	1
Other derivative contracts	—	11	3	(8)	6
Equity securities	10	—	—	—	10
Total other assets	10	12	519	(8)	533
Total assets	$120	$25,753	$1,619	$(337)	$27,155
Percentage of total	—%	95%	6%	(1)%	100%
Percentage of total Company assets	—%	15%	1%	—%	16%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,832	$—	$—	$2,832
Corporate bonds	—	544	—	—	544
Equities	89	—	—	—	89
Trading derivatives:
Interest rate derivative contracts	40	475	—	(331)	184
Commodity derivative contracts	—	13	—	(9)	4
Foreign exchange derivative contracts	—	164	—	(24)	140
Equity derivative contracts	—	—	12	—	12
Total trading account liabilities	129	4,028	12	(364)	3,805
Other liabilities:
FDIC clawback liability	—	—	119	—	119
Other derivative contracts	—	3	6	(1)	8
Total other liabilities	—	3	125	(1)	127
Total liabilities	$129	$4,031	$137	$(365)	$3,932
Percentage of total	3%	103%	3%	(9)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury securities	$—	$2,998	$—	$—	$2,998
U.S. government-sponsored agency securities	—	73	—	—	73
State and municipal securities	—	10	—	—	10
Commercial paper	—	51	—	—	51
Corporate bonds	—	1,367	—	—	1,367
Asset-backed securities	—	299	—	—	299
Mortgage-backed securities	—	5,785	—	—	5,785
Equities	127	—	—	—	127
Interest rate derivative contracts	9	522	—	(130)	401
Commodity derivative contracts	—	25	—	(24)	1
Foreign exchange derivative contracts	1	259	—	(170)	90
Equity derivative contracts	9	—	13	(11)	11
Total trading account assets	146	11,389	13	(335)	11,213
Securities available for sale:
Asset Liability Management securities:
U.S. Treasury	—	3,429	—	—	3,429
Residential mortgage-backed securities:
U.S government and government-sponsored agencies	—	8,007	—	—	8,007
Privately issued	—	864	—	—	864
Privately issued - commercial mortgage-backed securities	—	1,162	—	—	1,162
Collateralized loan obligations	—	1,474	—	—	1,474
Other	—	4	—	—	4
Other debt securities:
Direct bank purchase bonds	—	—	1,190	—	1,190
Other	—	43	141	—	184
Total securities available for sale	—	14,983	1,331	—	16,314
Other assets:
Mortgage servicing rights	—	—	159	—	159
Loans held for sale	—	—	117	—	117
Interest rate hedging contracts	—	6	—	(3)	3
Other derivative contracts	—	26	1	(16)	11
Equity securities(2)	9	—	—	—	9
Total other assets	9	32	277	(19)	299
Total assets	$155	$26,404	$1,621	$(354)	$27,826
Percentage of total	—%	95%	6%	(1)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
Securities sold, not yet purchased:
U.S. Treasury	$—	$2,753	$—	$—	$2,753
Commercial paper	—	10	—	—	10
Corporate bonds	—	717	—	—	717
Equities	70	—	—	—	70
Trading derivatives:
Interest rate derivative contracts	55	545	—	(262)	338
Commodity derivative contracts	—	18	—	(4)	14
Foreign exchange derivative contracts	—	168	—	(56)	112
Equity derivative contracts	—	—	13	—	13
Total trading account liabilities	125	4,211	13	(322)	4,027
Other liabilities:
FDIC clawback liability	—	—	116	—	116
Other derivative contracts	—	3	2	—	5
Total other liabilities	—	3	118	—	121
Total liabilities	$125	$4,214	$131	$(322)	$4,148
Percentage of total	3%	102%	3%	(8)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018. Level 3 securities available for sale at June 30, 2019 and 2018 primarily consist of direct bank purchase bonds.

	For the Three Months Ended
	June 30, 2019					June 30, 2018
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$12	$1,268	$386	$(12)	$(119)	$55	$1,506	$106	$(54)	$(119)
Total gains (losses) - realized/unrealized:
Included in income before taxes		—	(45)		(6)	4	—	2	(4)	—
Included in other comprehensive income		9	—			—	(1)	—	—	—
Purchases/additions		2	178			—	1	41	—	—
Settlements		(191)	—			(9)	(11)	—	9	—
Asset (liability) balance, end of period	$12	$1,088	$519	$(12)	$(125)	$50	$1,495	$149	$(49)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$(45)	$—	$(6)	$4	$—	$2	$(4)	$—

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Six Months Ended
	June 30, 2019					June 30, 2018
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$13	$1,331	$277	$(13)	$(118)	$139	$1,600	$65	$(138)	$(119)
Total gains (losses) - realized/unrealized):
Included in income before taxes	2	—	(76)	(2)	(7)	(6)	—	9	6	—
Included in other comprehensive income	—	20	—	—	—	—	(17)	—	—	—
Purchases/additions	—	4	318	—	—	—	73	75	—	—
Settlements	(3)	(267)	—	3	—	(83)	(161)	—	83	—
Asset (liability) balance, end of period	$12	$1,088	$519	$(12)	$(125)	$50	$1,495	$149	$(49)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$2	$—	$(76)	$(2)	$(7)	$(6)	$—	$9	$6	$—

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at June 30, 2019.

	June 30, 2019
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$943	Return on equity	Market-required return on capital	8.0 - 10.0%	9.4%
			Probability of default	0.0 - 25.0	0.3
			Loss severity	10.0 - 45.0	20.2

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2019 and 2018 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2019				For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment
Impaired loans	$210	$—	$—	$210	$12	$(3)
Other assets
Software	—	—	—	—	(1)	(3)
Premises and equipment, net	—	—	—	—	—	(1)
Loans held for sale	114	—	—	114	(9)	(9)
Renewable energy investment	—	—	—	—	—	(1)
Other	—	—	—	—	—	(1)
Total	$324	$—	$—	$324	$2	$(18)

	June 30, 2018				For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment
Impaired loans	$122	$—	$—	$122	$(13)	$(14)
Other assets
Software	—	—	—	—	—	(2)
Private equity investments	10	—	—	10	—	(2)
Renewable energy investment	2	—	—	2	(2)	(2)
Consolidated LIHC VIE	54	—	—	54	(8)	(8)
Total	$188	$—	$—	$188	$(23)	$(28)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at June 30, 2019 and December 31, 2018.

	June 30, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,955	$9,955	$9,955	$—	$—
Securities borrowed or purchased under resale agreements	24,006	24,022	—	24,022	—
Securities held to maturity	9,883	9,967	—	9,967	—
Loans held for investment(1)	86,685	87,544	—	—	87,544
Other assets	43	43	43	—	—
Liabilities
Time deposits	$17,106	$17,162	$—	$17,162	$—
Securities loaned or sold under repurchase agreements	28,917	28,924	—	28,924	—
Commercial paper and other short-term borrowings	8,685	8,685	—	8,685	—
Long-term debt	16,068	16,274	—	16,274	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$86	$266	$—	$—	$266

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,350	$8,350	$8,350	$—	$—
Securities borrowed or purchased under resale agreements	22,368	22,368	—	22,368	—
Securities held to maturity	10,901	10,720	—	10,720	—
Loans held for investment(1)	84,805	84,729	—	—	84,729
Other assets	48	48	48	—	—
Liabilities
Time deposits	$11,739	$11,714	$—	$11,714	$—
Securities loaned or sold under repurchase agreements	27,285	27,285	—	27,285	—
Commercial paper and other short-term borrowings	9,263	9,263	—	9,263	—
Long-term debt	17,918	17,961	—	17,961	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$120	$242	$—	$—	$242

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments at June 30, 2019 and December 31, 2018. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2019			December 31, 2018
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$3,597	$1	$—	$674	$6	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	312,281	999	515	189,478	531	600
Commodity contracts	189	16	13	336	25	18
Foreign exchange contracts	9,040	255	164	8,475	260	168
Equity contracts	114	12	12	300	22	13
Other contracts	64	—	—	127	—	—
Total Trading	321,688	1,282	704	198,716	838	799
Other risk management	2,649	14	9	1,704	27	5
Total derivative instruments	$327,934	$1,297	$713	$201,094	$871	$804

We recognized net gains of $16 million and $7 million on other risk management derivatives for the three and six months ended June 30, 2019, respectively, and net losses of $49 million and net gains of $2 million for the three and six months ended June 30, 2018, which are included in other noninterest income.

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The Company used interest rate derivatives with an aggregate notional amount of $3.5 billion at June 30, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $69 million at June 30, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At June 30, 2019, the weighted average remaining life of the active cash flow hedges was 2.8 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At June 30, 2019, the Company expects to reclassify approximately $78 million of losses from AOCI as a reduction to net interest income during the twelve months ending June 30, 2020. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2019.
The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income			(Gains) Losses Recognized in Income (Ineffective Portion)
	For the Three Months Ended June 30,			For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2019	2018	Location	2019	2018	Location	2018
Derivatives in cash flow hedging relationships
			Interest income	$(21)	$(8)
Interest rate contracts	$55	$(19)	Interest expense	—	—	Noninterest expense	$(1)
Total	$55	$(19)		$(21)	$(8)		$(1)

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income			Gains (Losses) Recognized in Income (Ineffective Portion)
	For the Six Months Ended June 30,			For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2019	2018	Location	2019	2018	Location	2018
Derivatives in cash flow hedging relationships
			Interest income	$(40)	$(8)
Interest rate contracts	$69	$(98)	Interest expense	—	—	Noninterest expense	$(1)
Total	$69	$(98)		$(40)	$(8)		$(1)

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents gains (losses) on the Company's fair value hedges and hedged item for the three and six months ended June 30, 2018.

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and six months ended June 30, 2019 and 2018.

	Gains (Losses) Recognized in Income on Trading Derivatives		Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Trading derivatives
Interest rate contracts	$(49)	$17	$(84)	$130
Equity contracts	3	1	7	18
Foreign exchange contracts	13	12	24	21
Total	$(33)	$30	$(53)	$169

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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and six months ended June 30, 2019 and 2018.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$55	$(14)	$41
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	21	(6)	15
Net change	76	(20)	56
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	214	(57)	157
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(22)	6	(16)
Amortization of net unrealized (gains) losses on held to maturity securities	6	(1)	5
Net change	198	(52)	146
Foreign currency translation adjustment	—	—	—
Pension and other benefits:
Amortization of prior service credit(1)	(10)	2	(8)
Recognized net actuarial (gain) loss(1)	19	(5)	14
Net change	9	(3)	6
Other	(1)	1	—
Net change in AOCI	$282	$(74)	$208

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(19)	$5	$(14)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	8	(2)	6
Net change	(11)	3	(8)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(60)	15	(45)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	8	(2)	6
Net change	(55)	14	(41)
Pension and other benefits:
Amortization of prior service credit(1)	(11)	4	(7)
Recognized net actuarial (gain) loss(1)	24	(7)	17
Net change	13	(3)	10
Net change in AOCI	$(53)	$14	$(39)

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$69	$(18)	$51
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	40	(11)	29
Net change	109	(29)	80
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	414	(109)	305
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(23)	6	(17)
Amortization of net unrealized (gains) losses on held to maturity securities	13	(3)	10
Net change	404	(106)	298
Foreign currency translation adjustment	—	—	—
Pension and other benefits:
Amortization of prior service credit(1)	(20)	5	(15)
Recognized net actuarial (gain) loss(1)	37	(10)	27
Net change	17	(5)	12
Other	1	—	1
Net change in AOCI	$531	$(140)	$391

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(98)	$26	$(72)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	8	(2)	6
Net change	(90)	24	(66)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(322)	84	(238)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(3)	1	(2)
Amortization of net unrealized (gains) losses on held to maturity securities	12	(3)	9
Net change	(313)	82	(231)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit (1)	(21)	6	(15)
Recognized net actuarial (gain) loss(1)	48	(13)	35
Net change	27	(7)	20
Other	(1)	—	(1)
Net change in AOCI	$(380)	$100	$(280)

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended June 30, 2018 and 2019:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, March 31, 2018	$(232)	$(423)	$—	$(590)	$(1)	$(1,246)
Other comprehensive income (loss) before reclassifications	(14)	(45)	—	—	—	(59)
Amounts reclassified from AOCI	6	4	—	10	—	20
Balance, June 30, 2018	$(240)	$(464)	$—	$(580)	$(1)	$(1,285)
Balance, March 31, 2019	$(196)	$(221)	$—	$(724)	$—	$(1,141)
Other comprehensive income (loss) before reclassifications	41	157	—	—	—	198
Amounts reclassified from AOCI	15	(11)	—	6	—	10
Balance, June 30, 2019	$(140)	$(75)	$—	$(718)	$—	$(933)

For the Six Months Ended June 30, 2018 and 2019
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(72)	(238)	(2)	—	(1)	(313)
Amounts reclassified from AOCI	6	7	—	20	—	33
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, June 30, 2018	$(240)	$(464)	$—	$(580)	$(1)	$(1,285)
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	51	305	—	—	1	357
Amounts reclassified from AOCI	29	(7)	—	12	—	34
Balance, June 30, 2019	$(140)	$(75)	$—	$(718)	$—	$(933)

(1)
Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd. during the first quarter of 2018.

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2019 and 2018. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$19	$20	$—	$2	$—	$—
Interest cost	30	25	3	2	1	—
Expected return on plan assets	(65)	(67)	(5)	(5)	—	—
Amortization of prior service credit	(7)	(7)	(3)	(4)	—	—
Recognized net actuarial loss	16	22	3	1	—	1
Total net periodic benefit (income) cost	$(7)	$(7)	$(2)	$(4)	$1	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$38	$39	$1	$3	$—	$—
Interest cost	59	50	5	4	2	1
Expected return on plan assets	(129)	(134)	(9)	(10)	—	—
Amortization of prior service credit	(13)	(13)	(7)	(8)	—	—
Recognized net actuarial loss	31	44	5	2	1	2
Total net periodic benefit (income) cost	$(14)	$(14)	$(5)	$(9)	$3	$3

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	June 30, 2019
Commitments to extend credit	$36,452
Issued standby and commercial letters of credit	4,554
Commitments to enter into forward-starting resale agreements	1,589
Other commitments	516
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of 1 year or less. As of June 30, 2019, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these

Note 12—Commitments, Contingencies and Guarantees (Continued)

commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2019, the current exposure to loss under these contracts totaled $27 million, and the maximum potential exposure to loss in the future was estimated at $45 million.
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

Note 13—Business Segments (Continued)

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

Note 13—Business Segments (Continued)

MUFG Securities Americas
MUSA is MUAH's broker-dealer subsidiary which engages in capital markets origination transactions, domestic and foreign debt and equity securities transactions, private placements, collateralized financings, and securities borrowing and lending transactions.
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

Note 13—Business Segments (Continued)

As of and for the Three Months Ended June 30, 2019:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$573	$116	$69	$37	$(18)	$777
Noninterest income	118	79	14	85	353	649
Total revenue	691	195	83	122	335	1,426
Noninterest expense	538	113	57	113	333	1,154
(Reversal of) provision for credit losses	32	27	—	—	(3)	56
Income (loss) before income taxes and including noncontrolling interests	121	55	26	9	5	216
Income tax expense (benefit) (1)	20	(4)	7	2	(5)	20
Net income (loss) including noncontrolling interests	101	59	19	7	10	196
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	3	3
Net income (loss) attributable to MUAH	$101	$59	$19	$7	$13	$199

Total assets, end of period	$75,858	$20,331	$911	$35,131	$39,779	$172,010

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three Months Ended June 30, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$540	$101	$67	$51	$66	$825
Noninterest income	116	98	15	77	290	596
Total revenue	656	199	82	128	356	1,421
Noninterest expense	532	103	65	116	267	1,083
(Reversal of) provision for credit losses	(5)	(5)	—	—	(9)	(19)
Income (loss) before income taxes and including noncontrolling interests	129	101	17	12	98	357
Income tax expense (benefit) (1)	26	(4)	4	3	(1)	28
Net income (loss) including noncontrolling interests	103	105	13	9	99	329
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	15	15
Net income (loss) attributable to MUAH	$103	$105	$13	$9	$114	$344

Total assets, end of period	$70,186	$19,740	$991	$32,904	$36,552	$160,373

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 13—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2019:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,145	$216	$137	$72	$(10)	$1,560
Noninterest income	249	167	29	178	658	1,281
Total revenue	1,394	383	166	250	648	2,841
Noninterest expense	1,078	224	130	236	656	2,324
(Reversal of) provision for loan losses	80	21	(2)	—	(5)	94
Income (loss) before income taxes and including noncontrolling interests	236	138	38	14	(3)	423
Income tax expense (benefit) (1)	46	9	10	2	(19)	48
Net income (loss) including noncontrolling interests	190	129	28	12	16	375
Deduct: net loss from noncontrolling interests	—	—	—	—	8	8
Net income attributable to MUAH	$190	$129	$28	$12	$24	$383

Total assets, end of period	$75,858	$20,331	$911	$35,131	$39,779	$172,010

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Six Months Ended June 30, 2018:
(Dollars in millions)	Regional Bank	U.S. Wholesale & Investment Banking	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,067	$203	$131	$105	$144	$1,650
Noninterest income	227	180	29	165	377	978
Total revenue	1,294	383	160	270	521	2,628
Noninterest expense	1,034	204	121	232	576	2,167
(Reversal of) provision for loan losses	7	(24)	(1)	—	(3)	(21)
Income (loss) before income taxes and including noncontrolling interests	253	203	40	38	(52)	482
Income tax expense (benefit) (1)	51	136	11	9	(221)	(14)
Net income (loss) including noncontrolling interests	202	67	29	29	169	496
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	14	14
Net income (loss) attributable to MUAH	$202	$67	$29	$29	$183	$510

Total assets, end of period	$70,186	$19,740	$991	$32,904	$36,552	$160,373

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2018 Form 10-K, which is incorporated by reference herein, in addition to the following information.
MUFG Bank, Ltd.'s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations

A substantial part of our operations has been historically funded independently of MUFG Bank, Ltd. and MUFG and we believe our business is not necessarily closely related to the business or outlook of MUFG Bank, Ltd. or MUFG. However, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S. such as MUFG, in December 2016. As a result, although we make an effort to diversify our sources of liquidity, we are required to maintain a minimum of TLAC-eligible debt because of our affiliation with MUFG Bank, Ltd. If MUFG Bank, Ltd. and MUFG’s credit ratings, financial condition or business prospects were to decline, this could adversely affect our credit rating or harm our reputation or perceived creditworthiness. For additional information, see Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in our 2018 Form 10-K.
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

Immediately following the OCC’s approval of the conversion applications, the NY DFS issued an order which, among other things, asserted that the NY DFS continued to have regulatory authority over MUFG Bank, Ltd.  MUFG Bank filed suit on November 8, 2017, captioned The Bank of Tokyo-Mitsubishi UFJ, Ltd. v. Maria Vullo, 17-cv-08691, in the United States District Court for the Southern District of New York, seeking a declaration that the NY DFS had no such continuing authority over MUFG Bank, Ltd. In response, DFS filed counterclaims against MUFG Bank, Ltd. In June 2019, MUFG Bank, Ltd. entered into a settlement with the NY DFS to resolve this litigation.  Under the terms of the settlement, the NY DFS has released all of its claims against MUFG Bank, Ltd. and will not challenge the validity of the licenses issued by the OCC to MUFG Bank Ltd.  In return, and in consideration of the impact of prolonged litigation, MUFG Bank Ltd. has released all of its claims against the NY DFS and agreed to make a $33 million settlement payment. This settlement resolves the pending federal civil litigation in its entirety and does not constitute a regulatory order or involve a monetary penalty.
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

The replacement of LIBOR could adversely impact our business and results of operations, and the value of certain financial instruments

On July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop requiring banks to submit rates for the calculation of the LIBOR rates after 2021. The replacement of LIBOR creates operational and market risks for the banking industry, which will become clearer as replacement choices are developed. If LIBOR ceases to exist, the revenue and expenses associated with financial instruments tied to LIBOR, and the value of those financial instruments, may be adversely affected, which, in turn, could adversely impact our business and results of operations.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements (1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 9, 2019	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2019	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: August 9, 2019	By:	/s/ NEAL HOLLAND
Neal Holland Controller and Chief Accounting Officer (Principal Accounting Officer)