Form 10-Q
period 2019-09-30
MUFG Americas Holdings Corp
filed 2019-11-08
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at October 31, 2019: 132,050,344
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

•
The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•
Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, probability of default and credit migration trends, and severity of loss upon default, and the expected impact of the adoption of the current expected credit loss model regarding the allowance

•
Loan portfolio composition and risk rating trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding TDRs, and our intent to sell or hold loans we originate

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

•	Our understanding that MUFG Bank, Ltd. will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	The objectives and effects on operations of our business integration initiative and its near-term effect on our balance sheet, earnings and capital ratios

•	The possible effects of the replacement of LIBOR

•	The impact and timing of completion of our initiative known as the "Rewiring Program" on our noninterest expense

•
The effect of a possible return of the California drought on its economy and related governmental actions and the potential consequences of recent California wildfires and related electrical power outages or other natural disasters

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2019	September 30, 2018	Percent Change	September 30, 2019	September 30, 2018	Percent Change
Results of operations:
Net interest income	$754	$832	(9)%	$2,314	$2,482	(7)%
Noninterest income	717	626	15	1,998	1,604	25
Total revenue	1,471	1,458	1	4,312	4,086	6
Noninterest expense	2,770	1,059	162	5,094	3,226	58
Pre-tax, pre-provision (loss) income(1)	(1,299)	399	(426)	(782)	860	(191)
(Reversal of) provision for credit losses	95	64	48	189	43	340
(Loss) income before income taxes and including noncontrolling interests	(1,394)	335	nm	(971)	817	(219)
Income tax expense (benefit)	(18)	35	(151)	30	21	43
Net (loss) income including noncontrolling interests	(1,376)	300	nm	(1,001)	796	(226)
Deduct: Net loss (income) from noncontrolling interests	4	6	(33)	12	20	(40)
Net (loss) income attributable to MUAH	$(1,372)	$306	nm	$(989)	$816	(221)
Balance sheet (period average):
Total assets	$172,630	$160,811	7%	$170,175	$159,209	7%
Total securities	25,984	27,078	(4)	26,525	27,216	(3)
Securities borrowed or purchased under resale agreements	22,989	20,316	13	22,771	20,402	12
Total loans held for investment	88,800	83,164	7	88,087	81,955	7
Earning assets	158,058	147,432	7	156,147	145,734	7
Total deposits	95,673	86,783	10	93,444	84,933	10
Securities loaned or sold under repurchase agreements	27,989	26,679	5	27,743	26,898	3
MUAH stockholders' equity	17,493	18,682	(6)	17,113	18,376	(7)
Performance ratios:
Return on average assets(2)	(3.18)%	0.76%		(0.77)%	0.68%
Return on average MUAH stockholders' equity(2)	(31.38)	6.55		(7.71)	5.92
Return on average MUAH tangible common equity(2)(3)	5.84	8.22		5.90	7.47
Efficiency ratio(4)	188.31	72.59		118.15	78.93
Adjusted efficiency ratio (5)	73.49	67.61		76.36	71.82
Net interest margin(2)(6)	1.92	2.27		1.99	2.30
Net loans charged-off to average total loans held for investment(2)	0.36	0.03		0.18	0.03

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	September 30, 2019	December 31, 2018	Percent Change
Balance sheet (end of period):
Total assets	$173,233	$168,100	3%
Total securities	27,097	27,215	—
Securities borrowed or purchased under resale agreements	23,626	22,368	6
Total loans held for investment	88,693	86,507	3
Nonperforming assets	421	422	—
Total deposits	96,671	90,979	6
Securities loaned or sold under repurchase agreements	29,581	27,285	8
Long-term debt	15,912	17,918	(11)
MUAH stockholders' equity	16,042	16,508	(3)
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.65%	0.55%
Allowance for loan losses to nonaccrual loans(7)	137.00	112.50
Allowance for credit losses to total loans held for investment(8)	0.77	0.71
Allowance for credit losses to nonaccrual loans(8)	163.40	145.61
Nonperforming assets to total loans held for investment and OREO	0.47	0.49
Nonperforming assets to total assets	0.24	0.25
Nonaccrual loans to total loans held for investment	0.47	0.49
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	13.81%	13.96%
Tier 1 risk-based capital ratio	13.81	13.96
Total risk-based capital ratio	14.48	14.60
Tier 1 leverage ratio	8.62	8.77
Other:
Tangible common equity ratio(10)	8.19%	7.89%

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

(1)
Pre-tax, pre-provision income (loss) is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.

(2)	Annualized.

(3)
Return on tangible common equity, a non-GAAP financial measure, is net income (loss) excluding intangible asset amortization and goodwill impairment divided by average tangible common equity. Management believes that this ratio provides useful supplemental information regarding the Company's business results. The methodology for determining tangible common equity may differ among companies. See "Non-GAAP Financial Measures" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

(4)	The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. and goodwill impairment) as a percentage of adjusted total revenue (net interest income and noninterest income excluding fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S. and the impact of the TCJA). Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment and revenue for the impact of the TCJA enhances comparability between periods. See "Non-GAAP Financial Measures" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended September 30, 2019 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company has four reportable segments: Regional Bank, Global Corporate & Investment Banking - U.S. (previously U.S. Wholesale & Investment Banking), Transaction Banking and MUSA. We service Global Corporate & Investment Banking - U.S., certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. We provide a wide range of financial services to consumers, small businesses, middle-market companies and major corporations, both nationally and internationally.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $173.2 billion at September 30, 2019.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2019 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the third quarter of 2019, revenue was comprised of 51% net interest income and 49% noninterest income. A summary of our financial results is discussed below.
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

Performance Highlights
Net loss attributable to MUAH was $1.4 billion and $989 million for the three and nine months ended September 30, 2019, respectively, largely due to a $1.6 billion goodwill impairment charge recorded in the third quarter of 2019. The goodwill impairment charge was primarily due to the impact of declining interest rates and a change in the Company's expectation that interest rates will remain lower than previously assumed, updates to key loan growth and mix assumptions, and a reduction of the expected growth of new initiatives on the Company's cash flow projections for the Consumer Banking reporting unit. See "Goodwill Impairment" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.
Net interest income decreased $78 million and $168 million for the three and nine months ended September 30, 2019, respectively, due to a decline in the net interest margin, primarily from higher borrowing costs, partially offset by an increase in earning assets.
The provision for credit losses was $189 million for the nine months ended September 30, 2019, compared with $43 million for the nine months ended September 30, 2018. The provision for credit losses in 2019 was primarily due to growth in unsecured consumer loan balances and the impact of specific reserves for certain impaired loans. The provision for credit losses in 2018 was primarily due to the impact of specific reserves for credit losses on impaired loans during the third quarter of 2018.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.81%, 13.81% and 14.48%, respectively, at September 30, 2019. The Tier 1 leverage ratio was 8.62% at September 30, 2019.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and the net interest margin.

	For the Three Months Ended
	September 30, 2019			September 30, 2018

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,678	$268	4.14%	$23,517	$259	4.35%
Commercial mortgage	15,800	160	4.06	14,817	154	4.17
Construction	1,626	21	5.23	1,513	20	5.23
Lease financing	1,253	13	4.17	1,433	15	4.32
Residential mortgage and home equity	40,196	353	3.51	40,062	362	3.61
Other consumer	4,247	93	8.65	1,822	37	8.17
Total loans held for investment	88,800	908	4.08	83,164	847	4.06
Securities	25,984	151	2.32	27,078	171	2.51
Securities borrowed or purchased under resale agreements	22,989	190	3.26	20,316	171	3.35
Interest bearing deposits in banks	8,597	47	2.15	4,374	24	2.10
Federal funds sold	2	—	7.12	—	—	—
Trading account assets	10,497	87	3.28	12,094	109	3.58
Other earning assets	1,189	5	1.73	406	1	1.32
Total earning assets	158,058	1,388	3.49	147,432	1,323	3.57
Allowance for loan losses	(545)			(441)
Cash and due from banks	2,144			1,774
Other assets(4)	12,973			12,046
Total assets	$172,630			$160,811
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,609	$98	1.03%	$36,734	$66	0.72%
Savings	9,204	20	0.87	9,398	18	0.76
Time	17,318	106	2.44	8,165	40	1.92
Total interest bearing deposits	64,131	224	1.39	54,297	124	0.91
Commercial paper and other short-term borrowings	9,289	53	2.27	8,870	46	2.03
Securities loaned or sold under repurchase agreements	27,989	207	2.93	26,679	193	2.87
Long-term debt	15,543	120	3.07	13,871	92	2.66
Total borrowed funds	52,821	380	2.85	49,420	331	2.66
Trading account liabilities	3,553	25	2.75	3,812	30	3.06
Total interest bearing liabilities	120,505	629	2.07	107,529	485	1.79
Noninterest bearing deposits	31,542			32,486
Other liabilities(5)	3,028			2,030
Total liabilities	155,075			142,045
Equity
MUAH stockholders' equity	17,493			18,682
Noncontrolling interests	62			84
Total equity	17,555			18,766
Total liabilities and equity	$172,630			$160,811
Net interest income/spread (taxable-equivalent basis)		759	1.42%		838	1.78%
Impact of noninterest bearing deposits			0.43			0.42
Impact of other noninterest bearing sources			0.07			0.07
Net interest margin			1.92			2.27
Less: taxable-equivalent adjustment		5			6
Net interest income		$754			$832

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

	For the Nine Months Ended
	September 30, 2019			September 30, 2018

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$25,487	$830	4.35%	$23,504	$726	4.13%
Commercial mortgage	15,580	484	4.14	14,552	454	4.16
Construction	1,623	66	5.43	1,680	60	4.79
Lease financing	1,259	50	5.29	1,472	47	4.26
Residential mortgage and home equity	40,485	1,090	3.59	39,284	1,050	3.56
Other consumer	3,653	236	8.64	1,463	98	8.95
Total loans held for investment	88,087	2,756	4.18	81,955	2,435	3.97
Securities	26,525	463	2.33	27,216	500	2.45
Securities borrowed or purchased under resale agreements	22,771	608	3.57	20,402	454	2.98
Interest bearing deposits in banks	7,372	129	2.34	3,671	53	1.90
Federal funds sold	2	—	7.11	7	—	—
Trading account assets	10,626	270	3.40	12,036	308	3.42
Other earning assets	764	14	2.50	447	5	1.62
Total earning assets	156,147	4,240	3.63	145,734	3,755	3.44
Allowance for loan losses	(511)			(457)
Cash and due from banks	1,928			1,809
Other assets(4)	12,611			12,123
Total assets	$170,175			$159,209
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,228	$278	1.00%	$36,695	$158	0.58%
Savings	9,435	67	0.96	8,977	43	0.64
Time	15,469	278	2.40	6,480	77	1.59
Total interest bearing deposits	62,132	623	1.34	52,152	278	0.71
Commercial paper and other short-term borrowings	8,964	161	2.41	8,860	121	1.82
Securities loaned or sold under repurchase agreements	27,743	667	3.21	26,898	509	2.53
Long-term debt	16,380	378	3.07	14,116	266	2.51
Total borrowed funds	53,087	1,206	3.03	49,874	896	2.40
Trading account liabilities	3,637	80	2.93	3,718	81	2.90
Total interest-bearing liabilities	118,856	1,909	2.15	105,744	1,255	1.58
Noninterest bearing deposits	31,312			32,781
Other liabilities(5)	2,828			2,214
Total liabilities	152,996			140,739
Equity
MUAH stockholders' equity	17,113			18,376
Noncontrolling interests	66			94
Total equity	17,179			18,470
Total liabilities and equity	$170,175			$159,209
Net interest income/spread (taxable-equivalent basis)		2,331	1.48%		2,500	1.86%
Impact of noninterest bearing deposits			0.45			0.38
Impact of other noninterest bearing sources			0.06			0.06
Net interest margin			1.99			2.30
Less: taxable-equivalent adjustment		17			18
Net interest income		$2,314			$2,482

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income for the three and nine months ended September 30, 2019 decreased $78 million and $168 million, respectively, compared with the same periods in 2018 due to a decline in the net interest margin partially offset by an increase in earning assets. The net interest margin decreased 35 and 31 basis points, respectively, primarily due to an increase in borrowing costs, partially offset by the favorable effect of noninterest bearing deposits. Earning assets increased primarily due to increases in interest bearing deposits in banks, and commercial and industrial, commercial mortgage, residential mortgage and home equity loans, and other consumer loans, partially offset by a decrease in trading account assets.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and nine months ended September 30, 2019 and 2018.
Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2019	September 30, 2018			September 30, 2019	September 30, 2018
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$42	$44	$(2)	(5)%	$124	$134	$(10)	(7)%
Trust and investment management fees	29	30	(1)	(3)	87	89	(2)	(2)
Trading account activities	34	(5)	39	nm	70	(13)	83	nm
Securities gains, net	11	1	10	nm	34	4	30	nm
Credit facility fees	26	23	3	13	73	69	4	6
Brokerage commissions and fees	19	18	1	6	58	55	3	5
Card processing fees, net	17	12	5	42	44	37	7	19
Investment banking and syndication fees	105	108	(3)	(3)	331	285	46	16
Fees from affiliates	378	306	72	24	1,073	881	192	22
Other, net	56	89	(33)	(37)	104	63	41	65
Total noninterest income	$717	$626	$91	15	$1,998	$1,604	$394	25
Noninterest income increased during the three and nine months ended September 30, 2019 compared with the same periods in 2018 primarily due to increases in trading account activities, gains on sale of securities, and fees from affiliates from services provided to MUFG Bank, Ltd. under the master services agreement, partially offset by a decline in the fair value of mortgage servicing rights (included in other, net). The Company uses derivatives to offset changes in the fair value of mortgage servicing rights. Changes in the fair value of these derivatives are included in trading account activities. Investment banking and syndication fees also contributed to the increase in noninterest income during the nine months ended September 30, 2019. In addition, the nine months ended September 30, 2018 included the Company's share of losses on certain renewable energy investments of $164 million as a result of the TCJA (included in other, net).

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2019	September 30, 2018			September 30, 2019	September 30, 2018
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and employee benefits	$673	$652	$21	3%	$2,054	$2,000	$54	3%
Net occupancy and equipment	107	89	18	20	322	264	58	22
Professional and outside services	159	110	49	45	480	356	124	35
Software	84	73	11	15	236	213	23	11
Regulatory assessments	17	24	(7)	(29)	45	69	(24)	(35)
Intangible asset amortization	8	6	2	33	25	20	5	25
Goodwill impairment	1,614	—	1,614	100	1,614	—	1,614	100
Other	108	105	3	3	318	304	14	5
Total noninterest expense	$2,770	$1,059	$1,711	162	$5,094	$3,226	$1,868	58

Excluding goodwill impairment, the increase in noninterest expense for the three and nine months ended September 30, 2019 compared with the same periods in 2018 was primarily driven by increases in costs associated with services provided to MUFG Bank, Ltd. under the master services agreement. Expenses related to technology-oriented initiatives to transform certain systems and processes also contributed to the increases in noninterest expense.

In order to reduce our cost base and drive continuous improvement, the Company has launched the first phase of an initiative referred to as its "Rewiring Program," a multi-year effort that will focus on four areas: workforce geographic distribution, organizational design, procurement, and process simplification and automation. The benefits from this phase of the initiative, some of which will be offset by reinvestment in technology, regulatory compliance and growth initiatives, will be implemented over the next several years.
Goodwill Impairment
The Company performs goodwill impairment tests on an annual basis as of April 1, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") effective July 1, 2019. This standard eliminates Step 2 from the goodwill impairment test. Instead, the Company performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

During the third quarter of 2019, due to the decline in interest rates and slower growth than previously forecasted, cash flow projections for certain reporting units were revised lower. The combination of these events led management to believe that it was more likely than not that the fair values of certain reporting units were below carrying value. As a result, the Company initiated an interim quantitative impairment test of goodwill allocated to three of its reporting units: Consumer Banking, Commercial Banking and Real Estate Industries, and Global Corporate & Investment Banking - U.S.

The Company estimated the fair value of its reporting units using a combination of the income and the market approaches. The income approach estimates the fair value of the reporting units by discounting management’s projections of each reporting unit’s cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, using a discount rate derived from the Capital Asset Pricing Model. The market approach incorporates comparable public company price to tangible book value and price to earnings multiples.

Certain projected cash flows used to estimate fair value of the reporting units were revised lower than previous projections due to the combination of the following factors: the decline in interest rates through September 30, 2019 and a change in the Company’s expectation that interest rates will remain lower than previously assumed; updates to key loan growth and loan mix assumptions in the forecast to address the Company’s declining net interest margin; and a reduction of the expected growth and cash flow contribution of new initiatives based on a revised economic outlook. Multiples selected in the market approach to estimate fair values were also revised lower than those used in the most recent annual quantitative impairment test due to lower reporting unit earnings.

Upon completing the quantitative impairment test, the Company recorded an impairment charge of $1.6 billion, which represented the entire amount of goodwill allocated to the Consumer Banking reporting unit and a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. reporting unit, which has $667 million allocated goodwill remaining after the impairment. The Commercial Banking and Real Estate Industries reporting unit’s estimated fair value exceeded carrying value by 9%. The impairment charge did not result in a cash outflow and did not significantly affect the regulatory capital ratios or the Company’s liquidity position as of September 30, 2019.

Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. If current expectations of future growth rates are not met, if market factors outside of our control, such as discount rates and market multiples, change, or if management’s expectations or plans otherwise change, then goodwill allocated to one or more of our reporting units might become impaired in the future.

Income Tax Expense
In the third quarter of 2019, income tax benefit was $18 million and the effective tax rate was 1%, compared with income tax expense of $35 million and an effective tax rate of 10% in the third quarter of 2018. For the nine months ended September 30, 2019, income tax expense was $30 million and the effective tax rate was negative 3%, compared with 3% in the comparative prior year period. Excluding the goodwill impairment charge in the third quarter of 2019, the majority of which was not deductible for income tax purposes, the effective tax rate would have been 13% and 12% for the three and nine months ended September 30, 2019, respectively. Income tax expense and the effective tax rate for the nine months ended September 30, 2018 included an adjustment to certain prior period state income taxes during the first quarter of 2018. Excluding that adjustment, the effective tax rate for the nine months ended September 30, 2018 would have been 9%.
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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

			Increase (Decrease)
	September 30, 2019	December 31, 2018
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$25,819	$24,919	$900	4%
Commercial mortgage	15,909	15,354	555	4
Construction	1,609	1,613	(4)	—
Lease financing	1,235	1,249	(14)	(1)
Total commercial portfolio	44,572	43,135	1,437	3
Residential mortgage and home equity (1)	39,693	40,677	(984)	(2)
Other consumer (2)	4,428	2,695	1,733	64
Total consumer portfolio	44,121	43,372	749	2
Total loans held for investment	$88,693	$86,507	$2,186	3

(1)	Includes home equity loans of $2,129 million and $2,238 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

Loans held for investment increased from December 31, 2018 to September 30, 2019, primarily due to growth in the commercial and industrial, commercial mortgage and other consumer loan portfolios, partially offset by a decrease in the residential mortgage and home equity portfolio.

Deposits
The table below presents our deposits as of September 30, 2019 and December 31, 2018.

			Increase (Decrease)
	September 30, 2019	December 31, 2018
(Dollars in millions)			Amount	Percent
Interest checking	$4,366	$3,598	$768	21%
Money market	33,452	34,373	(921)	(3)
Total interest bearing transaction and money market accounts	37,818	37,971	(153)	—
Savings	9,085	9,515	(430)	(5)
Time	17,213	11,739	5,474	47
Total interest bearing deposits	64,116	59,225	4,891	8
Noninterest bearing deposits	32,555	31,754	801	3
Total deposits	$96,671	$90,979	$5,692	6

Total deposits increased $5.7 billion from December 31, 2018 to September 30, 2019 due substantially to an increase in time deposits. The increase in time deposits was largely related to Regional Bank deposits, including PurePoint Financial, the direct banking division of the Bank, and brokered deposits.
Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and to fund the Company's trading inventory. These balances are almost entirely attributable to MUSA. See Note 6 "Securities Financing Arrangements" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for additional information.

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of September 30, 2019, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of “well-capitalized” institutions.
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
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of September 30, 2019 and December 31, 2018.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	September 30, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$14,800	$14,256
Tier 1 capital	$14,800	$14,256
Tier 2 capital	719	648
Total risk-based capital	$15,519	$14,904
Risk-weighted assets	$107,185	$102,088
Average total assets for leverage capital purposes	$171,680	$162,550

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	September 30, 2019		December 31, 2018		September 30, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,800	13.81%	$14,256	13.96%	≥	$7,503	7.000%
Tier 1 capital (to risk-weighted assets)	14,800	13.81	14,256	13.96	≥	9,111	8.500
Total capital (to risk-weighted assets)	15,519	14.48	14,904	14.60	≥	11,254	10.500
Tier 1 leverage(2)	14,800	8.62	14,256	8.77	≥	6,867	4.000

(1)Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III rules as of September 30, 2019 and December 31, 2018.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	September 30, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$13,878	$13,316
Tier 1 capital	$13,878	$13,316
Tier 2 capital	606	589
Total risk-based capital	$14,484	$13,905
Risk-weighted assets	$97,151	$92,170
Average total assets for leverage capital purposes	$133,401	$125,461

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	September 30, 2019		December 31, 2018		September 30, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,878	14.29%	$13,316	14.45%	≥	$6,801	7.000%	≥	$6,315	6.50%
Tier 1 capital (to risk-weighted assets)	13,878	14.29	13,316	14.45	≥	8,258	8.500	≥	7,772	8.00
Total capital (to risk-weighted assets)	14,484	14.91	13,905	15.09	≥	10,201	10.500	≥	9,715	10.00
Tier 1 leverage(2)	13,878	10.40	13,316	10.61	≥	5,336	4.000	≥	6,670	5.00

(1)Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at September 30, 2019. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
(Dollars in millions)
Total MUAH stockholders' equity	$16,042	$16,508
Less: Goodwill	1,764	3,301
Less: Intangible assets, except mortgage servicing rights	269	285
Less: Deferred tax liabilities related to goodwill and intangible assets	(16)	(57)
Tangible common equity (a)	$14,025	$12,979
Total assets	$173,233	$168,100
Less: Goodwill	1,764	3,301
Less: Intangible assets, except mortgage servicing rights	269	285
Less: Deferred tax liabilities related to goodwill and intangible assets	(16)	(57)
Tangible assets (b)	$171,216	$164,571
Tangible common equity ratio (a)/(b)	8.19%	7.89%

Goodwill and related deferred tax liabilities declined due to the impairment recorded in the third quarter of 2019. See "Goodwill Impairment" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 "Goodwill" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q. For additional information regarding our regulatory capital requirements, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item 1. "Business" in our 2018 Form 10-K.

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
The allowance for loan losses was $573 million at September 30, 2019 compared with $474 million at December 31, 2018. Our ratio of allowance for loan losses to total loans held for investment was 0.65% as of September 30, 2019 and 0.55% as of December 31, 2018. The provision for loan losses was $92 million and $217 million for the three and nine months ended September 30, 2019, respectively, primarily due to growth in our other consumer loan portfolio and the impact of specific reserves for certain impaired loans. Net loans charged off to average total loans held for investment were 0.36% and 0.18% for the three and nine months ended September 30, 2019, respectively, compared with 0.03% for the three and nine months ended September 30, 2018.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Allowance for loan losses, beginning of period	$562	$445	$474	$476
(Reversal of) provision for loan losses	92	62	217	44
Loans charged off:
Commercial and industrial	(50)	(7)	(57)	(14)
Commercial and industrial - transfer to held for sale	(9)	—	(26)	—
Commercial mortgage	—	(1)	(1)	(1)
Total commercial portfolio	(59)	(8)	(84)	(15)
Residential mortgage and home equity	2	2	3	3
Other consumer	(28)	(10)	(67)	(30)
Total consumer portfolio	(26)	(8)	(64)	(27)
Total loans charged-off	(85)	(16)	(148)	(42)
Recoveries of loans previously charged-off:
Commercial and industrial	2	7	23	17
Commercial mortgage	—	1	—	1
Total commercial portfolio	2	8	23	18
Other consumer	2	2	7	5
Total consumer portfolio	2	2	7	5
Total recoveries of loans previously charged-off	4	10	30	23
Net loans recovered (charged-off)	(81)	(6)	(118)	(19)
Ending balance of allowance for loan losses	573	501	573	501
Allowance for losses on unfunded credit commitments	111	122	111	122
Total allowance for credit losses	$684	$623	$684	$623

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

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	September 30, 2019	December 31, 2018	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$258	$269	$(11)	(4)%
Commercial mortgage	20	12	8	67
Total commercial portfolio	278	281	(3)	(1)
Residential mortgage and home equity	139	139	—	—
Other consumer	1	1	—	—
Total consumer portfolio	140	140	—	—
Total nonaccrual loans	418	421	(3)	(1)
OREO	3	1	2	200
Total nonperforming assets	$421	$422	$(1)	—
Troubled debt restructurings:
Accruing	$395	$299	$96	32%
Nonaccruing (included in total nonaccrual loans above)	122	136	(14)	(10)
Total troubled debt restructurings	$517	$435	$82	19

Criticized credits	$1,547	$1,264	$283	22

Allowance for loan losses to nonaccrual loans	137.00%	112.50%
Allowance for credit losses to nonaccrual loans	163.40	145.61
Nonperforming assets to total loans held for investment and OREO	0.47	0.49
Nonperforming assets to total assets	0.24	0.25
Nonaccrual loans to total loans held for investment	0.47	0.49
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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2019 and December 31, 2018. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Commercial and industrial	$90	$109	0.33%	0.42%
Commercial mortgage	168	46	1.06	0.30
Construction	62	63	3.85	3.91
Total commercial portfolio	320	218	0.72	0.51
Residential mortgage and home equity	196	216	0.49	0.51
Other consumer	1	1	0.02	0.43
Total consumer portfolio	197	217	0.45	0.50
Total restructured loans	$517	$435	0.58	0.50
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $18 million and $23 million at September 30, 2019 and at December 31, 2018, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, real estate and leasing, power and utilities, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either September 30, 2019 or December 31, 2018.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At September 30, 2019, 69% of the Company’s construction loan portfolio was concentrated in California, 14% to borrowers in New York and 4% to borrowers in Texas. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At September 30, 2019, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in Washington, and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.

At September 30, 2019, payment terms on 36% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 65%. The remainder of the portfolio consisted of regularly amortizing loans. Home equity loans are originated principally through our branch network and private banking offices. Approximately 25% and 26% of these home equity loans and lines were supported by first liens on residential properties as of September 30, 2019 and December 31, 2018, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.
See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at September 30, 2019 and December 31, 2018.
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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $24.8 billion at September 30, 2019. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $5.7 billion from $91.0 billion at December 31, 2018 to $96.7 billion at September 30, 2019. As of September 30, 2019, the Bank had $14.1 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $20.9 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $4.6 billion at September 30, 2019. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at the parent company (MUAH) and the other non-bank subsidiaries. The parent company maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At September 30, 2019, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of September 30, 2019, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.2 billion.

The Company’s total wholesale funding included $15.7 billion of long-term debt (excluding nonrecourse debt) and $8.8 billion of short-term debt at September 30, 2019. For additional information regarding our outstanding debt, see Note 7 "Commercial Paper and Other Short-Term Borrowings" and Note 8 "Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of September 30, 2019.

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

The OCC, the Federal Reserve and the FDIC jointly adopted a final rule to implement a standardized quantitative liquidity requirement generally consistent with the LCR standards established by the BCBS. The LCR rule is designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using liquidity inflow and outflow assumptions provided in the rule (net cash outflow). At September 30, 2019, the Company was in compliance with the LCR requirements.

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
The Company continuously monitors inputs used when performing its annual goodwill impairment such as the cash flow projections developed to estimate the fair value of its reporting units. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the first step of the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount. During the third quarter of 2019, due to the decline in interest rates and slower growth than previously forecasted, cash flow projections for certain reporting units were revised lower and the Company initiated an interim quantitative impairment test of goodwill allocated to three of its reporting units. See "Goodwill Impairment" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2018 Form 10-K. There were no material changes to these critical accounting estimates during the third quarter of 2019.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net (loss) income attributable to MUAH	$(1,372)	$306	$(989)	$816
Add: Intangible asset amortization, net of tax	7	5	19	15
Add: Goodwill impairment, net of tax	1,568	—	1,568	—
Net income attributable to MUAH, excluding intangible asset amortization and goodwill impairment (a)	$203	$311	$598	$831
Average MUAH stockholders' equity	$17,493	$18,682	$17,113	$18,376
Less: Goodwill	3,361	3,301	3,368	3,301
Less: Intangible assets, except mortgage servicing rights	274	296	284	303
Less: Deferred tax liabilities related to goodwill and intangible assets	(39)	(58)	(49)	(57)
Average MUAH tangible common equity (b)	$13,897	$15,143	$13,510	$14,829
Return on average MUAH tangible common equity (1) (a)/(b)	5.84%	8.22%	5.90%	7.47%

(1)     Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three and nine months ended September 30, 2019 and 2018. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment and revenue for the impact of the TCJA enhances comparability between periods.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Noninterest expense (a)	$2,770	$1,059	$5,094	$3,226
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	339	270	972	766
Less: Goodwill impairment	1,614	—	1,614	—
Noninterest expense, as adjusted (b)	$817	$789	$2,508	$2,460
Total revenue (c)	$1,471	$1,458	$4,312	$4,086
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	359	292	1,027	826
Less: Impact of the TCJA	—	—	—	(164)
Total revenue, as adjusted (d)	$1,112	$1,166	$3,285	$3,424
Efficiency ratio (a)/(c)	188.31%	72.59%	118.15%	78.93%
Adjusted efficiency ratio (b)/(d)	73.49%	67.61%	76.36%	71.82%

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
During the quarter ended September 30, 2019, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers. These transactions occurred prior to the expiration of the Significant Reduction Exception granted to Japan and did not involve U.S. dollars nor clearing services of U.S. banks for the settlement of payments. For the quarter ended September 30, 2019, the aggregate interest and fee income relating to these transactions was less than ¥20 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank receives deposits in Japan from, and provides settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2019, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.
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
Internal Control Over Financial Reporting. During the third quarter of 2019, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Interest Income
Loans	$905	$844	$2,746	$2,426
Securities	149	168	456	491
Securities borrowed or purchased under resale agreements	190	171	608	454
Trading assets	87	109	270	308
Other	52	25	143	58
Total interest income	1,383	1,317	4,223	3,737
Interest Expense
Deposits	224	124	623	278
Commercial paper and other short-term borrowings	53	46	161	121
Long-term debt	120	92	378	266
Securities loaned or sold under repurchase agreements	207	193	667	509
Trading liabilities	25	30	80	81
Total interest expense	629	485	1,909	1,255
Net Interest Income	754	832	2,314	2,482
(Reversal of) provision for credit losses	95	64	189	43
Net interest income after (reversal of) provision for credit losses	659	768	2,125	2,439
Noninterest Income
Service charges on deposit accounts	42	44	124	134
Trust and investment management fees	29	30	87	89
Trading account activities	34	(5)	70	(13)
Securities gains, net	11	1	34	4
Credit facility fees	26	23	73	69
Brokerage commissions and fees	19	18	58	55
Card processing fees, net	17	12	44	37
Investment banking and syndication fees	105	108	331	285
Fees from affiliates	378	306	1,073	881
Other, net	56	89	104	63
Total noninterest income	717	626	1,998	1,604
Noninterest Expense
Salaries and employee benefits	673	652	2,054	2,000
Net occupancy and equipment	107	89	322	264
Professional and outside services	159	110	480	356
Software	84	73	236	213
Regulatory assessments	17	24	45	69
Intangible asset amortization	8	6	25	20
Goodwill impairment	1,614	—	1,614	—
Other	108	105	318	304
Total noninterest expense	2,770	1,059	5,094	3,226
Income before income taxes and including noncontrolling interests	(1,394)	335	(971)	817
Income tax expense (benefit)	(18)	35	30	21
Net (Loss) Income Including Noncontrolling Interests	(1,376)	300	(1,001)	796
Deduct: Net loss (income) from noncontrolling interests	4	6	12	20
Net (Loss) Income Attributable to MUAH	$(1,372)	$306	$(989)	$816
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Net (Loss) Income Attributable to MUAH	$(1,372)	$306	$(989)	$816
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	50	8	130	(58)
Net change in unrealized gains (losses) on investment securities	53	(46)	351	(277)
Foreign currency translation adjustment	—	—	—	(2)
Pension and other postretirement benefit adjustments	7	10	19	30
Other	—	—	1	(1)
Total other comprehensive income (loss)	110	(28)	501	(308)
Comprehensive Income (Loss) Attributable to MUAH	(1,262)	278	(488)	508
Comprehensive income (loss) from noncontrolling interests	(4)	(6)	(12)	(20)
Total Comprehensive Income (Loss)	$(1,266)	$272	$(500)	$488
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2019	December 31, 2018
Assets
Cash and due from banks	$2,418	$2,061
Interest bearing deposits in banks	8,465	6,289
Total cash and cash equivalents	10,883	8,350
Securities borrowed or purchased under resale agreements	23,626	22,368
Trading account assets (includes $1,686 at September 30, 2019 and $1,239 at December 31, 2018 pledged as collateral that may be repledged)	11,741	11,213
Securities available for sale (includes $164 at September 30, 2019 and $75 at December 31, 2018 pledged as collateral that may be repledged)	17,251	16,314
Securities held to maturity (fair value $9,980 at September 30, 2019 and $10,720 at December 31, 2018)	9,846	10,901
Loans held for investment	88,693	86,507
Allowance for loan losses	(573)	(474)
Loans held for investment, net	88,120	86,033
Goodwill	1,764	3,301
Other assets	10,002	9,620
Total assets	$173,233	$168,100
Liabilities
Deposits:
Noninterest bearing	$32,555	$31,754
Interest bearing	64,116	59,225
Total deposits	96,671	90,979
Securities loaned or sold under repurchase agreements	29,581	27,285
Commercial paper and other short-term borrowings	8,833	9,263
Long-term debt	15,912	17,918
Trading account liabilities	3,188	4,027
Other liabilities	2,948	2,048
Total liabilities	157,133	151,520
Commitments, contingencies and guarantees—See Note 13
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,050,344 shares issued and outstanding as of September 30, 2019 and December 31, 2018	132	132
Additional paid-in capital	8,196	8,176
Retained earnings	8,537	9,524
Accumulated other comprehensive loss	(823)	(1,324)
Total MUAH stockholders' equity	16,042	16,508
Noncontrolling interests	58	72
Total equity	16,100	16,580
Total liabilities and equity	$173,233	$168,100
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	For the Three Months Ended September 30, 2018 and 2019
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, June 30, 2018	$148	$8,155	$11,444	$(1,285)	$85	$18,547
Net income (loss)	—	—	306	—	(6)	300
Other comprehensive income (loss), net of tax	—	—	—	(28)	—	(28)
Compensation—restricted stock units	—	3	(1)	—	—	2
Other	—	—	—	—	1	1
Net change	—	3	305	(28)	(5)	275
Balance, September 30, 2018	$148	$8,158	$11,749	$(1,313)	$80	$18,822

Balance, June 30, 2019	$132	$8,157	$9,910	$(933)	$63	$17,329
Net income (loss)	—	—	(1,372)	—	(4)	(1,376)
Other comprehensive income (loss), net of tax	—	—	—	110	—	110
Compensation—restricted stock units	—	19	(1)	—	—	18
Other(1)	—	20	—	—	(1)	19
Net change	—	39	(1,373)	110	(5)	(1,229)
Balance, September 30, 2019	$132	$8,196	$8,537	$(823)	$58	$16,100

	For the Nine Months Ended September 30, 2018 and 2019
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	816	—	(20)	796
Other comprehensive income (loss), net of tax	—	—	—	(308)	—	(308)
Compensation—restricted stock units	—	(18)	(3)	—	—	(21)
Other(2)	—	(21)	—	21	—	—
Net change	—	(39)	813	(287)	(20)	467
Balance, September 30, 2018	$148	$8,158	$11,749	$(1,313)	$80	$18,822

Balance, December 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580
Net income (loss)	—	—	(989)	—	(12)	(1,001)
Other comprehensive income (loss), net of tax	—	—	—	501	—	501
Compensation—restricted stock units	—	—	(3)	—	—	(3)
Other(1)	—	20	5	—	(2)	23
Net change	—	20	(987)	501	(14)	(480)
Balance, September 30, 2019	$132	$8,196	$8,537	$(823)	$58	$16,100

(1)	Additional paid-in capital related to the issuance of 115,220 shares of common stock to MUFG in exchange for its contribution of its ownership interest in First State Investments (US) LLC.

(2)	For additional information on other, see Note 11 "Accumulated Other Comprehensive Income" to these Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Cash Flows from Operating Activities:
Net (loss) income including noncontrolling interests	$(1,001)	$796
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	189	43
Depreciation, amortization and accretion, net	425	297
Stock-based compensation—restricted stock units	63	58
Deferred income taxes	(204)	(119)
Net gains on sales of securities	(34)	(4)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(1,258)	(371)
Net decrease (increase) in securities loaned or sold under repurchase agreements	2,296	594
Net decrease (increase) in trading account assets	(528)	(646)
Net decrease (increase) in other assets	(11)	(573)
Net increase (decrease) in trading account liabilities	(839)	429
Net increase (decrease) in other liabilities	164	62
Loans originated for sale	(1,880)	(1,215)
Net proceeds from sale of loans originated for sale	1,978	1,077
Pension and other benefits adjustment	(32)	(37)
Goodwill impairment	1,614	—
Other, net	36	(20)
Total adjustments	1,979	(425)
Net cash provided by (used in) operating activities	978	371
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	3,957	853
Proceeds from paydowns and maturities of securities available for sale	1,897	2,252
Purchases of securities available for sale	(5,719)	(4,697)
Proceeds from paydowns and maturities of securities held to maturity	3,893	1,262
Purchases of securities held to maturity	(3,023)	(772)
Proceeds from sales of loans	626	563
Net decrease (increase) in loans	(2,896)	(3,735)
Purchases of other investments	(75)	(188)
Other, net	(287)	(59)
Net cash provided by (used in) investing activities	(1,627)	(4,521)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	5,692	3,017
Net increase (decrease) in commercial paper and other short-term borrowings	(446)	1,241
Proceeds from issuance of long-term debt	2,331	4,058
Repayment of long-term debt	(4,319)	(3,367)
Other, net	(89)	(117)
Change in noncontrolling interests	(2)	—
Net cash provided by (used in) financing activities	3,167	4,832
Net change in cash, cash equivalents and restricted cash	2,518	682
Cash, cash equivalents and restricted cash at beginning of period	8,398	3,528
Cash, cash equivalents and restricted cash at end of period	$10,916	$4,210
Cash Paid During the Period For:
Interest	$1,843	$1,180
Income taxes, net	198	121
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$599	$10
Securities held to maturity transferred to securities available for sale	170	—
Securities available for sale transferred to securities held to maturity	—	1,924
Lease assets upon adoption of ASU 2016-02, Leases	632	—
Lease liabilities upon adoption of ASU 2016-02, Leases	740	—
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$10,883	$4,192
Restricted cash included in other assets	33	18
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$10,916	$4,210
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2019 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 (2018 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the allowance for credit losses (Note 3 "Loans and Allowance for Loan Losses"), goodwill impairment, fair value of financial instruments (Note 9 "Fair Value Measurement and Fair Value of Financial Instruments"), pension accounting (Note 12 "Employee Pension and Other Postretirement Benefits"), income taxes, and transfer pricing.
Recently Issued Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the current expected credit loss (CECL) model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The ASU is effective for interim and annual periods beginning on January 1, 2020, with early adoption permitted in 2019, and requires a cumulative-effect adjustment to retained earnings as of the beginning of the reporting period of adoption. The Company plans to adopt the ASU on January 1, 2020. The Company has continued parallel testing in the third quarter of 2019. Management currently expects the allowance for credit losses will increase upon adoption of this ASU, primarily the allowance for consumer loans; however, the magnitude of the change is highly dependent on economic conditions and portfolio composition at the time of adoption.

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

Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which will make more hedging strategies eligible for hedge accounting, simplify the application of hedge accounting, and enhance the transparency and understandability of hedge results. The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also amends the disclosure requirements and changes how entities assess effectiveness. Effective January 1, 2019, the Company adopted this guidance which did not significantly impact the Company's financial position or results of operations. As permitted by this guidance, upon adoption the Company transferred securities held to maturity with a carrying amount of $170 million to securities available for sale.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU removes Step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments, a goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. Effective July 1, 2019, the Company adopted this guidance in connection with an interim quantitative impairment test of goodwill allocated to three of its reporting units. For additional information related to goodwill, see Note 4 "Goodwill" to these Consolidated Financial Statements.

Note 2—Securities

Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale at September 30, 2019 and December 31, 2018 are presented below.

	September 30, 2019				December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$4,464	$24	$13	$4,475	$3,572	$1	$144	$3,429
Mortgage-backed:
U.S. agencies	6,694	17	37	6,674	8,168	7	168	8,007
Residential - non-agency	848	7	3	852	887	—	23	864
Commercial - non-agency	2,497	77	3	2,571	1,198	3	21	1,180
Collateralized loan obligations	1,530	1	7	1,524	1,492	—	18	1,474
Direct bank purchase bonds	927	39	17	949	1,190	30	30	1,190
Other	206	1	1	206	173	—	3	170
Total securities available for sale	$17,166	$166	$81	$17,251	$16,680	$41	$407	$16,314

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2019 and December 31, 2018 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2019
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$1,382	$9	$543	$4	$1,925	$13
Mortgage-backed:
U.S. agencies	1,564	6	2,627	31	4,191	37
Residential - non-agency	164	1	173	2	337	3
Commercial - non-agency	348	3	12	—	360	3
Collateralized loan obligations	683	3	462	4	1,145	7
Direct bank purchase bonds	2	1	309	16	311	17
Other	99	1	—	—	99	1
Total securities available for sale	$4,242	$24	$4,126	$57	$8,368	$81

Note 2—Securities (Continued)

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$147	$1	$3,182	$143	$3,329	$144
Mortgage-backed:
U.S. agencies	1,941	8	4,797	160	6,738	168
Residential - non-agency	398	7	383	16	781	23
Commercial - non-agency	380	6	515	15	895	21
Collateralized loan obligations	1,428	18	—	—	1,428	18
Direct bank purchase bonds	221	6	417	24	638	30
Other	162	3	1	—	163	3
Total securities available for sale	$4,677	$49	$9,295	$358	$13,972	$407

At September 30, 2019, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At September 30, 2019, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2019, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

Note 2—Securities (Continued)

	September 30, 2019
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$1,240	$3,200	$35	$4,475
Mortgage-backed:
U.S. agencies	—	241	1,087	5,346	6,674
Residential - non-agency	—	—	—	852	852
Commercial - non-agency	32	—	789	1,750	2,571
Collateralized loan obligations	—	—	463	1,061	1,524
Direct bank purchase bonds	65	289	494	101	949
Other	3	203	—	—	206
Total securities available for sale	$100	$1,973	$6,033	$9,145	$17,251

The gross realized gains and losses from sales of available for sale securities for the three and nine months ended September 30, 2019 and 2018 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018
Gross realized gains	$11	$1	$34	$4

Securities Held to Maturity
At September 30, 2019 and December 31, 2018, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	September 30, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,248	$—	$—	$1,248	$3	$—	$1,251
Mortgage-backed:
U.S. agencies	8,710	1	113	8,598	150	19	8,729
Total securities held to maturity	$9,958	$1	$113	$9,846	$153	$19	$9,980

	December 31, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,250	$—	$—	$1,250	$2	$2	$1,250
Mortgage-backed:
U.S. agencies	9,788	1	138	9,651	28	209	9,470
Total securities held to maturity	$11,038	$1	$138	$10,901	$30	$211	$10,720

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

Note 2—Securities (Continued)

The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2019 and December 31, 2018 are shown below, separately for periods less than 12 months and 12 months or more.

	September 30, 2019
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$260	$—	$—	$—	$—	$—	$260	$—	$—
Mortgage-backed:
U.S. agencies	672	—	3	4,783	113	16	5,455	113	19
Total securities held to maturity	$932	$—	$3	$4,783	$113	$16	$5,715	$113	$19

	December 31, 2018
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$—	$—	$—	$496	$—	$2	$496	$—	$2
Mortgage-backed:
U.S. agencies	697	—	11	8,587	138	198	9,284	138	209
Total securities held to maturity	$697	$—	$11	$9,083	$138	$200	$9,780	$138	$211

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2019
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$9	$10	$—	$—	$1,239	$1,241	$—	$—	$1,248	$1,251
Mortgage-backed:
U.S. agencies	—	—	725	748	932	938	6,941	7,043	8,598	8,729
Total securities held to maturity	$9	$10	$725	$748	$2,171	$2,179	$6,941	$7,043	$9,846	$9,980

Securities Pledged and Received as Collateral
At September 30, 2019 and December 31, 2018, the Company pledged $11.9 billion and $11.9 billion of available for sale and trading securities as collateral, respectively, of which $1.9 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At September 30, 2019 and December 31, 2018, the Company received $33.3 billion and $33.1 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $33.3 billion and $33.1 billion, respectively, was permitted to be sold or repledged. Of the

Note 2—Securities (Continued)

collateral received, the Company sold or repledged $32.9 billion and $32.1 billion at September 30, 2019 and December 31, 2018, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2018 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at September 30, 2019 and December 31, 2018.

(Dollars in millions)	September 30, 2019	December 31, 2018
Loans held for investment:
Commercial and industrial	$25,819	$24,919
Commercial mortgage	15,909	15,354
Construction	1,609	1,613
Lease financing	1,235	1,249
Total commercial portfolio	44,572	43,135
Residential mortgage and home equity(1)	39,693	40,677
Other consumer(2)	4,428	2,695
Total consumer portfolio	44,121	43,372
Total loans held for investment(3)	88,693	86,507
Allowance for loan losses	(573)	(474)
Loans held for investment, net	$88,120	$86,033

(1)	Includes home equity loans of $2,129 million and $2,238 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

(3)	Includes $335 million and $340 million at September 30, 2019 and December 31, 2018, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended September 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$407	$155	$—	$562
(Reversal of) provision for loan losses	50	42	—	92
Loans charged-off	(59)	(26)	—	(85)
Recoveries of loans previously charged-off	2	2	—	4
Allowance for loan losses, end of period	$400	$173	$—	$573

	For the Three Months Ended September 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$362	$78	$5	$445
(Reversal of) provision for loan losses	33	24	5	62
Loans charged-off	(8)	(8)	—	(16)
Recoveries of loans previously charged-off	8	2	—	10
Allowance for loan losses, end of period	$395	$96	$10	$501

	For the Nine Months Ended September 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
(Reversal of) provision for loan losses	102	120	(5)	217
Loans charged-off	(84)	(64)	—	(148)
Recoveries of loans previously charged-off	23	7	—	30
Allowance for loan losses, end of period	$400	$173	$—	$573

	For the Nine Months Ended September 30, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	32	32	(20)	44
Loans charged-off	(15)	(27)	—	(42)
Recoveries of loans previously charged-off	18	5	—	23
Allowance for loan losses, end of period	$395	$96	$10	$501

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of September 30, 2019 and December 31, 2018.

	September 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$111	$12	$—	$123
Collectively evaluated for impairment	289	161	—	450
Total allowance for loan losses	$400	$173	$—	$573

Loans held for investment:
Individually evaluated for impairment	$527	$254	$—	$781
Collectively evaluated for impairment	44,045	43,867	—	87,912
Total loans held for investment	$44,572	$44,121	$—	$88,693

	December 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$62	$13	$—	$75
Collectively evaluated for impairment	297	97	5	399
Total allowance for loan losses	$359	$110	$5	$474

Loans held for investment:
Individually evaluated for impairment	$450	$280	$—	$730
Collectively evaluated for impairment	42,685	43,092	—	85,777
Total loans held for investment	$43,135	$43,372	$—	$86,507

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2019 and December 31, 2018.

(Dollars in millions)	September 30, 2019	December 31, 2018
Commercial and industrial	$258	$269
Commercial mortgage	20	12
Total commercial portfolio	278	281
Residential mortgage and home equity	139	139
Other consumer	1	1
Total consumer portfolio	140	140
Total nonaccrual loans	$418	$421
Troubled debt restructured loans that continue to accrue interest	$395	$299
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$122	$136

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the aging of the balance of loans held for investment by class as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,785	$92	$177	$269	$27,054
Commercial mortgage	15,864	41	4	45	15,909
Construction	1,609	—	—	—	1,609
Total commercial portfolio	44,258	133	181	314	44,572
Residential mortgage and home equity	39,484	164	45	209	39,693
Other consumer	4,391	25	12	37	4,428
Total consumer portfolio	43,875	189	57	246	44,121
Total loans held for investment	$88,133	$322	$238	$560	$88,693

	December 31, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,114	$18	$36	$54	$26,168
Commercial mortgage	15,333	17	4	21	15,354
Construction	1,593	20	—	20	1,613
Total commercial portfolio	43,040	55	40	95	43,135
Residential mortgage and home equity	40,440	188	49	237	40,677
Other consumer	2,671	15	9	24	2,695
Total consumer portfolio	43,111	203	58	261	43,372
Total loans held for investment	$86,151	$258	$98	$356	$86,507

Loans held for investment 90 days or more past due and still accruing interest totaled $18 million at September 30, 2019 and $23 million at December 31, 2018.

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	September 30, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,881	$631	$542	$27,054
Commercial mortgage	15,647	38	224	15,909
Construction	1,497	50	62	1,609
Total commercial portfolio	$43,025	$719	$828	$44,572

	December 31, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,191	$355	$622	$26,168
Commercial mortgage	15,138	105	111	15,354
Construction	1,542	8	63	1,613
Total commercial portfolio	$41,871	$468	$796	$43,135

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $3 million and $6 million of loans covered by FDIC loss share agreements, at September 30, 2019 and December 31, 2018, respectively.

	September 30, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$39,551	$139	$39,690
Other consumer	4,427	1	4,428
Total consumer portfolio	$43,978	$140	$44,118

	December 31, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$40,532	$139	$40,671
Other consumer	2,694	1	2,695
Total consumer portfolio	$43,226	$140	$43,366

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at September 30, 2019 and December 31, 2018. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	September 30, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$32,398	$6,017	$878	$39,293
Other consumer	2,476	1,905	2	4,383
Total consumer portfolio	$34,874	$7,922	$880	$43,676
Percentage of total	80%	18%	2%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2018
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$33,313	$6,470	$484	$40,267
Other consumer	1,625	1,000	2	2,627
Total consumer portfolio	$34,938	$7,470	$486	$42,894
Percentage of total	82%	17%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

	September 30, 2019
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage and home equity	$37,920	$1,312	$13	$48	$39,293
Total consumer portfolio	$37,920	$1,312	$13	$48	$39,293
Percentage of total	97%	3%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage and home equity	$38,570	$1,582	$16	$99	$40,267
Total consumer portfolio	$38,570	$1,582	$16	$99	$40,267
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of September 30, 2019 and December 31, 2018. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $58 million and $49 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2019 and December 31, 2018, respectively.

(Dollars in millions)	September 30, 2019	December 31, 2018
Commercial and industrial	$90	$109
Commercial mortgage	168	46
Construction	62	63
Total commercial portfolio	320	218
Residential mortgage and home equity	196	216
Other consumer	1	1
Total consumer portfolio	197	217
Total restructured loans	$517	$435

For the third quarter of 2019, TDR modifications in the commercial portfolio segment were substantially composed of maturity extensions. In the consumer portfolio segment, modifications were largely composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for the nine months ended September 30, 2019 and September 30, 2018. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$11	$11	$114	$114
Commercial mortgage	66	63	128	124
Total commercial portfolio	77	74	242	238
Residential mortgage and home equity	4	4	10	10
Other consumer	—	—	—	—
Total consumer portfolio	4	4	10	10
Total	$81	$78	$252	$248

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended September 30, 2018		For the Nine Months Ended September 30, 2018
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$59	$59	$163	$163
Total commercial portfolio	59	59	163	163
Residential mortgage and home equity	5	5	8	8
Other consumer	—	—	—	—
Total consumer portfolio	5	5	8	8
Total	$64	$64	$171	$171

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2019 and 2018, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Commercial and industrial	$—	$40
Commercial mortgage	—	1
Total commercial portfolio	—	41
Total	$—	$41

(Dollars in millions)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Residential mortgage and home equity	$—	$2
Total consumer portfolio	—	2
Total	$—	$2

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
The following tables show information about impaired loans by class as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$276	$10	$286	$111	$313	$76
Commercial mortgage	8	171	179	—	8	171
Construction	—	62	62	—	2	62
Total commercial portfolio	284	243	527	111	323	309
Residential mortgage and home equity	181	71	252	12	189	92
Other consumer	2	—	2	—	2	—
Total consumer portfolio	183	71	254	12	191	92
Total	$467	$314	$781	$123	$514	$401

	December 31, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$299	$22	$321	$61	$372	$39
Commercial mortgage	25	41	66	1	25	41
Construction	—	63	63	—	—	63
Total commercial portfolio	324	126	450	62	397	143
Residential mortgage and home equity	196	83	279	13	205	106
Other consumer	1	—	1	—	1	—
Total consumer portfolio	197	83	280	13	206	106
Total	$521	$209	$730	$75	$603	$249

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during the three and nine months ended September 30, 2019 and 2018 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$381	$4	$329	$3	$445	$9	$306	$8
Commercial mortgage	136	5	79	5	75	11	56	23
Construction	62	3	78	3	87	9	106	7
Total commercial portfolio	579	12	486	11	607	29	468	38
Residential mortgage and home equity	257	4	292	3	266	13	302	12
Other consumer	2	—	1	—	2	—	1	—
Total consumer portfolio	259	4	293	3	268	13	303	12
Total	$838	$16	$779	$14	$875	$42	$771	$50

Loans Held for Sale

The following table presents loan transfers from held for investment to held for sale and proceeds from sales of loans during the three and nine months ended September 30, 2019 and 2018 for the commercial and consumer loans portfolio segments.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
(Dollars in millions)	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale	Net Transfer of Loans Held for Investment to (from) Loans Held for Sale	Proceeds from Sale
Commercial portfolio	$284	$381	$77	$49	$604	$626	$10	$563
Consumer portfolio	(4)	—	—	—	(5)	—	—	—
Total	$280	$381	$77	$49	$599	$626	$10	$563

Note 4—Goodwill
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2019 are shown in the table below.

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUFG Fund Services	Total
Goodwill, beginning of period	$2,134	$840	$251	$76	$3,301
Goodwill acquired during the year	59	18	—	—	77
Impairment losses	(1,423)	(191)	—	—	(1,614)
Goodwill, end of period	$770	$667	$251	$76	$1,764

Goodwill	2,193	858	251	76	3,378
Accumulated impairment losses	(1,423)	(191)	—	—	(1,614)
Balance at September 30, 2019	$770	$667	$251	$76	$1,764

The Company performs goodwill impairment tests on an annual basis as of April 1, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company adopted Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04") effective July 1, 2019. This standard eliminates Step 2 from the goodwill impairment test. Instead, the Company performs its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

During the third quarter of 2019, due to the decline in interest rates and slower growth than previously forecasted, cash flow projections for certain reporting units were revised lower. The combination of these events led management to believe that it was more likely than not that the fair values of certain reporting units were below carrying value. As a result, the Company initiated an interim quantitative impairment test of goodwill allocated to three of its reporting units: Consumer Banking, Commercial Banking and Real Estate Industries, and Global Corporate & Investment Banking - U.S.

The Company estimated the fair value of its reporting units using a combination of the income and the market approaches. The income approach estimates the fair value of the reporting units by discounting management’s projections of each reporting unit’s cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, using a discount rate derived from the Capital Asset Pricing Model. The market approach incorporates comparable public company price to tangible book value and price to earnings multiples.

Certain projected cash flows used to estimate fair value of the reporting units were revised lower than previous projections due to the combination of the following factors: the decline in interest rates through September 30, 2019 and a change in the Company’s expectation that interest rates will remain lower than previously assumed; updates to key loan growth and loan mix assumptions in the forecast to address the Company’s declining net interest margin; and a reduction of the expected growth and cash flow contribution of new initiatives based on a revised economic outlook. Multiples selected in the market approach to estimate fair value were also revised lower than those used in the most recent annual quantitative impairment test due to lower reporting unit earnings.

Upon completing the quantitative impairment test, the Company recorded an impairment charge of $1.6 billion, which represented the entire amount of goodwill allocated to the Consumer Banking reporting unit and a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. reporting unit, which has $667 million allocated goodwill remaining after the impairment.

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018.

	September 30, 2019
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$30	$30	$—	$—
Leasing investments	—	391	118	509	8	8
Total consolidated VIEs	$—	$391	$148	$539	$8	$8

	December 31, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$43	$43	$—	$—
Leasing investments	—	570	122	692	17	17
Total consolidated VIEs	$—	$570	$165	$735	$17	$17

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

Note 5—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at September 30, 2019 and December 31, 2018. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the nine months ended September 30, 2019 and September 30, 2018, the Company had noncash increases in unfunded commitments on LIHC investments of $82 million and $45 million, respectively, included within other liabilities.

	September 30, 2019
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$27	$221	$964	$1,212	$208	$208	$1,212
Renewable energy investments	—	—	—	1,297	1,297	—	—	1,332
Other investments	—	—	15	68	83	4	4	153
Total unconsolidated VIEs	$—	$27	$236	$2,329	$2,592	$212	$212	$2,697

	December 31, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$198	$976	$1,202	$165	$165	$1,202
Renewable energy investments	26	—	19	1,401	1,446	14	14	1,467
Other investments	—	—	—	35	35	—	—	79
Total unconsolidated VIEs	$26	$28	$217	$2,412	$2,683	$179	$179	$2,748

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and nine months ended September 30, 2019 and 2018.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$2	$2	$5	$6
Amortization of LIHC investments included in income tax expense	33	34	97	102
Tax credits and other tax benefits from LIHC investments included in income tax expense	44	39	130	130

Note 5—Variable Interest Entities (Continued)

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

Note 6—Securities Financing Arrangements
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

The following tables present the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged at September 30, 2019 and December 31, 2018.

	September 30, 2019					December 31, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase
U.S. Treasury and government agencies	$12,351	$3,707	$904	$939	$17,901	$9,680	$2,945	$3,046	$335	$16,006
Mortgage-backed:
U.S. agencies	6,350	1,605	5,842	1,050	14,847	9,803	1,640	7,569	—	19,012
Corporate debt	907	—	963	—	1,870	682	130	1,227	—	2,039
Other debt	500	—	726	—	1,226	115	245	519	—	879
Equity	952	70	250	—	1,272	387	220	255	—	862
Total	$21,060	$5,382	$8,685	$1,989	$37,116	$20,667	$5,180	$12,616	$335	$38,798
Securities loaned:
Corporate bonds	3	—	—	—	3	1	—	—	—	1
Equity	310	—	—	—	310	92	—	—	—	92
Total	$313	$—	$—	$—	$313	$93	$—	$—	$—	$93

Note 6—Securities Financing Arrangements (Continued)

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

The following tables present the offsetting of financial assets and liabilities at September 30, 2019 and December 31, 2018.

	September 30, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,637	$452	$1,185	$45	$—	$1,140
Securities borrowed or purchased under resale agreements	31,474	7,848	23,626	23,543	—	83
Total	$33,111	$8,300	$24,811	$23,588	$—	$1,223
Financial Liabilities:
Derivative liabilities	$723	$384	$339	$147	$1	$191
Securities loaned or sold under repurchase agreements	37,429	7,848	29,581	28,569	—	1,012
Total	$38,152	$8,232	$29,920	$28,716	$1	$1,203

	December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$871	$354	$517	$14	$—	$503
Securities borrowed or purchased under resale agreements	33,974	11,606	22,368	22,291	—	77
Total	$34,845	$11,960	$22,885	$22,305	$—	$580
Financial Liabilities:
Derivative liabilities	$804	$322	$482	$69	$—	$413
Securities loaned or sold under repurchase agreements	38,891	11,606	27,285	26,434	—	851
Total	$39,695	$11,928	$27,767	$26,503	$—	$1,264

Note 7—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	September 30, 2019	December 31, 2018
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 2.21% and 2.39% at September 30, 2019 and December 31, 2018, respectively	$480	$382
Federal Home Loan Bank advances, with a weighted average interest rate of 2.29% and 2.52% at September 30, 2019 and December 31, 2018, respectively	7,600	7,800
Total debt issued by MUB	8,080	8,182
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 2.58% and 3.01% at September 30, 2019 and December 31, 2018, respectively	69	145
Short-term debt due to affiliates, with weighted average interest rates of (-0.09)% and (-0.07)% at September 30, 2019 and December 31, 2018, respectively	684	936
Total debt issued by other MUAH subsidiaries	753	1,081
Total commercial paper and other short-term borrowings	$8,833	$9,263

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.5 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or U.S. Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At September 30, 2019, MUSA had JPY 74 billion (USD 684 million equivalent) drawn under this facility.

Note 8—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	September 30, 2019	December 31, 2018
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$399	$398
Fixed rate 3.00% notes due February 2025	397	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2021. This note, which bears interest at 0.81% above 3-month LIBOR, had a rate of 2.94% at September 30, 2019 and 3.58% at December 31, 2018	1,625	1,625
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 3.03% at September 30, 2019 and 3.67% at December 31, 2018	3,250	3,250
Floating rate debt due December 2022. This note, which bears interest at 0.97% above 3-month LIBOR, had a rate of 3.07% at September 30, 2019	125	—
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 3.12% at September 30, 2019 and 3.76% at December 31, 2018	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at September 30, 2019 and December 31, 2018	23	24
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 3.82% at September 30, 2019 and 4.49% at December 31, 2018	37	36
Total debt issued by MUAH	7,481	7,355
Debt issued by MUB
Senior debt:
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 2.70% at September 30, 2019	300	—
Variable rate FHLB of San Francisco advances due between September 2020 and October 2020. These notes bear a combined weighted average rate of 2.18% at September 30, 2019	500	—
Fixed rate 2.25% notes due May 2019	—	498
Fixed rate 3.15% notes due April 2022	997	—
Fixed rate FHLB of San Francisco advances due between October 2019 and December 2023. These notes bear a combined weighted average rate of 2.91% at September 30, 2019 and 2.66% at December 31, 2018	6,000	9,100
Other	13	34
Total debt issued by MUB	7,810	9,632
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 2.10% at September 30, 2019 and 2.80% at December 31, 2018	250	250
Various fixed rate borrowings due between November 2019 and June 2023 with a weighted average interest rate of 2.21% (between1.68% and 2.44%) at September 30, 2019 and 1.82% (between 0.14% and 2.44%) at December 31, 2018	149	244
Subordinated debt due to Affiliate:
Floating rate borrowings due March 2019. These notes, which bore interest above 6-month LIBOR had an interest rate of 4.13% at December 31, 2018	—	75
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 2.30% at September 30, 2019 and 4.09% (between 2.75% and 4.17%) at December 31, 2018	3	53
Fixed rate non-recourse borrowings due between March 2020 and July 2023 which had an interest rate of 3.06% (between 1.96% and 3.72%) at September 30, 2019 and 3.05% at December 31, 2018	170	187
Other non-recourse debt:
Various floating rate non-recourse borrowings due between October 2019 and February 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 4.39% (between 4.12% and 4.66%) at September 30, 2019 and 4.21% (between 4.17% and 4.48%) at December 31, 2018	19	89
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at September 30, 2019 and December 31, 2018	30	33
Total debt issued by other MUAH subsidiaries	621	931
Total long-term debt	$15,912	$17,918

Note 8—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at September 30, 2019 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2019	$—	$500	$16	$516
2020	—	2,025	217	2,242
2021	1,625	1,925	189	3,739
2022	3,774	1,797	41	5,612
2023	1,648	1,552	128	3,328
Thereafter	434	11	30	475
Total long-term debt	$7,481	$7,810	$621	$15,912

MUB Senior Debt
In March 2019, MUB issued $300 million of floating rate senior bank notes and $1.0 billion of 3.15% senior bank notes. These notes were issued as part of MUB's $12.0 billion bank note program under which MUB may issue, from time to time, senior unsecured debt obligations. At September 30, 2019, there was $4.6 billion available for issuance under the program. MUB does not have any firm commitments in place to sell notes under this program.

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

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, by major category and by valuation hierarchy level.

	September 30, 2019					December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$3,617	$—	$—	$3,617	$—	$3,071	$—	$—	$3,071
Mortgage-backed:
U.S. agencies	—	5,012	—	—	5,012	—	5,785	—	—	5,785
Corporate debt	—	1,091	—	—	1,091	—	1,367	—	—	1,367
Other debt	—	744	—	—	744	—	360	—	—	360
Equity	97	—	—	—	97	127	—	—	—	127
Derivative contracts	14	1,601	12	(447)	1,180	19	806	13	(335)	503
Total trading account assets	111	12,065	12	(447)	11,741	146	11,389	13	(335)	11,213
Securities available for sale:
U.S. Treasury and government agencies	—	4,475	—	—	4,475	—	3,429	—	—	3,429
Mortgage-backed:
U.S. agencies	—	6,674	—	—	6,674	—	8,007	—	—	8,007
Residential - non-agency	—	852	—	—	852	—	864	—	—	864
Commercial - non-agency	—	2,553	18	—	2,571	—	1,180	—	—	1,180
Collateralized loan obligations	—	1,524	—	—	1,524	—	1,474	—	—	1,474
Direct bank purchase bonds	—	—	949	—	949	—	—	1,190	—	1,190
Other	—	32	174	—	206	—	29	141	—	170
Total securities available for sale	—	16,110	1,141	—	17,251	—	14,983	1,331	—	16,314
Other assets:
Mortgage servicing rights	—	—	261	—	261	—	—	159	—	159
Loans held for sale	—	—	43	—	43	—	—	117	—	117
Derivative contracts	—	6	4	(5)	5	—	32	1	(19)	14
Equity securities	10	—	—	—	10	9	—	—	—	9
Total other assets	10	6	308	(5)	319	9	32	277	(19)	299
Total assets	$121	$28,181	$1,461	$(452)	$29,311	$155	$26,404	$1,621	$(354)	$27,826
Percentage of total	—%	96%	5%	(1)%	100%	—%	95%	6%	(1)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$2,173	$—	$—	$2,173	$—	$2,753	$—	$—	$2,753
Corporate debt	—	565	—	—	565	—	717	—	—	717
Other debt	—	21	—	—	21	—	10	—	—	10
Equity	99	—	—	—	99	70	—	—	—	70
Derivatives contracts	20	678	12	(380)	330	55	731	13	(322)	477
Total trading account liabilities	119	3,437	12	(380)	3,188	125	4,211	13	(322)	4,027
Other liabilities:
FDIC clawback liability	—	—	120	—	120	—	—	116	—	116
Derivatives contracts	—	8	5	(4)	9	—	3	2	—	5
Total other liabilities	—	8	125	(4)	129	—	3	118	—	121
Total liabilities	$119	$3,445	$137	$(384)	$3,317	$125	$4,214	$131	$(322)	$4,148
Percentage of total	4%	104%	4%	(12)%	100%	3%	102%	3%	(8)%	100%
Percentage of total Company liabilities	—%	2%	—%	—%	2%	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018. Level 3 securities available for sale at September 30, 2019 and 2018 primarily consist of direct bank purchase bonds.

	For the Three Months Ended
	September 30, 2019					September 30, 2018
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$12	$1,088	$519	$(12)	$(125)	$50	$1,495	$149	$(49)	$(119)
Total gains (losses) - realized/unrealized:
Included in income before taxes	—	—	(18)	—	—	6	—	2	(7)	—
Included in other comprehensive income	—	5	—	—	—	—	(1)	—	—	—
Purchases/additions	—	52	76	—	—	—	52	25	—	—
Sales	—	—	(269)	—	—	—	—	—	—	—
Settlements	—	(4)	—	—	—	(13)	(121)	—	13	—
Asset (liability) balance, end of period	$12	$1,141	$308	$(12)	$(125)	$43	$1,425	$176	$(43)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$(33)	$—	$—	$6	$—	$2	$(7)	$—

	For the Nine Months Ended
	September 30, 2019					September 30, 2018
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$13	$1,331	$277	$(13)	$(118)	$139	$1,600	$65	$(138)	$(119)
Total gains (losses) - realized/unrealized):
Included in income before taxes	2	—	(94)	(2)	(7)	—	—	11	(1)	—
Included in other comprehensive income	—	25	—	—	—	—	(18)	—	—	—
Purchases/additions	—	56	394	—	—	—	125	100	—	—
Sales	—	—	(269)	—	—	—	—	—	—	—
Settlements	(3)	(271)	—	3	—	(96)	(282)	—	96	—
Asset (liability) balance, end of period	$12	$1,141	$308	$(12)	$(125)	$43	$1,425	$176	$(43)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$2	$—	$(109)	$(2)	$(7)	$—	$—	$11	$(1)	$—

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at September 30, 2019.

	September 30, 2019
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$949	Return on equity	Market-required return on capital	8.0 - 10.0%	9.8%
			Probability of default	0.0 - 25.0	0.3
			Loss severity	10.0 - 45.0	20.3

The direct bank purchase bonds generally use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2019 and 2018 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2019				For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment
Impaired loans	$36	$—	$—	$36	$(17)	$(20)
Goodwill
Goodwill impairment	1,764	—	—	1,764	(1,614)	(1,614)
Other assets
Software	—	—	—	—	—	(3)
Premises and equipment, net	—	—	—	—	—	(1)
Loans held for sale	260	—	—	260	(6)	(15)
Renewable energy investment	—	—	—	—	—	(1)
Other	—	—	—	—	—	(1)
Total	$2,060	$—	$—	$2,060	$(1,637)	$(1,655)

	September 30, 2018				For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment
Impaired loans	$183	$—	$—	$183	$(59)	$(73)
Other assets
Software	—	—	—	—	(1)	(3)
Private equity investments	10	—	—	10	—	(2)
Renewable energy investment	2	—	—	2	—	(2)
Consolidated LIHC VIE	48	—	—	48	—	(8)
Total	$243	$—	$—	$243	$(60)	$(88)

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at September 30, 2019 and December 31, 2018.

	September 30, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10,883	$10,883	$10,883	$—	$—
Securities borrowed or purchased under resale agreements	23,626	23,634	—	23,634	—
Securities held to maturity	9,846	9,980	—	9,980	—
Loans held for investment(1)	86,961	87,781	—	—	87,781
Other assets	33	33	33	—	—
Liabilities
Time deposits	$17,213	$17,272	$—	$17,272	$—
Securities loaned or sold under repurchase agreements	29,581	29,584	—	29,584	—
Commercial paper and other short-term borrowings	8,833	8,833	—	8,833	—
Long-term debt	15,912	16,130	—	16,130	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$88	$275	$—	$—	$275

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,350	$8,350	$8,350	$—	$—
Securities borrowed or purchased under resale agreements	22,368	22,368	—	22,368	—
Securities held to maturity	10,901	10,720	—	10,720	—
Loans held for investment(1)	84,805	84,729	—	—	84,729
Other assets	48	48	48	—	—
Liabilities
Time deposits	$11,739	$11,714	$—	$11,714	$—
Securities loaned or sold under repurchase agreements	27,285	27,285	—	27,285	—
Commercial paper and other short-term borrowings	9,263	9,263	—	9,263	—
Long-term debt	17,918	17,961	—	17,961	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$120	$242	$—	$—	$242

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments at September 30, 2019 and December 31, 2018. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	September 30, 2019			December 31, 2018
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$10,819	$—	$—	$674	$6	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	272,747	1,272	524	189,478	531	600
Commodity contracts	125	10	8	336	25	18
Foreign exchange contracts	9,892	333	166	8,475	260	168
Equity contracts	107	12	12	300	22	13
Other contracts	53	—	—	127	—	—
Total Trading	282,924	1,627	710	198,716	838	799
Other risk management	2,781	10	13	1,704	27	5
Total derivative instruments	$296,524	$1,637	$723	$201,094	$871	$804

We recognized net losses of $5 million and net gains of $2 million on other risk management derivatives for the three and nine months ended September 30, 2019, respectively, and net losses of $28 million and $26 million for the three and nine months ended September 30, 2018, respectively, which are included in other noninterest income.

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

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The Company used interest rate derivatives with an aggregate notional amount of $10.8 billion at September 30, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $69 million at September 30, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At September 30, 2019, the weighted average remaining life of the active cash flow hedges was 2.8 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At September 30, 2019, the Company expects to reclassify approximately $74 million of losses from AOCI as a reduction to net interest income during the twelve months ending September 30, 2020. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2019.
The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2019 and 2018.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income			(Gains) Losses Recognized in Income (Ineffective Portion)
	For the Three Months Ended September 30,			For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2019	2018	Location	2019	2018	Location	2018
Derivatives in cash flow hedging relationships
			Interest income	$(27)	$(11)
Interest rate contracts	$41	$—	Interest expense	—	—	Noninterest expense	$—
Total	$41	$—		$(27)	$(11)		$—

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income			Gains (Losses) Recognized in Income (Ineffective Portion)
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Location	2019	2018	Location	2018
Derivatives in cash flow hedging relationships
			Interest income	$(67)	$(19)
Interest rate contracts	$110	$(98)	Interest expense	—	—	Noninterest expense	$(1)
Total	$110	$(98)		$(67)	$(19)		$(1)

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

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents gains (losses) on the Company's fair value hedges and hedged item for the three and nine months ended September 30, 2018. The company did not have any fair value hedges during 2019.

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
(Dollars in millions)	Derivative	Hedged Item	Hedge Ineffectiveness	Derivative	Hedged Item	Hedge Ineffectiveness

Interest rate risk on long-term debt	$—	$—	$—	$(2)	$2	$—
Total	$—	$—	$—	$(2)	$2	$—

Derivatives Not Designated as Hedging Instruments
Trading Derivatives
Derivative instruments classified as trading include derivatives entered into at MUAH's broker-dealer subsidiary, MUSA, and derivatives entered into as an accommodation for customers and for certain economic hedging activities at MUB. Trading derivatives are included in trading assets or trading liabilities with changes in fair value reflected in income from trading account activities.
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and nine months ended September 30, 2019 and 2018.

	Gains (Losses) Recognized in Income on Trading Derivatives		Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Trading derivatives
Interest rate contracts	$(28)	$64	$(112)	$194
Equity contracts	(6)	5	1	23
Foreign exchange contracts	14	11	38	32
Total	$(20)	$80	$(73)	$249

Offsetting Financial Assets and Liabilities
The Company primarily enters into derivative contracts with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Credit Support Annex Agreements. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, see Note 6 "Securities Financing Arrangements" to these Consolidated Financial Statements.

Note 11—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and nine months ended September 30, 2019 and 2018.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$41	$(11)	$30
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	27	(7)	20
Net change	68	(18)	50
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	71	(18)	53
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(11)	3	(8)
Amortization of net unrealized (gains) losses on held to maturity securities	12	(4)	8
Net change	72	(19)	53
Pension and other benefits:
Amortization of prior service credit(1)	(10)	3	(7)
Recognized net actuarial (gain) loss(1)	18	(4)	14
Net change	8	(1)	7
Other	—	—	—
Net change in AOCI	$148	$(38)	$110

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2018
Cash flow hedge activities:
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	11	(3)	8
Net change	11	(3)	8
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(70)	19	(51)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	8	(2)	6
Net change	(63)	17	(46)
Pension and other benefits:
Amortization of prior service credit(1)	(10)	2	(8)
Recognized net actuarial (gain) loss(1)	24	(6)	18
Net change	14	(4)	10
Net change in AOCI	$(38)	$10	$(28)

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 11—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$110	$(29)	$81
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	67	(18)	49
Net change	177	(47)	130
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	485	(127)	358
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(34)	9	(25)
Amortization of net unrealized (gains) losses on held to maturity securities	25	(7)	18
Net change	476	(125)	351
Pension and other benefits:
Amortization of prior service credit(1)	(30)	8	(22)
Recognized net actuarial (gain) loss(1)	55	(14)	41
Net change	25	(6)	19
Other	1	—	1
Net change in AOCI	$679	$(178)	$501

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(98)	$26	$(72)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	19	(5)	14
Net change	(79)	21	(58)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(392)	103	(289)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(4)	1	(3)
Amortization of net unrealized (gains) losses on held to maturity securities	20	(5)	15
Net change	(376)	99	(277)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit (1)	(31)	8	(23)
Recognized net actuarial (gain) loss(1)	72	(19)	53
Net change	41	(11)	30
Other	(1)	—	(1)
Net change in AOCI	$(418)	$110	$(308)

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 11—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended September 30, 2018 and 2019:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, June 30, 2018	$(240)	$(464)	$—	$(580)	$(1)	$(1,285)
Other comprehensive income (loss) before reclassifications	—	(51)	—	—	—	(51)
Amounts reclassified from AOCI	8	5	—	10	—	23
Balance, September 30, 2018	$(232)	$(510)	$—	$(570)	$(1)	$(1,313)
Balance, June 30, 2019	$(140)	$(75)	$—	$(718)	$—	$(933)
Other comprehensive income (loss) before reclassifications	30	53	—	—	—	83
Amounts reclassified from AOCI	20	—	—	7	—	27
Balance, September 30, 2019	$(90)	$(22)	$—	$(711)	$—	$(823)

For the Nine Months Ended September 30, 2018 and 2019
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(72)	(289)	(2)	—	(1)	(364)
Amounts reclassified from AOCI	14	12	—	30	—	56
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, September 30, 2018	$(232)	$(510)	$—	$(570)	$(1)	$(1,313)
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	81	358	—	—	1	440
Amounts reclassified from AOCI	49	(7)	—	19	—	61
Balance, September 30, 2019	$(90)	$(22)	$—	$(711)	$—	$(823)

(1)
Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd. during the first quarter of 2018.

Note 12—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2019 and 2018. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$19	$21	$1	$—	$—	$—
Interest cost	29	25	2	2	1	1
Expected return on plan assets	(64)	(67)	(4)	(6)	—	—
Amortization of prior service credit	(7)	(7)	(3)	(3)	—	—
Recognized net actuarial loss	15	21	2	2	1	1
Total net periodic benefit (income) cost	$(8)	$(7)	$(2)	$(5)	$2	$2

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2019	2018	2019	2018	2019	2018
Components of net periodic benefit cost:
Service cost	$57	$60	$2	$3	$—	$—
Interest cost	88	75	7	6	3	2
Expected return on plan assets	(193)	(201)	(13)	(16)	—	—
Amortization of prior service credit	(20)	(20)	(10)	(11)	—	—
Recognized net actuarial loss	46	65	7	4	2	3
Total net periodic benefit (income) cost	$(22)	$(21)	$(7)	$(14)	$5	$5

Note 13—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	September 30, 2019
Commitments to extend credit	$37,999
Issued standby and commercial letters of credit	4,348
Commitments to enter into forward-starting resale agreements	1,441
Other commitments	483
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have terms of 1 year or less. As of September 30, 2019, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to

Note 13—Commitments, Contingencies and Guarantees (Continued)

these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of September 30, 2019, the current exposure to loss under these contracts totaled $31 million, and the maximum potential exposure to loss in the future was estimated at $47 million.
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

Note 14—Business Segments
The Company has four reportable segments: Regional Bank, Global Corporate & Investment Banking - U.S. (previously U.S. Wholesale & Investment Banking), Transaction Banking, and MUSA. The Company uses various management accounting methodologies to measure the performance of its segments. Unlike GAAP, there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were separate economic entities.
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

Note 14—Business Segments (Continued)

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

Real Estate Industries serves professional real estate investors and developers with products such as construction loans, commercial mortgages, bridge financing and unsecured financing. Property types supported include apartment, office, retail, industrial and single-family residential on the West Coast and in select metropolitan areas across the country. Real Estate Industries also makes tax credit investments in affordable housing projects through its Community Development Finance unit referenced as LIHC investments. By working with the Company's other segments, Real Estate Industries also offers its clients global treasury management and capital markets solutions and foreign exchange, interest rate, and commodity risk management products.

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
Global Corporate & Investment Banking - U.S.
Global Corporate & Investment Banking - U.S. delivers the full suite of MUAH products and services to large and mid-corporate customers. The segment employs an industry-focused strategy including dedicated coverage teams in General Industries, Power and Utilities, Oil and Gas, Telecom and Media, Technology, Healthcare and Nonprofit, Public Finance, and Financial Institutions (predominantly Insurance and Asset Managers). Global Corporate & Investment Banking - U.S. provides customers general corporate credit and structured credit services, including project finance, leasing and equipment finance, funds finance and asset-based finance. By working with the Company's other segments, Global Corporate & Investment Banking - U.S. offers its customers a range of noncredit services, which include global treasury management, capital market solutions, and various foreign exchange, interest rate risk and commodity risk management products.
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
Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with MUFG Bank, Ltd. U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction when we became a privately held company in 2008; the goodwill impairment recorded in the third quarter of 2019; the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.

Note 14—Business Segments (Continued)

As of and for the Three Months Ended September 30, 2019:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$582	$104	$61	$39	$(32)	$754
Noninterest income	127	87	14	111	378	717
Total revenue	709	191	75	150	346	1,471
Noninterest expense	532	116	59	119	1,944	2,770
(Reversal of) provision for credit losses	72	24	—	—	(1)	95
Income (loss) before income taxes and including noncontrolling interests	105	51	16	31	(1,597)	(1,394)
Income tax expense (benefit) (1)	19	(5)	10	7	(49)	(18)
Net income (loss) including noncontrolling interests	86	56	6	24	(1,548)	(1,376)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	4	4
Net income (loss) attributable to MUAH	$86	$56	$6	$24	$(1,544)	$(1,372)

Total assets, end of period	$75,446	$20,820	$971	$35,199	$40,797	$173,233

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three Months Ended September 30, 2018:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$553	$104	$66	$52	$57	$832
Noninterest income	111	103	15	94	303	626
Total revenue	664	207	81	146	360	1,458
Noninterest expense	518	106	65	121	249	1,059
(Reversal of) provision for credit losses	45	27	(3)	—	(5)	64
Income (loss) before income taxes and including noncontrolling interests	101	74	19	25	116	335
Income tax expense (benefit) (1)	17	(3)	5	6	10	35
Net income (loss) including noncontrolling interests	84	77	14	19	106	300
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	6	6
Net income (loss) attributable to MUAH	$84	$77	$14	$19	$112	$306

Total assets, end of period	$71,501	$19,467	$882	$33,366	$35,820	$161,036

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 14—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2019:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,727	$320	$198	$111	$(42)	$2,314
Noninterest income	375	255	44	289	1,035	1,998
Total revenue	2,102	575	242	400	993	4,312
Noninterest expense	1,608	341	188	355	2,602	5,094
(Reversal of) provision for loan losses	155	39	(2)	—	(3)	189
Income (loss) before income taxes and including noncontrolling interests	339	195	56	45	(1,606)	(971)
Income tax expense (benefit) (1)	66	6	20	9	(71)	30
Net income (loss) including noncontrolling interests	273	189	36	36	(1,535)	(1,001)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	12	12
Net income (loss) attributable to MUAH	$273	$189	$36	$36	$(1,523)	$(989)

Total assets, end of period	$75,446	$20,820	$971	$35,199	$40,797	$173,233

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Nine Months Ended September 30, 2018:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,620	$307	$197	$157	$201	$2,482
Noninterest income	338	283	44	259	680	1,604
Total revenue	1,958	590	241	416	881	4,086
Noninterest expense	1,552	310	186	353	825	3,226
(Reversal of) provision for loan losses	52	3	(4)	—	(8)	43
Income (loss) before income taxes and including noncontrolling interests	354	277	59	63	64	817
Income tax expense (benefit) (1)	68	133	16	15	(211)	21
Net income (loss) including noncontrolling interests	286	144	43	48	275	796
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	20	20
Net income (loss) attributable to MUAH	$286	$144	$43	$48	$295	$816

Total assets, end of period	$71,501	$19,467	$882	$33,366	$35,820	$161,036

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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
Industry Factors
Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Increases in interest rates may also adversely impact the value of our investment securities portfolio and the trading portfolio of MUSA and could also adversely impact loan performance by making it more difficult for borrowers with adjustable rate loans to service their debts. For several years after the 2008 recession, the Federal Reserve’s highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) placed downward pressure on the net interest margins of U.S. banks, including MUB. The Federal Reserve continued to gradually raise interest rates from late 2016 through 2018 and gradually reduce its historically high $4.5 trillion balance sheet until the third quarter of 2019 when the Federal Reserve again began to lower interest rates.  The impact of these measures on the U.S. economy and financial markets cannot be predicted with certainty at this time.  For additional information, see “The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult” in Part I, Item 1A. "Risk Factors" in our 2018 Form 10-K. For additional information, see Part I, Item 1. "Business - Supervision and Regulation - Principal Federal Banking Regulatory Agencies" in our 2018 Form 10-K.
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

The replacement of LIBOR could adversely impact our business and results of operations, and the value of certain financial instruments

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates the process of setting LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. There are ongoing global efforts to establish alternatives to interbank offered rates (such as LIBOR). However, there is uncertainty regarding the scope of the ultimate acceptance of alternative reference rates, and the potential impact on rates and pricing and assets, liabilities and results of operations. If another reference rate does not achieve widespread acceptance as an alternative to LIBOR, there likely will be disruption in the financial markets which rely on the availability of a broadly accepted reference rate, and volatility in the pricing of securities, derivatives and other instruments, which could adversely affect the Company’s businesses and results of operations.

The replacement of LIBOR creates a broad range of risks and challenges (including financial, operational, legal, reputational, compliance and market risks) for the banking industry and could adversely impact our businesses and results of operations, and the value of certain financial instruments originated or held by the Company that use LIBOR as a reference rate. LIBOR is used as a reference rate for many of our transactions, including interest rate swap agreements and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long term borrowings, which means that it is the base on which relevant interest rates are determined. The risks and challenges that may be created by the replacement of LIBOR will become clearer as replacement alternatives are developed.

There are ongoing efforts to establish an alternative reference rate. The Secured Overnight Financing Rate (or SOFR) is considered the most likely alternative reference rate suitable for replacing LIBOR, but issues remain with respect to its implementation. As a result, the scope of its ultimate acceptance and the impact on rates, pricing and the ability to manage risk, including through derivatives, remain uncertain. No other alternative rate is currently under wide consideration.

Even if SOFR or another reference rate ultimately replaces LIBOR, risks and challenges will remain for us with respect to outstanding loans, derivatives or other instruments using LIBOR, which will need to be transitioned to a new reference rate that is unlikely to exactly mimic, or produce the economic equivalent of, LIBOR. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability are likely to vary by asset class and contract and will require considerable effort and expense to renegotiate contracts for outstanding financial assets and liabilities and include impacts on the yield on loans or securities held by us, amounts paid on securities we have issued, or amounts received and paid on derivative instruments we have entered into and increase the risk of litigation.

In addition, prior to LIBOR’s cessation, instruments that continue to refer to LIBOR may be impacted if there is a change in the availability or calculation of LIBOR. While we expect LIBOR to continue to be available in substantially its current form until the end of 2021, it is possible that LIBOR quotes will become unavailable prior to that point and that it may be discontinued. This could result, for example, if sufficient LIBOR panel banks decline to make submissions to the LIBOR administrator. Discontinuation of LIBOR prior to that time may cause significant disruption to financial markets and have adverse consequences for market participants.

The value of loans, securities, or derivative instruments tied to LIBOR, the trading market for LIBOR-based securities and the Company’s risk exposures could also be impacted upon LIBOR’s discontinuance or if it is limited. If LIBOR becomes unavailable earlier than the end of 2021, the risks and consequences associated with transitioning to an alternative reference rate are likely to be accelerated and magnified due, in part, to the shorter time available for preparing for the transition.

The replacement of LIBOR may adversely affect the Company’s revenue and expenses associated with financial instruments tied to LIBOR, and the value of those financial instruments, and may have adverse tax or accounting impacts, and result in compliance, legal, operational and systems costs and risks, which, in turn, could adversely impact our businesses and results of operations.
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
Wildfires have occurred and continue to occur in a number of California counties where the Bank has branches and does business. These fires have resulted in numerous fatalities and injuries and substantial property damage to homes, businesses and infrastructure in affected communities. California and other Western states where the Bank does business have been the subject of other major wildfires or natural disasters, including mudslides, flooding and seismic events. In 2019, Pacific Gas and Electric Company and other California electric utilities instituted a program of public safety power outages when weather conditions and fire danger warranted. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and these natural disasters may adversely affect the Bank’s business and that of its customers.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements (1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: November 8, 2019	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2019	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: November 8, 2019	By:	/s/ NEAL HOLLAND
Neal Holland Controller and Chief Accounting Officer (Principal Accounting Officer)