Form 10-K
period 2019-12-31
MUFG Americas Holdings Corp
filed 2020-02-26
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of January 31, 2020, the number of shares outstanding of the registrant's Common Stock was 132,076,912.
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

ABS	Asset-backed securities
ACR	Americas Credit Review
ADR	American depositary receipt
Agency Securities	Securities guaranteed by a U.S. government agency
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AML	Anti-money laundering
AMT	Alternative minimum tax
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ARM	Americas Risk Management
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
BHCA	Bank Holding Company Act
BSA	Bank Secrecy Act
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CD	Certificate of deposit
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRA	Community Reinvestment Act
CRO	Chief Risk Officer
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
ECA	Executive Committee for the Americas
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
FINRA	Financial Industry Regulatory Authority
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act
GSE	Government-sponsored enterprise

Glossary of Defined Terms (Continued)

GSIB	Global systemically important bank
HLBV	Hypothetical liquidation at book value
HQLA	High quality liquid assets
HRA Plan	MUFG Union Bank, N.A. Retiree Health Reimbursement Plan
IAA	Internal Audit for the Americas
IBOR	Interbank Offered Rate
IDI	Insured deposit institution
IHC	Intermediate Holding Company
IRC	Internal revenue code
IRS	Internal Revenue Service
LCR	Liquidity Coverage Ratio
LIBOR	London Interbank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
MBS	Mortgage-backed securities
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MSRB	Municipal Securities Rulemaking Board
MUAH	MUFG Americas Holdings Corporation
MUAH Plan	MUFG Americas Holdings Corporation Stock Bonus Plan
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
NAFTA	North American Free Trade Agreement
NAV	Net asset value
n/a	Not available
nm	Not meaningful
NY DFS	New York State Department of Financial Services
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
ORMD	Operational Risk Management Department
PCAOB	Public Company Accounting Oversight Board
RMBS	Residential mortgage-backed security
S&P	Standard & Poor's Ratings Services
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRO	Self-regulatory organization
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
U.S. Basel lll Rules	Basel lll capitalization rules of the Basel Committee on Banking Supervision
USMCA	United States Mexico Canada Agreement
VaR	Value-at-risk
VIE	Variable interest entity
Volcker Rule	Section 619 of the Dodd-Frank Act

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

•	Technological challenges and our Transformation and Rewiring Programs and our other technology-related programs and initiatives and our expectations regarding their implementation and performance

•	Our understanding that MUFG Bank, Ltd. will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions

•	The possible risks resulting from the replacement of LIBOR, the Company's exposure to IBOR-based rates, and the Company's LIBOR transition program and expectations regarding its effectiveness

•	The impact and timing of completion of our initiatives known as the "Transformation Program" and the "Rewiring Program"

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
The Company has four reportable segments: Regional Bank, Global Corporate & Investment Banking - U.S. (previously U.S. Wholesale & Investment Banking), Transaction Banking and MUSA. We service Global Corporate & Investment Banking - U.S., certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $170.8 billion at December 31, 2019.
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

Lines of Business
Our operations are organized into four reportable segments: Regional Bank, Global Corporate & Investment Banking - U.S., Transaction Banking and MUSA. These segments and their financial information are described more fully in Note 22 to our Consolidated Financial Statements included in this Form 10-K.
Employees
At December 31, 2019, we had approximately 13,240 full-time equivalent employees.
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

Supervision and Regulation
BHCs, banks and securities broker-dealers are extensively regulated under federal and state law. This regulation is intended primarily for the safety and soundness of banks, the protection of bank depositors, brokerage and other customers, the Federal Deposit Insurance Fund, the Securities Investors Protection Fund and the U.S. banking and financial system as a whole, and not for the benefit of investors in securities issued by a BHC or bank or creditors other than depositors. Set forth below is a summary description of significant laws and regulations and other legal authorities that relate to our operations and those of our subsidiaries, including MUB and MUSA. This summary description of applicable legal authorities is not complete and is qualified by reference to such legal authorities and does not address every legal authority. Financial statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies, and a change in them, including changes in how they are interpreted, implemented or applied in a specific instance, could have a material effect on our business and operations.
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
The GLBA allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLBA provides a framework for BHCs to engage in new financial activities under certain conditions. MUAH, MUFG Bank, Ltd. and MUFG are financial holding companies under the BHCA. A financial holding company is authorized to engage in activities beyond those permissible for a BHC that are deemed to be financial in nature or incidental to such financial activity as well as certain specified non-banking activities deemed to be closely related to banking. In order to maintain its status as a financial holding company, a BHC must continue to meet certain standards established by the Federal Reserve. Those standards require that a financial holding company exceed the minimum standards applicable to BHCs that have not elected to become financial holding companies. These higher standards include meeting the “well capitalized” and “well managed” standards for financial holding companies as defined in the regulations of the Federal Reserve. The Federal Reserve has the authority to limit the ability of a financial holding company (or any of its affiliates) to conduct otherwise permissible activities if the financial holding company or any of its depository institution subsidiaries ceases to meet these standards.  If the deficiencies are not corrected, the Federal Reserve may require that the financial holding company either terminate any activity that is not permissible for a BHC or divest control of a deficient depository institution subsidiary.  Failure to comply can also result in the assessment of civil money penalties against the financial holding company. In addition, a financial holding company must ensure that its U.S. banking subsidiaries meet certain minimum standards under the Community Reinvestment Act of 1977.
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
California Governor Gavin Newsom’s proposed 2020-2021 state budget includes a new California Consumer Financial Protection Law which, if adopted, would reorganize the existing California Department of Business Oversight as the Department of Financial Protection and Innovation. The new agency would be charged with protecting financial consumers from predatory business practices and would extend state supervision to important financial services providers not currently subject to state supervision. If this proposal becomes law in California, it could subject the California banking industry, including the Bank, to additional regulation and oversight by the new agency.
Financial Stability Oversight Council. The Financial Stability Oversight Council (consisting of the Secretary of the Treasury, heads of the federal banking regulatory agencies and the SEC, and certain other officials) provides oversight of all risks created within the U.S. economy from the activities of financial services companies and supports enhanced prudential regulation. It also has the authority to recommend stricter standards for the largest, most interconnected financial services and other firms. Where it determines that certain practices or activities pose a threat to financial stability, it may make recommendations to the primary financial regulatory agencies for new or heightened regulatory standards. The Financial Stability Oversight Council must determine which BHCs and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. The Dodd-Frank Act automatically subjected all bank holding companies and foreign banks with $50 billion or more in total consolidated assets designated by the Financial Stability Oversight Council as “systemically important” to enhanced prudential regulation. The Company falls within this category, and therefore, is subject to heightened prudential standards including enhanced capital, leverage, and liquidity standards, as well as credit exposure reporting, concentration limits, stress testing and resolution plan requirements. In 2018, the President signed into law the EGRRCPA, which created a more “tiered” and “tailored” enhanced prudential standards regime for banks. See “Dodd-Frank Act and Related Regulations” below, for additional information.
Dodd-Frank Act and Related Regulations
The Dodd-Frank Act, enacted in 2010, has resulted in sweeping changes to the U.S. financial system. Many provisions of the law have been implemented by rules and regulations of the federal banking agencies. The Dodd-Frank Act also provides authority to the FDIC to serve as receiver in the liquidation of systemically important non-bank financial companies, including BHCs. Liquidation proceedings for such companies will be funded by borrowings from the U.S. Treasury and risk-based assessments on covered financial companies. In circumstances where there is a shortfall after assessments on creditors of a failed company, there may be assessments on BHCs with consolidated assets of $10 billion or more, such as the Company.
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
As also required by the Dodd-Frank Act, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and FBOs operating in the U.S., such as MUFG Bank, Ltd. These integrated rules included the Federal Reserve’s resolution plan, capital plan and stress testing rules, as well as a final rule regarding enhanced prudential standards. The final enhanced prudential standards rule, inclusive of subsequent amendments including Tailoring Rules amendments discussed below, address a diverse array of regulatory subjects, each of which is highly complex. In some instances, the rule requires new financial regulatory requirements and in other instances it overlapped other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For large domestic BHCs, such as the Company, and FBO’s operating in the U.S., such as MUFG Bank, Ltd., the final enhanced prudential standards rule formalized governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule-makings, as described in this section, but also imposed certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.
In May 2018, the President signed into law the EGRRCPA, which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes. Among other things, the EGRRCPA raised the threshold for designation as a systemically important financial institution from $50 billion to $250 billion in assets, removed BHCs with less than $100 billion in assets from the application of enhanced prudential standards and eliminated the applicability of enhanced prudential standards to BHCs with between $100 billion and $250 billion in assets 18 months after enactment unless the Federal Reserve by order or rule determines to apply enhanced prudential standards to any such institution.
In October 2019, the federal banking agencies issued two final rules related to the implementation of the EGRRCPA (the “Tailoring Rules”). The final rules assign banks with $100 billion or more in total assets, including U.S. intermediate holding companies of certain foreign banking organizations, such as MUAH, to one of four risk-based categories that increase in stringency based on risk-based indicators, such as measures of size, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure, with each category assigned its own tailored requirements based on the risk profile of its combined U.S. operations or its bank or intermediate holding company-level assets. These rules became effective on December 31, 2019. The Tailoring Rules introduce significant regulatory reporting requirements for liquidity-related regulatory reporting on a U.S. operations basis but do not have an impact on MUAH from a capital planning, capital management and liquidity perspective.
Based on MUAH’s analysis of the Tailoring Rules’ capital and liquidity requirements as measured on a bank and intermediate holding company basis (excluding additional U.S. operations), which are based, in part, on the size and complexity of an FBO’s activities in the U.S., MUAH believes that it falls within the least restrictive of those risk-based categories (“Category IV”). Under the Tailoring Rules, Category IV institutions generally have lower risk profiles than those subject to Category I, II, or III standards.
In one of the Tailoring Rules, the federal banking agencies amended certain elements of their regulatory capital rules and standardized liquidity requirements to apply tailored capital and liquidity requirements to large banking organizations in each of the four risk-based categories of institutions described in the Tailoring Rules. Under the final rules, the capital requirements applicable to U.S. intermediate holding companies, such as MUAH, are generally consistent with those applicable to U.S. bank holding companies and savings and loan holding companies of a similar size and risk profile. The final Tailoring Rules determine the applicability of liquidity standards with respect to a U.S. intermediate holding company, such as MUAH, based on its risk profile, rather than the combined U.S. operations of the FBO. Under this rule, Category IV firms (such as MUAH) will be required to conduct internal liquidity stress tests quarterly rather than monthly and will be subject to simplified liquidity risk management requirements. Category IV firms will still be required to maintain a liquidity buffer that is sufficient to meet the projected net stressed cash-flow need over a 30-day planning horizon under the firm’s internal liquidity stress test and will remain subject to monthly tailored liquidity reporting requirements. Also, under this Tailoring Rule, Category IV firms (like MUAH) will no longer be required to conduct and publicly disclose the results of company-run capital stress tests and will be subject to a supervisory capital stress test conducted by the Federal Reserve every other year rather than every year.
The final Tailoring Rules adopted by the federal banking agencies also provide that Category IV firms will not be subject to the countercyclical capital buffer or the supplementary leverage ratio and will be allowed to opt out of including most elements of accumulated other comprehensive income (“AOCI”) in regulatory capital. The Tailoring Rules also eliminate or apply a reduced LCR requirement to banking organizations subject to Category IV standards. See “Regulatory Capital and Liquidity Standards - Liquidity Coverage Ratio” below, for additional information.
Effective October 2018, the Federal Reserve adopted a final rule to establish single-counterparty credit limits for BHCs and foreign banking organizations with $250 billion or more in total consolidated assets, including any U.S. intermediate holding company of such a foreign banking organization with $50 billion or more in total consolidated assets, such as MUAH (together, “covered foreign entities”), and any BHC identified as a GSIB under the Federal Reserve’s capital rules. The single-counterparty credit limit for U.S. intermediate holding companies that are covered foreign entities, such as MUAH, fall into three tailored tiers. For U.S. intermediate holding companies that have total consolidated assets of at least $50 billion but less than $250 billion, such as MUAH, the aggregate net credit exposure to a counterparty cannot exceed 25% of the intermediate holding company’s total regulatory capital, plus the balance of its allowance for loan and lease losses not included in tier 2 capital under the applicable capital adequacy guidelines. Stricter restrictions apply to U.S. intermediate holding companies that have $250 billion or more in total consolidated assets but are not major U.S. intermediate holding companies, which are subject to a general limit on the aggregate net credit exposure to a counterparty of 25% of the intermediate holding company’s tier 1 capital, and U.S. intermediate holding companies that have $500 billion or more in total consolidated assets and are considered major U.S. intermediate holding companies, which are subject to a limit on the aggregate net credit exposure to a major counterparty of 15% of the intermediate holding company’s tier 1 capital and a limit on the aggregate net credit exposure to any other counterparty of 25% of the intermediate holding company’s tier 1 capital.
The Federal Reserve's enhanced prudential standards rules relating to FBOs are similar in various respects to those adopted for large domestic BHCs, such as enhanced requirements relating to risk management, including liquidity risk management and capital adequacy and liquidity stress testing. However, the final FBO rules differ in various respects from the domestic BHC rules. For example, a large FBO must certify to the Federal Reserve that it meets capital adequacy standards established by its home country supervisor that are consistent with the BCBS framework. If the FBO does not satisfy such requirements, the Federal Reserve may impose requirements, conditions or restrictions on its U.S. activities.
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

In December 2016, the Federal Reserve finalized rules imposing new TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The Company, which serves as MUFG’s designated IHC in the U.S., is required to maintain a minimum amount of total loss-absorbing capacity, which must be met with a combination of Tier 1 regulatory capital and long-term debt. Due to MUFG’s single point of entry resolution approach, the Company is subject to a minimum level of internal TLAC, which must be issued either to a foreign company that controls the Company (in this case MUFG Bank, Ltd. or MUFG) or to another directly or indirectly wholly-owned foreign subsidiary of MUFG. TLAC Tier 1 regulatory capital is intended to absorb ongoing losses, while the conversion of TLAC eligible long-term debt into common equity is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. The Company became subject to these new rules on January 1, 2019.
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
The Dodd-Frank Act also changed the previous standard for the federal preemption of state consumer financial laws to allow a court or the OCC to preempt a state consumer financial law only if it discriminates against national banks, prevents or significantly interferes with the exercise by the national bank of its powers or the state law is preempted by another federal law. This change was intended to allow greater regulation of national banks under state law and may result in increased consumer protection requirements being imposed on national banks. The Dodd-Frank Act also eliminated the extension of federal preemption under the National Bank Act to operating subsidiaries of national banks negating certain OCC regulations and court decisions. The Act also authorized state law enforcement authorities to bring lawsuits under state law against national banks, thus subjecting national banks to varying and potentially conflicting interpretation of law by state attorneys general and state agencies. This could result in increased compliance costs for national banks. The Act also required the OCC to make preemption determinations on particular state consumer financial laws on a case-by-case basis, rather than making preemption determinations on broad categories of laws.

Regulatory Capital and Liquidity Standards
The federal banking regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as its off-balance sheet exposures, such as letters of credit.
Regulatory Capital Rules. The Federal Reserve and the other U.S. federal banking agencies have adopted rules to implement the Basel III capitalization rules of the BCBS for banking organizations located in the United States (U.S. Basel III Rules). The U.S. Basel III Rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The U.S. Basel III Rules generally establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, and higher leverage ratios and capital conservation buffers that are added to the minimum capital requirements and must be satisfied for banking organizations to avoid becoming subject to certain limitations on dividends and discretionary bonus payments to executive officers. The U.S. Basel III Rules also implement higher minimum capital requirements. Under the Tailoring Rules, MUAH as a Category IV firm, retains the ability to exclude certain components of AOCI from its regulatory capital calculations. The Tailoring Rules enacted capital simplification rules amending aspects of the U.S. Basel III Rules which take effect April 1, 2020 for banks not subject to advanced approaches risk-based capital rules.
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
In January 2014, the BCBS issued an updated version of its leverage ratio and disclosure guidance (the “Basel III leverage ratio”). The BCBS guidance continues to set a minimum Basel III leverage ratio of 3%. In April 2016, the BCBS proposed, among other things, that for purposes of calculating the denominator of the leverage ratio, off-balance sheet exposures of banks to securitization transactions should be treated the same as such exposures are treated under the BCBS revisions to its securitization framework for risk-based capital. The BCBS further amended the leverage ratio, among other revisions to its Basel III capital framework, in December 2017 (“Basel IV”). The Basel IV revisions refined the definition of the leverage ratio “exposure measure” (the Basel III term for total non-risk-weighted assets), and introduced a leverage ratio buffer applicable to GSIBs, requiring GSIBs to maintain a higher leverage ratio. Beginning January 1, 2022, the updates to the leverage ratio will be implemented and the BCBS leverage ratio buffer will apply to GSIBs.
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
Capital Planning and Comprehensive Capital Analysis and Review Program. MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof) and which must include internal enterprise-wide stress testing evaluations and assessments of capital adequacy levels under baseline and economic stressed scenarios.

Under the Tailoring Rules, as a Category IV firm, MUAH is subject to supervisory stress testing and CCAR every other year in even years (e.g. MUAH will be subject to the CCAR process in 2020). CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs and IHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. Depending on the circumstances, failure to attain a non-objection of a BHC’s or IHC's annual capital plan submission as part of the CCAR process from the Federal Reserve could have a variety of adverse consequences for the institution, including a requirement to augment capital, restrain growth or other adverse consequences.  The Federal Reserve’s capital plan and stress testing rules for bank holding companies provide that the Federal Reserve may only issue an objection to a capital plan on the basis of qualitative deficiencies in the BHC’s or IHC's capital planning process if a firm subject to CCAR has not yet had their capital plans evaluated on qualitative grounds for four consecutive years. After December 31, 2020, the Federal Reserve will cease objecting to capital plans on qualitative grounds entirely, other than for firms receiving a qualitative objection in 2020. MUAH continues not to be subject to the CCAR qualitative objection. Under these rules, such bank holding companies’ capital planning processes will be evaluated during the Federal Reserve’s regular ongoing supervisory activities.
Liquidity Coverage Ratio. The U.S. banking agencies adopted a rule implementing a standardized quantitative liquidity requirement generally consistent with the LCR standard, which was included in the Basel III framework of the BCBS. This LCR rule was designed to ensure that covered banking organizations maintain an adequate level of cash and HQLA, such as central bank reserves and government and corporate debt, to meet estimated net liquidity needs in a short-term stress scenario using specified liquidity inflow and outflow assumptions (that produce net cash outflow). An institution’s LCR is the amount of its HQLA, as defined and calculated in accordance with the reductions and limitations in the rules, divided by its net cash outflow, with the quotient expressed as a percentage. While the LCR standard generally applies to all internationally active banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in on-balance sheet foreign exposures, the rule also applied a less stringent, reduced LCR to BHCs that are not internationally active, and have $50 billion or more in total assets (such as the Company). The Tailoring Rules, discussed above, apply a reduced LCR requirement to a banking organization subject to Category IV standards with weighted short-term wholesale funding of at least $50 billion, but less than $75 billion, calibrated at 70% of the full LCR requirement. The reduced LCR requirement does not apply to a depository institution subsidiary of a banking organization subject to Category IV standards. Further, the LCR rule does not apply to banking organizations subject to Category IV standards with less than $50 billion in weighted short-term wholesale funding. In the Tailoring Rules, the Federal Reserve noted that it is still considering whether to develop and propose for implementation a standardized liquidity requirement with respect to the U.S. branches and agencies of foreign banking organizations as part of a separate rulemaking process. MUAH’s most recent short-term wholesale funding amount as reported in form FR Y-15 does not meet the $50 billion threshold and, therefore, the Company is not subject to the LCR requirement.
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
As required by the Dodd-Frank Act, the FDIC adopted a comprehensive, long-range restoration plan for the FDIC's deposit insurance fund to increase the fund’s reserves relative to total insured deposits in the U.S. The ultimate effect on our business of legislative, regulatory and economic developments on the deposit insurance fund cannot be predicted with certainty.
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
Pursuant to the Dodd-Frank Act and related regulations, BHCs and insured depository institutions with $50 billion or more in assets were required to develop and annually file with the bank regulators resolution plans or so-called “living wills” to facilitate the FDIC’s ability to liquidate such banks in a prompt and orderly fashion upon a failure. MUFG's U.S. operations are covered under the Federal Reserve and FDIC's joint Section 165(d) of the Dodd-Frank Act, and MUB as an insured depository institution is subject to the FDIC's insured depository institution rule, which requires certain insured depository institutions to submit resolution plans, with respect to specification of supervisory requirements for maintaining compliance with "living will" regulations. If the bank regulators determine that the resolution plan is not credible or would not facilitate the orderly resolution of the institution, they may require the institution to submit a revised resolution plan that addresses the deficiencies identified by the regulators. If the regulators determine that the revised plan remains deficient, they may decide to subject the institution to more stringent capital, leverage, or liquidity requirements or restrictions on growth, activities or operations and may impose other sanctions. The Tailoring Rules, discussed above, amend and restate the 165(d) resolution planning rule, and extend the deadline for submission of 165(d) resolution plans to either July 1, 2021 or July 1, 2022 (based on category of firm). Generally, GSIB’s, foreign firms and larger domestic institutions will file resolution plans every two or three years, alternating between full plans and targeted plans focused on core areas like capital and liquidity, as well as material changes in other areas. MUFG's U.S. operations are included within required filings alternating full and targeted resolution plans on a three-year cycle, with transition to the new rule beginning with the filing of a targeted resolution plan on July 1, 2021.
In September of 2016, the OCC adopted guidelines establishing standards for recovery planning by national banks with total consolidated assets of $50 billion or more, such as MUB. The guidelines required such larger banks to undertake recovery planning to be able to respond quickly to and recover from the financial effects of severe stress on the bank. Banks with total assets of more than $100 billion but less than $750 billion, such as MUB, were required to comply with these new requirements on or before January 1, 2018. Effective January 28, 2019, the OCC amended its recovery planning guidelines and standards for insured national banks, increasing the average total consolidated assets threshold for applicability from $50 billion to $250 billion. Under the revised guidelines, MUB is no longer subject to recovery planning requirements.
Community Reinvestment Act. MUB is subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities and in evaluating whether to approve applications for permission to engage in new activities or to acquire other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. On January 9, 2020, the OCC and the FDIC published a notice of proposed rule-making intended to modernize and strengthen the CRA regulations to better achieve their underlying statutory purpose by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. This rule, if enacted, is likely to have a significant impact on the CRA implementation framework; however, the final form of this rule and its impact on the financial services industry in general, and on MUB in particular, cannot be predicted at this time.

Fair Lending and Other Related Laws. MUB is subject to the Equal Credit Opportunity Act of 1974 and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers and makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant’s income derives from any public assistance program; or (3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage on a prohibited basis an application for credit.
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
Bank Secrecy Act and Office of Foreign Assets Control Regulations. The banking industry is subject to extensive regulatory controls and processes under the Bank Secrecy Act and related anti-money laundering laws. Under the USA PATRIOT Act, federal banking regulators must consider the effectiveness of a financial institution’s anti-money laundering program prior to approving an application for a merger, acquisition or other activities requiring regulatory approval. The U.S. also imposes economic sanctions that affect transactions with designated foreign countries, nationals and others. These rules are administered by OFAC. Included among OFAC restrictions are limitations or prohibitions on engaging in financial transactions involving a sanctioned country, entity or person and prohibitions on transfers of blocked property and bank deposits subject to U.S. jurisdiction. Failure to comply with these requirements may adversely affect the Company’s ability to obtain regulatory approvals for future initiatives requiring regulatory approval, including acquisitions, and additionally could result in substantial monetary fines, penalties and other sanctions.
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
Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures and applicable law. These regulations also allow consumers to opt-out of the sharing of certain information among non-affiliates, and impose other requirements. MUB implemented its privacy policy, which provides that all of its existing and new customers will be notified of MUB’s privacy policies. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which increased the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among affiliated companies for the purpose of cross-marketing products and services between those affiliated companies. Certain state laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries, including laws requiring notification to affected individuals and regulators of data security breaches. For additional discussion, see “Increasing regulation of data privacy could adversely affect our business" in Part I, Item 1A. "Risk Factors" in this Report on Form 10-K.
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
Regulation of MUSA
MUSA is a registered broker-dealer with the SEC and is a member of FINRA. MUSA is also registered with the MSRB as a broker-dealer.
Much of the regulation of broker-dealers has been delegated to self-regulatory organizations such as FINRA of which MUSA is a member. The principal purpose of regulating broker-dealers is the protection of clients and the securities markets. The regulations cover many aspects of the securities business, including, among other things, sales and trading practices, publication of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, fee arrangements, disclosure to clients, fiduciary duties owed to advisory clients, and the conduct of directors, officers and employees.
MUSA is subject to Rule 15c3-1 under the Exchange Act (the Uniform Net Capital Rule), Rule 15c3-3 (Customer Protection Rule) and related SRO requirements. The Uniform Net Capital Rule specifies minimum capital requirements that are intended to ensure the general financial soundness and liquidity of broker-dealers. The Customer Protection Rule provides requirements for customer cash reserves and the custody of customer securities.
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

On January 30, 2020, the Federal Reserve adopted a final rule, effective on April 1, 2020, revising the Federal Reserve’s regulations relating to determinations of whether a company has the ability to exercise a controlling influence over a banking organization or other entity for purposes of the BHCA.  This rule outlines a tiered framework that is designed to incorporate the major factors and thresholds, or combinations of factors, that the Federal Reserve will use to determine if a company has control over a bank or other entity, including a company's total voting and non-voting equity investment in the entity; director, officer and employee interlocks between a company and the entity; and the scope of business relationships between a company and the entity. This rule, while generally consistent with the Federal Reserve’s historical practice, in some respects expands on or adds additional rebuttable presumptions of control. This rule could impact the manner in which MUFG makes investments in companies, in particular those that have a presence in the United States. To what extent MUAH and MUB may be affected by this final rule cannot be predicted at this time.
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
During the fiscal year ended December 31, 2019, a non-U.S. subsidiary of MUFG engaged in business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. Specifically, MUFG’s non-U.S. banking subsidiary, MUFG Bank, issued letters of credit and guarantees and provided remittance and other settlement services mainly in connection with customer transactions related to the purchase and exportation of Iranian crude oil to Japan prior to the expiration of the Significant Reduction Exception granted to Japan, and in some cases, in connection with other petroleum-related transactions with Iran by its customers that are exempt from applicable Iran-related sanctions or otherwise permitted by OFAC. The remittance and other settlement services did not involve U.S. dollars nor clearing services of U.S. banks. For the fiscal year ended December 31, 2019, the aggregate interest and fee income relating to these transactions was less than ¥50 million, representing less than 0.005 percent of MUFG’s total interest and fee income. Some of these transactions were conducted through the use of non-U.S. dollar correspondent accounts and other similar settlement accounts maintained with MUFG Bank outside the United States by Iranian financial institutions and other entities in, or affiliated with, Iran. In addition to such accounts, MUFG Bank receives deposits in Japan from, and provides settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the fiscal year ended December 31, 2019, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥5 million, representing less than 0.005 percent of MUFG’s total fee income.
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

ITEM 1A.   RISK FACTORS
The following discussion sets forth material risk factors that could affect our financial condition and operations:
Industry Factors
Commencing in 2008 and continuing for several years thereafter, the U.S. and global economies experienced a serious recession, slow economic recovery, persistent financial market volatility, and significant U.S. and global consumer and business economic deterioration which presented challenges for the banking and financial services industry and for MUAH. For the past several years, the U.S. economy has experienced a period of significant expansion; however, this expansion is not likely to continue indefinitely and, at some point, economic conditions in the U.S. are likely to soften or become recessionary with resultant adverse consequences for the U.S. financial services industry and for MUAH.
Following the financial crisis of 2008, adverse financial and economic developments impacted U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for MUAH. These developments included a general recession both globally and in the U.S. followed by a slow economic recovery accompanied by unprecedented volatility in the financial markets.
In response, various significant economic and monetary stimulus measures were implemented by the U.S. government. The Federal Reserve pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels although the Federal Reserve has more recently modified certain aspects of this policy by gradually increasing short-term interest rates and reducing its balance sheet. The U.S. economy has experienced a period of significant expansion in recent years; however, this expansion is not likely to continue indefinitely and, at some point, economic conditions in the U.S. are likely to soften or become recessionary. We, and other financial services companies, are impacted to a significant degree by current economic conditions.
The U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, could result in renewed adverse U.S. economic conditions. These challenges may be intensified over time if federal budget deficits were to increase and Congress and the Administration cannot effectively work to address them.
Indeed, the overall level of the federal government's debt, the extensive political disagreements regarding the government's statutory debt limit and the continuing substantial federal budget deficits led to a downgrade from “AAA” to “AA+” of the long-term sovereign credit rating of United States debt by one credit rating agency, although other credit rating agencies did not take such action. This risk, and other risks associated with the divided control of the federal government, could be exacerbated over time. If substantial federal budget deficits were to continue in the years ahead, further downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. Any such developments could also have adverse consequences for the securities business conducted by MUSA, which relies upon both the credit quality of bonds issued by the U.S. federal government and the smooth functioning of the markets using such bonds as collateral. It is also possible that the federal government’s fiscal and budgetary challenges could be intensified over time as a result of the federal tax legislation signed into law in December of 2017 if the reductions in tax rates along with greater government spending result in increased federal budget deficits.
Difficult market conditions have adversely affected the U.S. banking industry in the past and may do so again
The resulting economic pressure on consumers and lack of confidence in the financial markets following the 2008 recession adversely affected our business, financial condition and results of operations for several years after the recession. Although the economic conditions in our markets, including California in particular and in the U.S. in general, have significantly improved in recent years, there can be no assurance that these conditions will continue to improve, especially given the fact that the U.S. economic expansion is becoming extended in its duration. In addition, turbulent political and economic conditions in foreign countries and trade policy differences with major U.S. trading partners may negatively impact the U.S. financial markets and economy in general. If these conditions worsen, market conditions could be adversely affected. In particular, we may face the following risks in connection with these events:

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

•
Significant fluctuations in the prices of equity and fixed income securities could adversely impact the revenues of our broker-dealer and asset management and trust businesses. MUSA is exposed to the price risk of such securities where it holds inventory to meet expected customer demand. MUSA's debt capital markets fee income would also be detrimentally impacted from sustained periods of fixed income price volatility. MUB's fee income may also decline since its asset management and trust business fees are primarily based upon the values of assets it manages, and declines in the values of those assets proportionately reduce the amount of its fees charged.

•
We may incur goodwill impairment losses in future periods. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill Impairment Analysis” in Part II, Item 7. and Note 5 to our Consolidated Financial Statements included in this Form 10-K.

•
The United States, Mexico and Canada have come to an agreement to replace NAFTA with USMCA. Early in 2020, the U.S. Congress approved legislation implementing the USMCA and the President signed this legislation into law. Mexico had previously ratified the USMCA and Canada is expected to do so in the near future. The effect of this agreement and future proposals on international trade between the U.S. and other countries and on the level of economic activity in the U.S., as well as possible volatility in the financial markets generally, remains uncertain.

•
Changes and uncertainties about U.S. and international trade relationships, agreements, policies, treaties and restrictive actions, as well as the possibility of significant increases in tariffs on imported goods and other restrictive actions, could have a material adverse impact on U.S., global and regional economic conditions and could result in volatility in the financial markets generally, among other impacts.

•
Given the inter-connectivity of the global economy, pandemic disease and health events, such as the recent outbreak of coronavirus infections originating in the Far East, have the potential to negatively impact economic activities in many countries, including the U.S., with consequent adverse effects on our customers and business.

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
Following the 2008 financial crisis and again during the past year, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for banking organizations operating in the U.S., including our Company. For additional information, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item I. "Business" and "Regulatory Capital" in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.
The EGRRCPA, signed into law in May 2018, amended various provisions of the Dodd-Frank Act as well as other federal banking statutes as described more fully in "Supervision and Regulation – Dodd Frank Act and Related Regulations" in Part I, Item I. "Business" in this Form 10-K.
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
Our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under the Dodd-Frank Act and a long-standing policy of the Federal Reserve, a BHC is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result of that policy, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in U.S. Government securities, (b) changing the discount rates on borrowings by depository institutions and the federal funds rate, and (c) imposing or changing reserve requirements against certain deposits accepted by banks and borrowings by banks and their affiliates. These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition. For additional information regarding the impact of the Federal Reserve’s monetary policies on interest rates and our net interest margin, see “Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin” below in this Risk Factors section.
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
The December 2017 reform of the U.S. tax laws that included a substantial reduction in corporate and personal tax rates also changed the tax laws relevant to our business. While such reform has had and could continue to have positive effects on corporate profitability which could benefit the Company and its customers, there could be other potential adverse consequences such as a decrease in the value of tax credits on certain investments we may make. There could also be possible adverse consequences for the economy and the business climate, such as a large increase in the federal deficits and increasing interest rates generally, including for the federal government’s borrowing costs. The potential long-run impact of these possible developments remains uncertain. For additional information regarding the possible effects of these changes on our business, see “The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative” below in this "Risk Factors" section.
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
Fluctuations in interest rates on loans could adversely affect our business
Significant increases in market interest rates on loans or other fixed income investments, or the perception that an increase may occur, could adversely affect our current loan and investment portfolios, our ability to originate new loans and our ability to grow. An increase in market interest rates could adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in nonperforming assets and charge-offs, which could adversely affect our business. Conversely, decreases in interest rates could result in an acceleration of loan prepayments that could negatively affect our profitability. Increases in interest rates could also diminish the flow of corporate debt offerings in the securities markets generally and this could adversely impact the investment banking business of MUSA which is dependent on the sales of debt securities issued by its customers.
Fluctuations in interest rates on deposits or other funding sources could adversely affect our net interest margin
Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. Following the 2008 recession, the Federal Reserve’s highly accommodative monetary policies (including a very low federal funds rate and substantial purchases of long-term U.S. Treasury and agency securities) placed downward pressure on the net interest margins of U.S. banks, including MUB. The Federal Reserve continued to gradually raise interest rates from late 2016 through 2018 and gradually reduce its historically high $4.5 trillion balance sheet until the third quarter of 2019 when the Federal Reserve again began to lower interest rates. The long-term impact of these measures on the U.S. economy and financial markets cannot be predicted with certainty at this time.  For additional information, see “The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult” above in this Risk Factors section. For additional information, see Part I, Item 1. "Business - Supervision and Regulation - Principal Federal Banking Regulatory Agencies" in this Form 10-K.
Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, which may increase our funding costs and adversely affect our liquidity position
Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher yielding deposits or other investments either with us or with other providers. Depositors may withdraw certain deposits from MUB and place them in other institutions or invest uninsured funds in investments perceived as being more secure, such as securities issued by the U.S. Treasury or collateralized debt obligations. These consumer preferences may force us to pay higher interest rates or reduce fees to retain certain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.
As interest rates rise from the historically low levels of recent years, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past and, if the expansion of the U.S. economy continues, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.
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
Substantial competition could adversely affect us
Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include a large number of state, community, regional and national banks, thrift institutions, credit unions, finance companies, mortgage banks and major foreign-affiliated or foreign banks, as well as many nonbank financial and nonfinancial firms that offer services similar to those offered by us, including many large securities firms and financial services subsidiaries of commercial and manufacturing companies. Some of our competitors are insurance companies or community or regional banks that have strong local market positions. While we are part of MUFG, one of the largest global financial institutions, MUAH, MUB and MUSA are separate entities from their parent and other affiliates, and our competition includes a number of large financial institutions and securities firms operating in our U.S. markets that have substantial capital, technology and marketing resources, which may be well in excess of ours. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our principal markets resulting from various economic and market conditions. Larger financial institutions may have greater access to capital at a lower cost than ours, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years. Competition in our principal markets may further intensify as a result of provisions of the Dodd-Frank Act which permit the establishment of new branches in states other than their home state by national banks, state banks and foreign banks to the same extent as banks located in the other states.
There are an increasing number of non-bank competitors providing financial services
Technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks. For example, consumers can pay bills and transfer funds over the internet and by telephone or mobile devices without banks. In addition, so-called “marketplace lenders” have been expanding their market share of consumer, mortgage and small business loans. Many non-bank financial service providers have lower overhead costs and are subject to fewer regulatory constraints and burdens. If consumers and small businesses do not use banks for their borrowings or to complete their financial transactions, we could potentially lose interest and fee income, deposits and income generated from those deposits and other financial transactions.
Changes in accounting standards could materially impact our financial statements
From time to time, the FASB and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements or new interpretations of existing standards emerge as standard industry practice. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, resulting in our restating prior period financial statements. For information regarding the change in accounting standards relating to the allowance for expected credit losses, see Note 1 to our Consolidated Financial Statements in this Form 10-K.
The continuing war on terrorism, overseas military conflicts, unrest and political developments in other countries and the U.S. could adversely affect U.S. and global economic conditions
Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities, as well as political unrest in various regions, including the Middle East, may result in a disruption of U.S. and global economic and financial conditions and increases in energy costs and could adversely affect business, economic and financial conditions in the U.S. and globally and in our principal markets. In addition, continuing global tensions may result in new and enhanced U.S. economic sanctions against other governments or entities which may increase our compliance costs under the regulations of OFAC and other federal or state agencies. Although to date we have not experienced an adverse impact on our business from the United Kingdom's exit from the European Union (known as "Brexit"), potential changes in the European Union may have negative consequences for the global and U.S. economies and for our customers.
The Far East, including the Korean peninsula, China and Japan, continues to be subject to political tensions and potential volatility. In the event these conditions were to worsen, there could be material adverse economic consequences for the region, including for Japan, where our parents, MUFG and MUFG Bank, Ltd., have a substantial portion of their assets and business. If MUFG Bank, Ltd.’s business were to sustain seriously adverse conditions from such circumstances, this could adversely impact the ability of MUFG and MUFG Bank, Ltd. to support MUAH’s business in the U.S.
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

The replacement of LIBOR creates a broad range of risks and challenges (including financial, operational, legal, reputational, compliance and market risks) for the banking industry and could adversely impact our businesses and results of operations, and the value of certain financial instruments originated or held by the Company that use LIBOR as a reference rate. LIBOR is used as a reference rate for many of our transactions, including interest rate swap agreements and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long term borrowings, which means that it is the base on which relevant interest rates are determined. The risks and challenges that may be created by the replacement of LIBOR will become clearer as replacement alternatives are developed. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management - LIBOR Transition” in Part II, Item 7. in this Form 10-K.

There are ongoing efforts to establish an alternative reference rate. The Secured Overnight Financing Rate (or SOFR) published by the Federal Reserve Bank of New York is considered the most likely alternative reference rate suitable for replacing LIBOR, but issues remain with respect to its implementation. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. As a result, the scope of its ultimate acceptance and the impact on rates, pricing and the ability to manage risk, including through derivatives, remain uncertain. No other alternative rate is currently under wide consideration.

Even if SOFR or another reference rate ultimately replaces LIBOR, risks and challenges will remain for us with respect to outstanding loans, derivatives or other instruments using LIBOR, which will need to be transitioned to a new reference rate that is unlikely to exactly mimic, or produce the economic equivalent of, LIBOR. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability are likely to vary by asset class and contract and will require considerable effort and expense to renegotiate contracts for outstanding financial assets and liabilities and include impacts on the yield on loans or securities held by us, amounts paid on securities we have issued, or amounts received and paid on derivative instruments we have entered into, and increase the risk of litigation.

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

Company Factors
Adverse economic factors affecting certain industries we serve could adversely affect our business
We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. The commercial real estate industry in the U.S., and in California in particular, was adversely impacted by the post-2008 recessionary environment and lack of liquidity in the financial markets. The home building and mortgage industries in California also were especially adversely impacted by the deterioration in residential real estate markets. Our commercial and industrial credit portfolio, and the communications and media industry, the retail industry, and the energy industry in particular, were also adversely impacted by recessionary market conditions and other emerging developments that are disruptive to their customary business models. Volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector. MUSA provides financing through repurchase transactions to mortgage real estate investment trusts (REITs) collateralized by U.S. agency-backed mortgages held by such trusts. MUSA also has established a trading business in U.S. agency mortgage-backed securities. A down-turn in the real estate sector in the U.S. could adversely impact the creditworthiness of these mortgage REITs, and could adversely impact MUSA’s business and results of operations. Conditions remain uncertain in various industries and could produce elevated levels of charge-offs.
Starting in 2018, federal tax legislation imposes various new limits on the ability of taxpayers to deduct on their federal income tax returns the interest they pay on residential mortgage loans, as well as their state and local property taxes. These changes could have negative consequences for residential market values in the states in which we operate which could, in turn, have adverse impacts on MUB’s existing residential mortgage loan portfolio and on the volume of newly-originated residential mortgage loans in the future.
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
Changes to the operating framework or functioning of the market in mortgage securities sponsored by the GSE’s could also have an adverse impact on our exposure to mortgage-backed assets in both our banking and securities businesses. For additional information, see “The effects of changes or increases in, or supervisory enforcement of, bank, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult” above in these Risk Factors.
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
In addition, although the State of California has historically experienced budget shortfalls or deficits, during the past several years, California’s budgetary situation has improved considerably (with a budget surplus being forecast for the coming year by the nonpartisan legislative analyst). However, there can be no assurance that the state’s fiscal and budgetary challenges will not recur. Also, municipalities and other governmental units within California have experienced budgetary difficulties and several California municipalities have filed for protection under the Bankruptcy Code. As a result, concerns also have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units. If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units were to recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired.
For a number of years in the past decade, California has experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.
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
MUFG Bank, Ltd. and MUFG are also subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese, U.S. and other regulatory authorities.  Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action any such authority might take against MUFG Bank, Ltd. or MUFG.  For example, in connection with its annual BSA/AML and OFAC examination of MUFG Bank, Ltd.’s U.S. based branches, in February 2019, the OCC imposed a public enforcement action upon MUFG Bank Ltd.’s New York, Los Angeles, and Chicago branches. The enforcement action relates to the BSA/AML portion of the examination, is in the form of a consent order and requires MUFG Bank Ltd. and its U.S. branches to implement various remedial measures to address the deficiencies found in the examination, including the adoption of a comprehensive action plan satisfactory to the OCC, implementation of  measures to ensure effective compliance management and qualified staffing, the adoption of comprehensive BSA/AML risk assessment policies and procedures and other remedial actions.  MUB is not a party to the consent order.
In November 2017, MUFG Bank, Ltd. applied to the OCC to convert its state-licensed branches and agencies in the U.S. to federal branches and agencies and the OCC approved those conversion applications.  As a result, these branches and agencies are now supervised by the OCC and are no longer supervised by state regulatory authorities. As a condition of the OCC’s approval of the conversion applications, the OCC required MUFG Bank, Ltd.’s primary New York branch to enter into a consent order with the OCC that supersedes and contains nearly identical substantive requirements as the historic 2013 and 2014 consent agreements with the NY DFS pertaining to compliance with OFAC sanctions. MUFG Bank, Ltd.’s remediation efforts under the OCC consent orders are ongoing. The OCC and MUFG Bank, Ltd. have established an ongoing regulatory relationship and the nature of that relationship will continue to evolve over time.
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
MUFG Bank, Ltd. and other inter-bank offered rate (IBOR) panel member banks have been named as defendants in a number of putative class and other legal proceedings in the United States relating to their actions as such and in some proceedings to their trading of financial instruments the prices of which can be affected by IBORs.  Other somewhat similar proceedings have also named MUFG and MUSA along with MUFG Bank, Ltd. as defendants.  MUFG Bank, Ltd. has also been named as a defendant in a number of civil lawsuits including putative class actions in the United States and Canada alleging foreign exchange market misconduct.  While certain of these lawsuits have been settled without any admission of wrongdoing and there have been procedural and substantive developments favorable to MUFG affiliated defendants in others, it is currently not possible for us to predict the scope and ultimate outcome of these legal actions, including any possible effect on us as an affiliate of MUFG.
Potential conflicts of interest with MUFG Bank, Ltd. and MUFG could adversely affect us
The views of MUFG Bank, Ltd. and MUFG regarding customer relationships, possible new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management processes, may differ from ours. This may prevent, delay or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight. Our securities broker-dealer subsidiary, MUSA, receives a significant portion of its investment banking business from referrals from MUFG Bank, Ltd. and MUFG and their affiliated entities. If such referrals were to diminish, this could have a materially adverse impact on the business of MUSA.
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
Increasing regulation of data privacy could adversely affect our business
Laws and regulations related to data privacy and data security are increasing, as Federal, state and foreign governments continue to adopt new laws and regulations addressing the collection, processing, storage, use, and security of personal and confidential information. Further, these laws and regulations are aimed at the use of personal information for marketing purposes in some cases. Laws and regulations designed to protect the privacy and security of customer information apply to us and our subsidiaries. These laws limit the handling and sharing of data. Our business model relies, in part, upon cross-marketing the products and services offered by us and our subsidiaries to our customers. Laws that restrict our ability to share information about customers between our affiliated companies or impose additional compliance costs could adversely affect our business, results of operations and financial condition. For additional discussion, see “Supervision and Regulation” in Part I, Item 1. "Business" in this Form 10-K.

The California Consumer Privacy Act of 2018 or other such laws could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of customers

In June of 2018, the Governor of California signed into law The California Consumer Privacy Act of 2018 (the “CCPA”). This new law became effective on January 1, 2020 and provides consumers with expansive rights and control over their personal information which is obtained by or shared with “covered businesses” (which includes MUB and most other banking institutions subject to California law). The CCPA gives consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against because of choices regarding the consumer’s personal information.
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
We regularly encounter the need to effectively deal with technological change to maintain and enhance our competitive position; our current technological and other operational initiatives may strain our available resources
The financial services industry is undergoing rapid technological change which regularly involves the introduction of new products and services based on new or enhanced technologies. Examples include cloud computing, artificial intelligence and machine learning, biometric authentication and data protection enhancements, as well as increased online and mobile device interaction with customers. We have been investing in technology to facilitate the ability of our customers to engage in financial transactions and for many other purposes, including our Transformation Program (see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” in Part II, Item 7. in this Form 10-K). Our continued success and the maintenance of our competitive position depends, in part, upon our ability to meet the needs of our customers through the application of new technologies. If we fail to maintain or enhance our competitive position with regard to technology, whether because we fail to anticipate customer needs and expectations or because our technological initiatives fail to perform as desired or are not timely implemented, we may lose market share or incur additional expense.
In addition to our technology-related programs and initiatives, there are a number of other operational and other initiatives which require our attention and resources. These include implementation of our Rewiring Program (see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” in Part II, Item 7. in this Form 10-K), adoption of amendments to U.S. Basel III capital and liquidity rules, impacts of CECL GAAP accounting standard change on regulatory reporting, and other enhanced capital and liquidity guidelines, including the reforms to the Basel III agreement on bank capital standards finalized by the BCBS in December 2017 (“Basel IV”) but not yet applied by the U.S. federal banking agencies, various other regulatory initiatives, various strategic initiatives, and integration of new employees, including key members of management. Our ability to execute our core operations and to implement technology and other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.
Significant legal or regulatory proceedings could subject us to significant financial and reputational risks
We are from time to time subject to claims and proceedings related to our present or previous operations including claims by customers, our current or former employees and our contractual counterparties. These claims, which could include supervisory or enforcement actions by bank regulatory and other authorities, or criminal proceedings by prosecutorial authorities, could involve demands for large monetary amounts, including civil money penalties or fines imposed by government authorities, and significant defense costs. Such claims also can divert the attention of senior management. We may be exposed to substantial liabilities which could adversely affect our business, prospects, results of operations, reputation and financial condition. In the past several years, federal and state regulators have announced regulatory enforcement actions against a number of large BHCs and banks arising from deficiencies in processes, procedures and controls involving anti-money laundering measures and compliance with the economic sanctions that affect transactions with designated foreign countries, nationals and others as provided for in the regulations of the OFAC of the U.S. Treasury Department. These actions evidence an intensification of U.S. federal and state governments’ expectations for compliance with these regulatory frameworks on the part of banks operating in the U.S., including MUB, and may result in increased compliance costs and increased risks of regulatory sanctions.
The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative
The Tax Cuts and Jobs Act signed into law on December 22, 2017, enacted sweeping changes to the U.S. tax laws effective January 1, 2018. These changes can be expected to impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative.  Among changes which are expected to affect MUAH and its subsidiaries are the following.

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
Adverse changes in the credit ratings, operations or prospects of our parent companies, MUFG Bank, Ltd. and MUFG, could also adversely impact our credit ratings. For additional information, refer to the discussion above in these Risk Factors under the caption “MUFG Bank Ltd.’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations”.
We rely on third parties for important products and services
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and, although we monitor their performance, we do not control their actions. Among other services provided by these vendors, third-party vendors have played and will continue to play a key role in the implementation of our technology enhancement and replacement projects, including our Transformation and Rewiring Programs. The federal banking agencies have issued enhanced guidance and are examining with increasing scrutiny financial institutions’ diligence conducted on and oversight of their third-party vendors. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly or failing to meet legal and regulatory requirements, could adversely affect our ability to deliver products and services to our customers, implement our technology enhancement and replacement projects or otherwise conduct our business and also could result in disputes with such vendors over the performance of their services to us, as well as adverse regulatory consequences for us. Replacing these third-party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense.

We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks
We are subject to many types of operational risks throughout our organization. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in Part II, Item 7. of this Form 10-K. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement and replacement projects, including our Transformation and Rewiring Programs, increased reliance on internally developed models for risk and finance management and compliance, including models associated with regulatory capital requirements, the pricing of various products, grading loans, measuring interest rate and other market risks, predicting losses, and other activities and risks; risks from cyber-security breaches or attacks; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. To the extent that any such models which we use are not correctly designed or are poorly implemented, our business could be at risk and information we furnish to the public or regulators could be rendered inaccurate or misleading, which, in turn, could have adverse consequences for our regulatory relations and public perceptions of our Company. A discussion of risks associated with regulatory compliance appears above in these Risk Factors under the caption “The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult.”
Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Although we take protective measures, our computer systems, as well as the systems of our third-party service providers, may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have significant negative consequences to us. Such events could result in interruptions or malfunctions in our operations or our customers’ operations; interception, misuse or mishandling of personal, confidential or proprietary information and data; or processing of unauthorized transactions or loss of funds. These events could result in litigation, regulatory enforcement actions, and financial losses that are either not insured against or not fully covered by our insurance or result in regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. We maintain cyber insurance, but this insurance may not cover all costs associated with cyber incidents or the consequences of personal or confidential information being compromised. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cyber-security risks. We may also be required to expend significant resources to cover costs imposed on us as a result of breaches of bank card information occurring at retail merchants and other businesses.
We depend on the continued efficacy of our data management and governance policies, technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our increasing dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which are not reliable. We are also exposed to the risk that, notwithstanding our data management and governance policies, data in our system may become corrupted, inaccurate or out-of-date, any of which can impair the integrity of our decision-making processes. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure, including disruptions from natural disasters or other causes. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition. Although we carefully review the risk management standards and processes of our important third-party service providers, there can be no assurance that the risk management efforts of our providers will be successful in preventing all cyber incidents.
MUB, and reportedly other financial institutions, have been the target of various denial-of-service or other cyber-attacks (including attempts to inject malicious code and viruses into computer systems) as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cyber-security in advance of future and more advanced cyber-attacks. These cyber-attacks originate from a variety of sophisticated sources who may be involved with organized crime, linked to terrorist organizations or hostile countries and have extensive resources to disrupt the operations of MUB or the financial system more generally. The potential for denial-of-service and other attacks requires substantial resources to defend and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. A successful cyber-attack could result in a material disruption of MUB’s operations, exposure of confidential information and financial loss to MUB, its clients, customers and counterparties and could lead to significant exposure to litigation and regulatory fines, penalties and other sanctions as well as reputational damage. While we have a variety of cyber-security measures in place, the consequences to our business of such attacks cannot be predicted with any certainty.
In addition, there have been increasing efforts on the part of third parties to breach data security at financial institutions as well as at other types of companies, such as large retailers, or with respect to financial transactions, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to financial claims by customers or others and which could adversely affect our reputation and could lead to a material loss. Even if cyber-attacks and similar tactics are not directed specifically at MUB or our third-party service providers, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including MUB. For additional information regarding our obligations to provide for the security of our customers' data, see "Supervision and Regulation - Other Federal Laws and Regulations Affecting Banks - Customer Information Security" in this Form 10-K.
We, and other banking institutions, are also at risk of increased losses from fraudulent conduct of criminals using increasingly sophisticated techniques which, in some cases, are part of larger criminal organizations which allow them to be more effective. This criminal activity is taking many forms, including information theft, debit/credit card fraud, check fraud, mechanical devices affixed to ATM’s, social engineering, phishing attacks to obtain personal information, or impersonation of customers through falsified or stolen credentials, business email compromise, and other criminal endeavors. We, and other banking institutions are also at risk of fraudulent or criminal activities by employees, contractors, vendors and others with whom we do business. There is also the risk of errors by our employees and others responsible for the systems and controls on which we depend and any resulting failures of these systems and controls could significantly harm our Company, including customer remediation costs, regulatory fines and penalties, litigation or enforcement actions, or limitations on our business activities.
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
The Federal bank regulators have also issued a cyber-security assessment tool, the output of which can assist a financial institution’s senior management and board of directors in assessing the institution’s cyber-security risk and preparedness. The first part of the assessment tool generates an inherent risk profile, which assists management in determining an institution’s level of cyber-security risk. The second part of the assessment tool evaluates cyber-security maturity, which is designed to help management assess whether their controls provide the desired level of preparedness. The Federal bank regulators utilize the assessment tool as part of their examination process when evaluating financial institutions’ cyber-security preparedness in information technology and safety and soundness examinations and inspections. Failure to effectively utilize this tool could result in regulatory criticism. Significant resources are required to adequately implement the tool and address any assessment concerns regarding preparedness. Management performs an annual cyber-security assessment using this tool to facilitate the identification and remediation of any concerns regarding our cyber-security preparedness.
We may also be subject to disruptions of our operating systems arising from other events that are wholly or partially beyond our control, such as outages related to electrical, internet or telecommunications or other key supporting third party service providers, natural disasters (such as major seismic events or wildfires), terrorist attacks or unexpected difficulties with the implementation of our technology enhancement and replacement projects, which may give rise to disruption of service to customers and to financial loss or liability in ways which cannot be predicted with any certainty. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
The risks associated with cyber-security are also increasing due to the proliferation of new technologies and the use of the Internet and telecommunications technologies to conduct financial transactions.
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
Our framework for managing risks may not be effective in mitigating risk and loss to the Company
Our risk management framework is made up of various processes and strategies to manage and mitigate our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk (including, but not limited to, information and model risk), legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and strategic risk (including risks to our financial position and resilience arising from adverse business decisions or poorly implemented decisions or lack of responsiveness to industry changes and the operating environment), among others. Our framework to manage risk, including the framework’s underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. In the banking industry’s complex and rapidly evolving operating environment, certain risks, especially operational risk and strategic risk, can present significant challenges to our risk management framework. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected and there also could be consequent adverse regulatory implications in any such event.
Effective July 1, 2016, MUAH became the IHC for MUFG Bank, Ltd.’s operations in the U.S. (other than its branches, agencies and other offices) and became subject to enhanced risk management and governance standards. These enhanced prudential standards, as well as the addition of the securities business of MUSA and other businesses to the Company, could continue to pose challenges for our risk management and governance oversight functions, including new customer relationships and lines of business, structural and operational changes, and enhanced governance and risk management standards to which we are subject.
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
Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, transfer pricing, goodwill impairment analysis and income taxes. Because of the uncertainty of estimates involved in deciding these matters, we may be required to do one or more of the following: significantly increase or decrease the allowance for credit losses; sustain loan losses that are significantly different than the reserve provided; recognize significant impairment on goodwill; or significantly increase or decrease our accrued tax liability. Any one or more of these actions could adversely affect our business, results of operations and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
MUAH's headquarters is located at 1251 Avenue of the Americas, in New York, New York. The Company leases approximately 362,000 square feet of building space at this location. The Company also owns or leases significant administrative or operational facilities in the San Francisco, Los Angeles, New York and Phoenix areas and owns or leases 349 branches, primarily located in California.

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
Item 7. to this Form 10-K begins on page 44 of this report.
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
Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting is presented on page 147. The Report of Independent Registered Public Accounting Firm is presented on page 149. During the quarter ended December 31, 2019, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The following is a description of the fees billed to MUAH by Deloitte & Touche LLP for 2019 and 2018. All fees were pre-approved by our Audit & Finance Committee.

(Dollars in thousands)	2019	2018
Audit Fees(1)	$7,271	$8,365
Audit-Related Fees(2)	2,704	2,561
Tax Fees(3)	410	698
Total	$10,385	$11,624

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

(2)
Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of MUAH's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors reports and audits of employee benefit plans, Statement on Standards for Attestation Engagements 18 and ASU 2016-13 (CECL) reviews. 2019 includes increased cost for the CECL review, as well as work related to Statement on Standards for Attestation Engagements 18 scope changes.

(3)
Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2019 and 2018 were $24,000 and $209,000, respectively. For 2019 and 2018, fees related to tax advice and planning were $386,000 and $489,000, respectively.

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
The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2019, 2018 and 2017 should be read together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together. As permitted by General Instruction I(2) of Form 10-K, we have abbreviated Management's Discussion and Analysis into a management's narrative analysis of the results of operations.
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Results of operations:
Net interest income	$3,093	$3,307	$3,204
Noninterest income	2,705	2,177	2,010
Total revenue	5,798	5,484	5,214
Noninterest expense	6,215	4,277	3,984
Pre-tax, pre-provision (loss) income(1)	(417)	1,207	1,230
(Reversal of) provision for credit losses	252	106	(103)
(Loss) income before income taxes and including noncontrolling interests	(669)	1,101	1,333
Income tax expense (benefit)	82	52	299
Net (loss) income including noncontrolling interests	(751)	1,049	1,034
Deduct: Net loss from noncontrolling interests	17	24	43
Net (loss) income attributable to MUAH	$(734)	$1,073	$1,077
Balance sheet (period average):
Total assets	$170,324	$160,529	$152,544
Total securities	26,695	27,395	26,315
Securities borrowed or purchased under resale agreements	22,721	20,486	20,901
Total loans held for investment	88,288	82,746	78,770
Earning assets	156,578	147,136	139,389
Total deposits	94,210	86,478	86,395
Securities loaned or sold under repurchase agreements	27,902	26,906	26,291
MUAH stockholders' equity	16,866	18,400	17,926
Performance ratios:
Return on average assets(2)	(0.43)%	0.67%	0.71%
Return on average MUAH stockholders' equity(2)	(4.35)	5.83	6.01
Return on average MUAH tangible common equity(2)(3)	6.29	7.35	7.57
Efficiency ratio(4)	107.18	77.98	76.42
Adjusted efficiency ratio(5)	74.69	72.47	n/a
Net interest margin(2)(6)	1.99	2.26	2.33
Net loans charged-off to average total loans held for investment (2)	0.25	0.10	0.13

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of December 31,
	2019	2018	2017
Balance sheet (end of period):
Total assets	$170,810	$168,100	$154,550
Total securities	27,210	27,215	27,448
Securities borrowed or purchased under resale agreements	23,943	22,368	20,894
Total loans held for investment	88,213	86,507	80,014
Nonperforming assets	329	422	466
Total deposits	95,861	90,979	84,787
Securities loaned or sold under repurchase agreements	28,866	27,285	26,437
Long-term debt	17,129	17,918	12,162
MUAH stockholders' equity	16,280	16,508	18,255
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	0.61%	0.55%	0.59%
Allowance for loan losses to nonaccrual loans(7)	164.19	112.50	102.37
Allowance for credit losses to total loans held for investment(8)	0.73	0.71	0.75
Allowance for credit losses to nonaccrual loans(8)	197.34	145.61	128.75
Nonperforming assets to total loans held for investment and OREO	0.37	0.49	0.58
Nonperforming assets to total assets	0.19	0.25	0.30
Nonaccrual loans to total loans held for investment	0.37	0.49	0.58
Capital ratios:
Regulatory (9):
Common Equity Tier 1 risk-based capital ratio	14.10%	13.96%	16.31%
Tier 1 risk-based capital ratio	14.10	13.96	16.31
Total risk-based capital ratio	14.73	14.60	17.76
Tier 1 leverage ratio	8.88	8.77	10.06
Other:
Tangible common equity ratio(10)	8.45%	7.89%	9.73%

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

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. and goodwill impairment) as a percentage of adjusted total revenue (net interest income and noninterest income excluding fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S. and the impact of the TCJA). Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment and revenue for the impact of the TCJA enhances comparability between periods. The adjusted efficiency ratio for the year ended December 31, 2017 is not presented because the Company began identifying all costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. in the third quarter of 2017. Previously, the Company was only able to identify a portion of the costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. See "Non-GAAP Financial Measures" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for additional information.

(6)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% for 2019 and 2018, and 35% for 2017.

(7)	The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(8)
The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.

(9)	These capital ratios are calculated in accordance with the guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules and all applicable amendments.

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
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2019 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In 2019, revenue was comprised of 53% net interest income and 47% noninterest income. A summary of our financial results is discussed below.
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
In order to better serve our clients and reduce our cost base, we have launched two multi-year initiatives that we believe are critical to our success: our technology-focused Transformation Program and our continuous improvement, cost-reduction focused Rewiring Program. The Transformation Program is based on three pillars: transformation of our core banking systems, data analytics and functionality, and technology modernization. The Rewiring Program targets four areas: workforce geographic distribution, organizational design, procurement, and process simplification and automation.

Performance Highlights
Net loss attributable to MUAH was $734 million in 2019, largely due to a $1.6 billion goodwill impairment charge recorded in the third quarter of 2019. The goodwill impairment charge was primarily due to the impact of declining interest rates and a change in the Company's expectation that interest rates will remain lower than previously assumed, updates to key loan growth and mix assumptions, and a reduction of the expected growth of new initiatives on the Company's cash flow projections for the Consumer Banking reporting unit. See "Goodwill Impairment" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for additional information. In addition, net interest income decreased $214 million from 2018, due to a decline in the net interest margin, primarily from higher borrowing costs, partially offset by an increase in earning assets.
The provision for credit losses was $252 million in 2019 compared with $106 million in 2018. The provision for credit losses in 2019 was largely due to growth in unsecured consumer loan balances and the impact of specific reserves for certain impaired loans. The provision for credit losses in 2018 was primarily due to the impact of the specific reserves for credit losses on impaired loans.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 14.10%, 14.10% and 14.73%, respectively, at December 31, 2019. The Tier 1 leverage ratio was 8.88% at December 31, 2019.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
Assets
Loans held for investment(3):
Commercial and industrial	$25,721	$1,090	4.24%	$23,667	$989	4.18%	$24,786	$899	3.63%
Commercial mortgage	15,805	640	4.05	14,704	614	4.18	14,304	581	4.06
Construction	1,587	83	5.22	1,656	80	4.86	1,957	85	4.35
Lease financing	1,241	63	5.05	1,437	62	4.31	1,749	41	2.37
Residential mortgage and home equity	40,077	1,427	3.56	39,585	1,421	3.59	34,994	1,204	3.44
Other consumer	3,857	336	8.74	1,697	148	8.73	980	97	9.85
Total loans held for investment	88,288	3,639	4.12	82,746	3,314	4.01	78,770	2,907	3.69
Securities	26,695	629	2.36	27,395	677	2.47	26,315	588	2.23
Securities borrowed or purchased under resale agreements	22,721	765	3.37	20,486	652	3.18	20,901	347	1.66
Interest bearing deposits in banks	7,477	162	2.17	4,009	80	1.99	3,172	39	1.24
Federal funds sold	2	—	6.87	5	—	2.79	2	—	1.58
Trading account assets	10,610	360	3.39	12,026	415	3.45	9,668	326	3.37
Other earning assets	785	18	2.29	469	10	2.13	561	11	1.84
Total earning assets	156,578	5,573	3.56	147,136	5,148	3.50	139,389	4,218	3.03
Allowance for loan losses	(519)			(467)			(571)
Cash and due from banks	1,989			1,811			1,868
Other assets(4)	12,276			12,049			11,858
Total assets	$170,324			$160,529			$152,544
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$37,730	$370	0.98%	$36,883	$238	0.65%	$39,165	$153	0.39%
Savings	9,326	84	0.90	9,120	65	0.71	7,683	24	0.31
Time	15,605	372	2.39	7,588	138	1.81	5,430	64	1.18
Total interest bearing deposits	62,661	826	1.32	53,591	441	0.82	52,278	241	0.46
Commercial paper and other short-term borrowings	8,642	202	2.33	8,700	168	1.93	5,047	58	1.15
Securities loaned or sold under repurchase agreements	27,902	830	2.97	26,906	734	2.73	26,291	353	1.34
Long-term debt	16,385	497	3.04	14,062	365	2.59	11,290	250	2.21
Total borrowed funds	52,929	1,529	2.89	49,668	1,267	2.55	42,628	661	1.55
Trading account liabilities	3,502	101	2.89	3,736	110	2.94	2,997	73	2.45
Total interest bearing liabilities	119,092	2,456	2.06	106,995	1,818	1.70	97,903	975	1.00
Noninterest bearing deposits	31,549			32,887			34,117
Other liabilities(5)	2,753			2,157			2,467
Total liabilities	153,394			142,039			134,487
Equity
MUAH stockholders' equity	16,866			18,400			17,926
Noncontrolling interests	64			90			131
Total equity	16,930			18,490			18,057
Total liabilities and equity	$170,324			$160,529			$152,544
Net interest income/spread (taxable-equivalent basis)		3,117	1.50%		3,330	1.80%		3,243	2.03%
Impact of noninterest bearing deposits			0.43			0.40			0.26
Impact of other noninterest bearing sources			0.06			0.06			0.04
Net interest margin			1.99			2.26			2.33
Less: taxable-equivalent adjustment		24			23			39
Net interest income		$3,093			$3,307			$3,204

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% for 2019 and 2018, and 35% for 2017.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income decreased during 2019 compared with 2018 due to a decline in the net interest margin partially offset by an increase in earning assets. The net interest margin decreased 27 basis points, primarily due to an increase in borrowing costs. Earning assets increased largely due to increases in commercial and industrial, commercial mortgage, and other consumer loans, securities borrowed or purchased under resale agreements and interest bearing deposits in banks, partially offset by a decrease in trading assets.
Analysis of Changes in Net Interest Income
The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2019, 2018 and 2017. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees (costs) of $(45) million, $4 million and $7 million for the years ended 2019, 2018 and 2017, respectively, are included in this table.

	For the Years Ended December 31,
	2019 versus 2018			2018 versus 2017
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income (1)
Loans held for investment:
Commercial and industrial	$87	$14	$101	$(42)	$132	$90
Commercial mortgage	45	(19)	26	16	17	33
Construction	(3)	6	3	(14)	9	(5)
Lease financing	(9)	10	1	(8)	29	21
Residential mortgage and home equity	18	(12)	6	163	54	217
Other consumer	188	—	188	63	(12)	51
Total loans held for investment			325			407
Securities	(17)	(31)	(48)	25	64	89
Securities borrowed or purchased under resale agreements	73	40	113	(7)	312	305
Interest bearing deposits in banks	74	8	82	12	29	41
Trading account assets	(48)	(7)	(55)	81	8	89
Other earning assets	7	1	8	(3)	2	(1)
Total earning assets			425			930
Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	6	126	132	(10)	95	85
Savings	1	18	19	5	36	41
Time	180	54	234	31	43	74
Total interest bearing deposits			385			200
Commercial paper and other short-term borrowings	(1)	35	34	57	53	110
Securities loaned or sold under repurchase agreements	28	68	96	8	373	381
Long-term debt	64	68	132	67	48	115
Total borrowed funds			262			606
Trading account liabilities	(7)	(2)	(9)	20	17	37
Total interest bearing liabilities			638			843
Changes in net interest income			$(213)			$87

(1)	Interest income is presented on a taxable-equivalent basis using the federal statutory tax rates of 21% for 2019 and 2018, and 35% for 2017.

Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the years ended December 31, 2019, 2018 and 2017.
Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2019 versus 2018		2018 versus 2017
(Dollars in millions)	2019	2018	2017	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$166	$179	$188	$(13)	(7)%	$(9)	(5)%
Trust and investment management fees	117	118	121	(1)	(1)	(3)	(2)
Trading account activities	70	(24)	(5)	94	392	(19)	(380)
Securities gains, net	39	8	17	31	388	(9)	(53)
Credit facility fees	98	90	98	8	9	(8)	(8)
Brokerage commissions and fees	74	73	69	1	1	4	6
Card processing fees, net	56	50	47	6	12	3	6
Investment banking and syndication fees	433	355	369	78	22	(14)	(4)
Fees from affiliates	1,439	1,213	866	226	19	347	40
Other, net	213	115	240	98	85	(125)	(52)
Total noninterest income	$2,705	$2,177	$2,010	$528	24%	$167	8%

Noninterest income increased during 2019 compared with 2018 primarily due to increases in trading account activities, investment banking and syndication fees, and fees from affiliates from services provided to MUFG Bank, Ltd. under the master services agreement, partially offset by a decline in the fair value of mortgage servicing rights (included in other, net). The Company uses derivatives to offset changes in the fair value of mortgage servicing rights. Changes in the fair value of these derivatives are included in trading account activities. In addition, 2018 included the Company's share of losses on certain renewable energy investments of $164 million as a result of the TCJA (included in other, net).

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2019 versus 2018		2018 versus 2017
(Dollars in millions)	2019	2018	2017	Amount	Percent	Amount	Percent
Salaries and employee benefits	$2,687	$2,616	$2,495	$71	3%	$121	5%
Net occupancy and equipment	431	367	357	64	17	10	3
Professional and outside services	651	487	439	164	34	48	11
Software	313	287	192	26	9	95	49
Regulatory assessments	63	85	82	(22)	(26)	3	4
Intangible asset amortization	34	26	30	8	31	(4)	(13)
Goodwill impairment	1,614	—	—	1,614	100	—	—
Other	422	409	389	13	3	20	5
Total noninterest expense	$6,215	$4,277	$3,984	$1,938	45%	$293	7%

Excluding goodwill impairment, the increase in noninterest expense during 2019 compared with 2018 was primarily driven by increases in costs associated with services provided to MUFG Bank, Ltd. under the master services agreement. Expenses related to technology-oriented initiatives to transform certain systems and processes also contributed to the increase in noninterest expense.
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

Upon completing the quantitative impairment test, the Company recorded an impairment charge of $1.6 billion, which represented the entire amount of goodwill allocated to the Consumer Banking reporting unit and a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. reporting unit, which has $667 million allocated goodwill remaining after the impairment. The Commercial Banking and Real Estate Industries reporting unit’s estimated fair value exceeded carrying value by 9%. The impairment charge did not result in a cash outflow and did not significantly affect the regulatory capital ratios or the Company’s liquidity position as of September 30, 2019 or December 31, 2019.

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

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Income before income taxes and including noncontrolling interests	$(669)	$1,101	$1,333
Income tax expense	82	52	299
Effective tax rate	(12)%	5%	22%
In 2019, income tax expense was $82 million and the effective tax rate was negative 12%, compared with $52 million and an effective tax rate of 5% in 2018. Excluding the goodwill impairment charge in the third quarter of 2019, the majority of which was not deductible for income tax purposes, the effective tax rate would have been 14% in 2019. Income tax expense and the effective tax rate in 2018 included an adjustment to certain prior period state income taxes during the first quarter of 2018. Excluding that adjustment, the effective tax rate for 2018 would have been 10%.
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
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities, and securities pledged as collateral, are detailed in Note 2 to our Consolidated Financial Statements included in this Form 10-K.
The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
Securities Available for Sale

	December 31, 2019
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. Treasury and government agencies	$—	—%	$1,243	1.50%	$4,208	1.77%	$34	1.86%	$5,485	1.71%
Mortgage-backed:
U.S. agencies	—	—	168	2.42	1,032	2.17	4,291	2.50	5,491	2.44
Residential - non-agency	—	—	—	—	—	—	759	3.44	759	3.44
Commercial - non-agency	32	3.10	—	—	1,374	2.24	2,055	3.23	3,461	2.84
Collateralized loan obligations	—	—	—	—	432	3.38	1,067	3.31	1,499	3.33
Direct bank purchase bonds	67	2.37	285	3.86	460	2.95	99	3.59	911	3.26
Other	—	—	202	3.95	—	—	—	—	202	3.95
Total securities available for sale	99	2.60%	1,898	2.20%	7,506	2.08%	8,305	2.88%	17,808	2.47%

Securities Held to Maturity

	December 31, 2019
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$9	8.62%	$—	—%	$1,350	2.51%	$—	—%	$1,359	2.55%
Mortgage-backed:
U.S. agencies	—	—	721	2.18	892	2.32	6,553	2.59	8,166	2.52
Total securities held to maturity	9	8.62%	721	2.18%	2,242	2.43%	6,553	2.59%	9,525	2.53%
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Loans held for investment:
Commercial and industrial	$26,338	$24,919	$23,281	$25,379	$30,257
Commercial mortgage	16,895	15,354	14,320	14,625	14,030
Construction	1,511	1,613	1,775	2,283	2,297
Lease financing	1,001	1,249	1,533	1,819	1,911
Total commercial portfolio	45,745	43,135	40,909	44,106	48,495
Residential mortgage and home equity (1)	38,018	40,677	38,014	32,392	30,083
Other consumer (2)	4,450	2,695	1,091	1,053	679
Total consumer portfolio	42,468	43,372	39,105	33,445	30,762
Total loans held for investment	$88,213	$86,507	$80,014	$77,551	$79,257

(1)	Includes home equity loans of $2,049 million and $2,238 million at December 31, 2019 and December 31, 2018, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

Loans held for investment increased from December 31, 2018 to December 31, 2019, primarily due to growth in the commercial and industrial, commercial mortgage and other consumer loan portfolios, partially offset by a decrease in the residential mortgage and home equity portfolio.

Loan Maturities
The following table presents our commercial and industrial loans and construction loans held for investment by contractual maturity.

	December 31, 2019
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan maturities:
Commercial and industrial	$5,509	$18,077	$2,752	$26,338
Construction	817	640	54	1,511
Total	$6,326	$18,717	$2,806	$27,849
Total fixed rate loans due after one year				$917
Total variable rate loans due after one year				20,606
Total due after one year				$21,523

Cross-Border Outstandings
Our cross-border outstandings reflect certain economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Japan exceeded one percent of total assets at December 31, 2019, December 31, 2018 and December 31, 2017 and were $3.2 billion, $3.0 billion and $4.4 billion, respectively. Our total cross-border outstandings for Cayman Islands exceeded one percent of total assets at December 31, 2019 and December 31, 2018 and were $2.3 billion and $2.4 billion, respectively. These cross-border outstandings are based on category and legal residence of ultimate risk and are primarily comprised of securities financing arrangements and commercial loans.
Deposits
The table below presents our deposits as of December 31, 2019 and 2018.

	December 31, 2019	December 31, 2018	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$4,725	$3,598	$1,127	31%
Money market	35,002	34,373	629	2
Total interest bearing transaction and money market accounts	39,727	37,971	1,756	5
Savings	8,962	9,515	(553)	(6)
Time	15,651	11,739	3,912	33
Total interest bearing deposits	64,340	59,225	5,115	9
Noninterest bearing deposits	31,521	31,754	(233)	(1)
Total deposits	$95,861	$90,979	$4,882	5%

Total deposits increased $4.9 billion from December 31, 2018 due substantially to an increase in interest bearing deposits. The increase in interest bearing deposits was largely related to Transaction Banking deposits and Regional Bank deposits, including PurePoint Financial, the direct banking division of the Bank.

The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2019
Three months or less	$4,075
Over three months through six months	4,453
Over six months through twelve months	2,146
Over twelve months	1,154
Total domestic time deposits of $100,000 and over	$11,828
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

Securities borrowed or purchased under resale agreements were $23.9 billion and $22.4 billion at December 31, 2019 and December 31, 2018, respectively. The following table provides certain information about securities loaned or sold under repurchase agreements.

(Dollars in millions)	December 31, 2019	December 31, 2018
Balance at period end	$28,866	$27,285
Weighted average interest rate at period end	1.65%	2.79%
Maximum outstanding at any month end	$29,581	$27,884
Average balance during the year	$27,902	$26,906
Weighted average interest rate during the year	2.97%	2.73%

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
Regulatory Capital
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of December 31, 2019, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of "well-capitalized" institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2019. Under the Tailoring Rules, MUAH, as a Category IV firm, is subject to CCAR supervisory capital planning requirements and stress testing submission requirements on an every other year basis in even years (e.g. MUAH will be subject to the 2020 CCAR cycle). See "Supervision and Regulation – Dodd-Frank Act and Related Regulations" and "Supervision and Regulation – Regulatory Capital and Liquidity Standards – Capital Planning and Comprehensive Capital Analysis and Review Program" in Part I, Item 1. "Business" of this Form 10-K.
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

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III rules as of December 31, 2019 and December 31, 2018.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	December 31, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$15,086	$14,256
Tier 1 capital	$15,086	$14,256
Tier 2 capital	683	648
Total risk-based capital	$15,769	$14,904
Risk-weighted assets	$107,023	$102,088
Average total assets for leverage capital purposes	$169,807	$162,550

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer(1)
(Dollars in millions)	December 31, 2019		December 31, 2018		December 31, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,086	14.10%	$14,256	13.96%	≥	$7,492	7.00%
Tier 1 capital (to risk-weighted assets)	15,086	14.10	14,256	13.96	≥	9,097	8.50
Total capital (to risk-weighted assets)	15,769	14.73	14,904	14.60	≥	11,237	10.50
Tier 1 leverage(2)	15,086	8.88	14,256	8.77	≥	6,792	4.00

(1)	Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III rules as of December 31, 2019 and December 31, 2018.

MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	December 31, 2019	December 31, 2018
Capital Components
Common Equity Tier 1 capital	$14,115	$13,316
Tier 1 capital	$14,115	$13,316
Tier 2 capital	631	589
Total risk-based capital	$14,746	$13,905
Risk-weighted assets	$97,563	$92,170
Average total assets for leverage capital purposes	$132,590	$125,461

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	December 31, 2019		December 31, 2018		December 31, 2019
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,115	14.47%	$13,316	14.45%	≥	$6,829	7.00%	≥	$6,342	6.5%
Tier 1 capital (to risk-weighted assets)	14,115	14.47	13,316	14.45	≥	8,293	8.50	≥	7,805	8.0
Total capital (to risk-weighted assets)	14,746	15.11	13,905	15.09	≥	10,244	10.50	≥	9,756	10.0
Tier 1 leverage(2)	14,115	10.65	13,316	10.61	≥	5,304	4.00	≥	6,629	5.0

(1)	Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at December 31, 2019. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
(Dollars in millions)
Total MUAH stockholders' equity	$16,280	$16,508
Less: Goodwill	1,764	3,301
Less: Intangible assets, except mortgage servicing rights	261	285
Less: Deferred tax liabilities related to goodwill and intangible assets	(17)	(57)
Tangible common equity (a)	$14,272	$12,979
Total assets	$170,810	$168,100
Less: Goodwill	1,764	3,301
Less: Intangible assets, except mortgage servicing rights	261	285
Less: Deferred tax liabilities related to goodwill and intangible assets	(17)	(57)
Tangible assets (b)	$168,802	$164,571
Tangible common equity ratio (a)/(b)	8.45%	7.89%

Goodwill and related deferred tax liabilities declined due to the impairment recorded in the third quarter of 2019. See "Goodwill Impairment" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5 to our Consolidated Financial Statements in this Form 10-K. For additional information regarding our regulatory capital requirements, see "Supervision and Regulation-Regulatory Capital and Liquidity Standards" in Part I, Item 1. "Business" of this Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. Additional information regarding our risk management structure and framework is set forth below.
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
Human Capital Committee

The Human Capital Committee oversees the Company’s compensation and risk review processes in line with competitive market practice and regulatory guidance associated with responsible risk management practices. The Human Capital Committee reviews the Human Capital Risk & Control Committee’s risk assessment of the Company’s annual incentive compensation plan to assure that it is consistent with the Company’s stated risk appetite and regulatory guidance.
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
Allowance and Related Provision for Credit Losses
The allowance for loan losses was $538 million at December 31, 2019 compared with $474 million at December 31, 2018. Our ratio of allowance for loan losses to total loans held for investment was 0.61% as of December 31, 2019 and 0.55% as of December 31, 2018. The provision for loan losses during the year ended December 31, 2019 was $283 million primarily due to growth in our other consumer loan portfolio and the impact of specific reserves for certain impaired loans. Net loans charged off to average total loans held for investment increased to 0.25% for the year ended December 31, 2019, compared with 0.10% for the year ended December 31, 2018.

Nonaccrual loans were $328 million at December 31, 2019 compared with $421 million at December 31, 2018. Our ratio of nonaccrual loans to total loans held for investment decreased to 0.37% at December 31, 2019 from 0.49% at December 31, 2018. Our ratio of allowance for loan losses to nonaccrual loans increased to 164.19% at December 31, 2019 from 112.5% at December 31, 2018. Criticized credits in the commercial segment were $1.6 billion at December 31, 2019 and $1.3 billion at December 31, 2018. Criticized credits are those that have regulatory risk ratings of special mention, substandard or doubtful; classified credits are those that have regulatory risk ratings of substandard or doubtful. Special mention credits are potentially weak, as the borrower has begun to exhibit deteriorating trends, which, if not corrected, may jeopardize repayment of the loan and result in further downgrade. Substandard credits have well-defined weaknesses, which, if not corrected, could jeopardize the full satisfaction of the debt. A credit classified as doubtful has critical weaknesses that make full collection improbable on the basis of currently existing facts and conditions.

The following table reflects the related allowance for loan losses allocated to a loan category at year- end for the indicated years and the percentage of the allocation to the year-end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2019		2018		2017		2016		2015
Commercial and industrial	$272	1.03%	$275	1.10%	$265	1.14%	$440	1.72%	$542	1.79%
Commercial mortgage	58	0.34	56	0.37	67	0.47	83	0.57	89	0.64
Construction	11	0.73	10	0.63	11	0.61	15	0.66	14	0.59
Lease financing	13	1.30	18	1.46	17	1.15	18	0.99	9	0.48
Total commercial portfolio	354	0.77	359	0.83	360	0.88	556	1.25	654	1.35
Residential and home equity	37	0.10	37	0.09	37	0.10	40	0.12	37	0.12
Other consumer	147	3.30	73	2.71	49	4.49	43	4.08	12	1.77
Total consumer portfolio	184	0.43	110	0.25	86	0.22	83	0.25	49	0.16
Total allocated allowance	538	0.61	469	0.54	446	0.56	639	0.82	703	0.89
Unallocated	—		5		30		—		20
Total allowance for loan losses	$538	0.61%	$474	0.55%	$476	0.59%	$639	0.82%	$723	0.91%

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Allowance for loan losses, beginning of period	$474	$476	$639	$723	$540
(Reversal of) provision for loan losses	283	84	(65)	158	213
Other	—	—	2	2	(2)
Loans charged-off:
Commercial and industrial	(73)	(43)	(107)	(146)	(27)
Commercial and industrial - transfer to held for sale	(26)	(35)	(8)	(113)	—
Commercial mortgage	(1)	(1)	(1)	—	(5)
Construction	—	—	—	—	(7)
Lease financing	(58)	—	—	—	—
Total commercial portfolio	(158)	(79)	(116)	(259)	(39)
Residential mortgage and home equity	4	3	5	4	(3)
Other consumer	(102)	(44)	(44)	(16)	(6)
Total consumer portfolio	(98)	(41)	(39)	(12)	(9)
Total loans charged-off	(256)	(120)	(155)	(271)	(48)
Recoveries of loans previously charged-off:
Commercial and industrial	28	26	49	19	17
Commercial mortgage	1	1	1	5	1
Construction	—	—	—	—	—
Total commercial portfolio	29	27	50	24	18
Home equity and other consumer loans	8	7	5	3	2
Total consumer portfolio	8	7	5	3	2
Total recoveries of loans previously charged-off	37	34	55	27	20
Net loans recovered (charged-off)	(219)	(86)	(100)	(244)	(28)
Ending balance of allowance for loan losses	538	474	476	639	723
Allowance for losses on unfunded credit commitments	109	139	123	162	165
Total allowance for credit losses	$647	$613	$599	$801	$888

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
The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	December 31,
(Dollars in millions)	2019	2018	2017	2016	2015
Nonaccrual loans:
Commercial and industrial	$175	$269	$319	$458	$284
Commercial mortgage	15	12	20	31	37
Total commercial portfolio	190	281	339	489	321
Residential mortgage and home equity	137	139	125	199	231
Other consumer loans	1	1	1	1	—
Total consumer portfolio	138	140	126	200	231
Total nonaccrual loans	328	421	465	689	552
OREO	1	1	1	3	21
Total nonperforming assets	$329	$422	$466	$692	$573
Troubled debt restructurings:
Accruing	$392	$299	$348	$215	$413
Nonaccruing (included in total nonaccrual loans above)	171	136	229	384	409
Total troubled debt restructurings	$563	$435	$577	$599	$822

Criticized credits	$1,567	$1,264	$1,564	$2,427	$2,545

Allowance for loan losses to nonaccrual loans	164.19%	112.50%	102.37%	92.69%	130.86%
Allowance for credit losses to nonaccrual loans	197.34%	145.61%	128.75%	116.20%	160.74%
Nonperforming assets to total loans held for investment and OREO	0.37%	0.49%	0.58%	0.89%	0.72%
Nonperforming assets to total assets	0.19%	0.25%	0.30%	0.47%	0.37%
Nonaccrual loans to total loans held for investment	0.37%	0.49%	0.58%	0.89%	0.70%

See Note 3 to our Consolidated Financial Statements included in this Form 10-K for a description of criticized credits.
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

The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2019 and 2018. See Note 3 to our Consolidated Financial Statements in this Form 10-K for additional information.

			As a Percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2019	2018	2019	2018
Commercial and industrial	$140	$109	0.51%	0.42%
Commercial mortgage	168	46	0.99	0.30
Construction	62	63	4.10	3.91
Total commercial portfolio	370	218	0.81	0.51
Residential mortgage and home equity	192	216	0.51	0.53
Other consumer	1	1	0.02	0.04
Total consumer portfolio	193	217	0.45	0.50
Total restructured loans	$563	$435	0.64%	0.50%

Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $20 million and $23 million at December 31, 2019 and 2018, respectively.
Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, real estate and leasing, power and utilities, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either December 31, 2019 or December 31, 2018.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2019, 81% of the Company’s construction loan portfolio was concentrated in California, 4% to borrowers in Texas and 4% to borrowers in Colorado. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2019, 64% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in Washington, and 5% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate. At December 31, 2019, substantially all our residential mortgage loans were made to borrowers in California.
At December 31, 2019, payment terms on 36% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 64%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 24% and 26% of these home equity loans and lines were supported by first liens on residential properties at both December 31, 2019 and December 31, 2018, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.

See Note 3 to our Consolidated Financial Statements included in this Form 10-K for additional information on refreshed FICO scores and refreshed LTV ratios for our residential mortgage and home equity and other consumer loans at December 31, 2019 and December 31, 2018.
Interest Foregone
If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $40 million of interest income in 2019. For loans that were on nonaccrual status during 2019 and accounted for as cash basis nonaccrual loans, we recognized interest income of $23 million in 2019.
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

(Dollars in millions)	December 31, 2019	December 31, 2018
Effect on net interest income:
Increase 200 basis points	$28.1	$149.7
as a percentage of base case net interest income	1.04%	4.59%
Decrease 100 basis points	$(65.6)	$(102.4)
as a percentage of base case net interest income	(2.37)%	(3.14)%
An increase in rates increases net interest income. During 2019, the Company’s asset sensitive profile decreased due to changes in balance sheet composition, changes in the ALM derivatives portfolio and forecasted balance sheet activity over the next twelve months. During 2019, the Company added interest rate floors and swaps to hedge floating rate commercial loans given the possibility of declining rates, which contributed to the decrease in the Company's asset sensitivity.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly higher asset sensitive risk profile at December 31, 2019.
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
For additional information on the Company's securities portfolio and derivative instruments used in our ALM hedging strategies, see the "Balance Sheet Analysis—Securities" section within "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7. and Note 2 and Note 12 to our Consolidated Financial Statements included in this Form 10-K.

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

The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the years ended December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Interest rate	$12.2	$17.6	$8.5	$12.5	$15.3	$9.1
Debt securities	7.7	12.8	3.1	6.8	12.1	2.5
Equity securities	1.0	1.7	0.6	0.8	1.3	0.3
Foreign exchange	0.2	0.6	0.1	0.3	1.2	—
Portfolio diversification	(9.4)	(15.2)	(4.2)	(9.7)	(13.1)	(5.5)
Total	$11.7	$17.5	$8.1	$10.7	$16.8	$6.4
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
LIBOR Transition
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates the process of setting LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In the U.S., the Federal Reserve and Federal Reserve Bank of New York convened the Alternative Reference Rates Committee, a group of private-market participants, to help ensure a successful transition from USD LIBOR to a more robust reference rate. The Company recognizes that discontinuance of LIBOR, or any other IBOR-based rate, presents significant risks and challenges that could have an impact on its businesses globally (for information about the risks to the Company from the discontinuation of LIBOR or any other benchmark, see "The replacement of LIBOR could adversely impact our business and results of operations, and the value of certain financial instruments" in Part I, Item 1A. "Risk Factors" in this Form 10-K). We have exposure to IBORs, including in financial instruments and contracts that mature after 2021. Our exposures arise from business loans, derivatives, securities and other financial products (such as residential adjustable rate mortgages).
Accordingly, to facilitate an orderly transition from LIBOR and other benchmark rates to alternative reference rates, the Company has established a firm-wide transition program to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, develop and implement plans to remediate existing products or contracts that reference or rely upon IBORs, develop products and services that use alternative reference rates, achieve systems and operational readiness and engage impacted clients in connection with the transition to alternative reference rates. The Company’s transition program was established by senior management and periodically updates the Company's Board of Directors and ECA. The transition program focuses on:

•	Identifying and evaluating the scope of existing financial instruments and contracts that may be affected;

•	Assessing the impacted financial instruments and contracts to determine if they contain or require appropriate fallback language;

•	Amending or otherwise developing action plans to amend existing financial instruments and contracts to incorporate robust fallback language;

•	Enhancing infrastructure (e.g., internal framework such as models, technology infrastructure) to prepare for a smooth transition to alternative reference rates; and

•	Developing financial instruments and contracts to use alternative reference rates.
The Company has identified the inherent risks with this transition and continues to monitor the development and usage of alternative reference rates. The Company is also working with regulators, industry working groups and trade associations to develop strategies for an effective transition to alternative reference rates.

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
We are subject to the Federal Reserve's rules imposing TLAC requirements on GSIBs with operations in the U.S., such as MUFG. These rules include an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. During the fourth quarter of 2018, the Company restructured existing debt issued to MUFG Bank, Ltd. and replaced a portion of its externally-placed debt with the issuance of internal TLAC-eligible debt issued to MUFG Bank, Ltd. in order to comply with the new rules. See "Supervision and Regulation - Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in this Form 10-K.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $25.0 billion at December 31, 2019. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $4.9 billion from $91.0 billion at December 31, 2018 to $95.9 billion at December 31, 2019. As of December 31, 2019, the Bank had $12.7 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $21.9 billion. The Bank maintains a $12 billion unsecured bank note program. Available funding under the bank note program was $3.6 billion at December 31, 2019. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at MUAH and other non-bank subsidiaries. MUAH maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. As of December 31, 2019, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of December 31, 2019, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.3 billion.

The Company’s total wholesale funding at December 31, 2019 included $16.9 billion of long-term debt (excluding nonrecourse debt) and $6.5 billion of short-term debt. For additional information regarding our outstanding debt, see Note 9 and Note 10 to our Consolidated Financial Statements included in this Form 10-K. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of December 31, 2019:

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	Not rated	A	A	A-
	Short-term	Not Rated	A-1	A-1	A-2
Moody's	Long-term	Aa2	A2	Not rated	A2
	Short-term	P-1	P-1	Not rated	Not rated
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1
For further information, including information about rating agency assessments, see "MUFG Bank, Ltd.'s and Mitsubishi UFJ Financial Group's credit ratings and financial or regulatory condition could adversely affect our operations" and "Our credit ratings are important in order to maintain liquidity" in Part I, Item 1A. "Risk Factors" in this Form 10-K.
Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational risk includes legal risk, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber-attacks or other related cyber incidents. See "We are subject to a wide array of operational risks including, but not limited to, cyber-security risks" in Part I, Item 1A. "Risk Factors" in this Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.
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

Critical Accounting Estimates
MUAH's Consolidated Financial Statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. As discussed in "Allowance for Credit Losses" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K, we estimate probability of default and the loss severity associated with the default (i.e. the loss-given default) to estimate the credit losses inherent in our loan and lease portfolios held for investment and certain off-balance sheet commitments on the balance sheet date. Actual losses could differ significantly from our loss estimates. Other significant estimates that we use include the assumptions used in measuring our transfer pricing revenue, assumptions used in evaluating our goodwill for impairment, and assumptions regarding our effective tax rates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in Note 1 to our Consolidated Financial Statements included in this Form 10-K. Our most critical accounting policies include the allowance for credit losses, transfer pricing revenue, goodwill impairment analysis and income taxes.
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

The Company continuously monitors inputs used when performing its annual goodwill impairment such as the cash flow projections developed to estimate the fair value of its reporting units. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the first step of the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount. During the third quarter of 2019, due to the decline in interest rates and slower growth than previously forecasted, cash flow projections for certain reporting units were revised lower and the Company initiated an interim quantitative impairment test of goodwill allocated to three of its reporting units. See "Goodwill Impairment" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for additional information.

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
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the years ended December 31, 2019, 2018 and 2017. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Net income attributable to MUAH	$(734)	$1,073	$1,077
Add: Intangible asset amortization, net of tax	25	19	18
Add: Goodwill impairment, net of tax	1,568	—	—
Net income attributable to MUAH, excluding intangible asset amortization and goodwill impairment (a)	$859	$1,092	$1,095
Average MUAH stockholders' equity	$16,866	$18,400	$17,926
Less: Goodwill	2,963	3,301	3,263
Less: Intangible assets, except mortgage servicing rights	279	299	269
Less: Deferred tax liabilities related to goodwill and intangible assets	(43)	(57)	(72)
Average MUAH tangible common equity (b)	$13,667	$14,857	$14,466
Return on average MUAH tangible common equity (a)/(b)	6.29%	7.35%	7.57%

The following table shows the calculation of the adjusted efficiency ratio for the years ended December 31, 2019 and 2018. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment and revenue for the impact of the TCJA enhances comparability between periods. The adjusted efficiency ratio for the year ended December 31, 2017 is not presented because the Company began identifying all costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. in the third quarter of 2017. Previously, the Company was only able to identify a portion of the costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.

	For the Years Ended December 31,
(Dollars in millions)	2019	2018
Noninterest expense (a)	$6,215	$4,277
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	1,295	1,001
Less: Goodwill impairment	1,614	—
Noninterest expense, as adjusted (b)	$3,306	$3,276
Total revenue (c)	$5,798	$5,484
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	1,373	1,128
Less: Impact of the TCJA	—	(164)
Total revenue, as adjusted (d)	$4,425	$4,520
Efficiency ratio (a)/(c)	107.18%	77.98%
Adjusted efficiency ratio (b)/(d)	74.69%	72.47%

Financial Statements and Supplementary Data
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Interest Income
Loans	$3,625	$3,303	$2,892
Securities	619	665	564
Securities borrowed or purchased under resale agreements	765	652	347
Trading assets	360	415	326
Other	180	90	50
Total interest income	5,549	5,125	4,179
Interest Expense
Deposits	826	441	241
Commercial paper and other short-term borrowings	202	168	58
Long-term debt	497	365	250
Securities loaned or sold under repurchase agreements	830	734	353
Trading liabilities	101	110	73
Total interest expense	2,456	1,818	975
Net Interest Income	3,093	3,307	3,204
(Reversal of) provision for credit losses	252	106	(103)
Net interest income after (reversal of) provision for credit losses	2,841	3,201	3,307
Noninterest Income
Service charges on deposit accounts	166	179	188
Trust and investment management fees	117	118	121
Trading account activities	70	(24)	(5)
Securities gains, net	39	8	17
Credit facility fees	98	90	98
Brokerage commissions and fees	74	73	69
Card processing fees, net	56	50	47
Investment banking and syndication fees	433	355	369
Fees from affiliates	1,439	1,213	866
Other, net	213	115	240
Total noninterest income	2,705	2,177	2,010
Noninterest Expense
Salaries and employee benefits	2,687	2,616	2,495
Net occupancy and equipment	431	367	357
Professional and outside services	651	487	439
Software	313	287	192
Regulatory assessments	63	85	82
Intangible asset amortization	34	26	30
Goodwill impairment	1,614	—	—
Other	422	409	389
Total noninterest expense	6,215	4,277	3,984
Income before income taxes and including noncontrolling interests	(669)	1,101	1,333
Income tax expense (benefit)	82	52	299
Net (Loss) Income Including Noncontrolling Interests	(751)	1,049	1,034
Deduct: Net loss (income) from noncontrolling interests	17	24	43
Net (Loss) Income Attributable to MUAH	$(734)	$1,073	$1,077
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Net (Loss) Income Attributable to MUAH	$(734)	$1,073	$1,077
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	105	(46)	(66)
Net change in unrealized gains (losses) on investment securities	280	(140)	16
Foreign currency translation adjustment	—	(2)	7
Pension and other postretirement benefit adjustments	76	(130)	95
Other	1	(1)	—
Total other comprehensive income (loss)	462	(319)	52
Comprehensive Income (Loss) Attributable to MUAH	(272)	754	1,129
Comprehensive income (loss) from noncontrolling interests	(17)	(24)	(43)
Total Comprehensive Income (Loss)	$(289)	$730	$1,086
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except per share amount)	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$2,457	$2,061
Interest bearing deposits in banks	7,184	6,289
Total cash and cash equivalents	9,641	8,350
Securities borrowed or purchased under resale agreements	23,943	22,368
Trading account assets (includes $887 at December 31, 2019 and $1,239 at December 31, 2018 pledged as collateral that may be repledged)	10,377	11,213
Securities available for sale (includes $142 at December 31, 2019 and $75 at December 31, 2018 pledged as collateral that may be repledged)	17,789	16,314
Securities held to maturity (fair value $9,508 at December 31, 2019 and $10,720 at December 31, 2018)	9,421	10,901
Loans held for investment	88,213	86,507
Allowance for loan losses	(538)	(474)
Loans held for investment, net	87,675	86,033
Goodwill	1,764	3,301
Other assets	10,200	9,620
Total assets	$170,810	$168,100
Liabilities
Deposits:
Noninterest bearing	$31,521	$31,754
Interest bearing	64,340	59,225
Total deposits	95,861	90,979
Securities loaned or sold under repurchase agreements	28,866	27,285
Commercial paper and other short-term borrowings	6,484	9,263
Long-term debt	17,129	17,918
Trading account liabilities	3,266	4,027
Other liabilities	2,837	2,048
Total liabilities	154,443	151,520
Commitments, contingencies and guarantees—See Note 20
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,076,912 and 131,935,124 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	132	132
Additional paid-in capital	8,222	8,176
Retained earnings	8,788	9,524
Accumulated other comprehensive loss	(862)	(1,324)
Total MUAH stockholders' equity	16,280	16,508
Noncontrolling interests	87	72
Total equity	16,367	16,580
Total liabilities and equity	$170,810	$168,100
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock		Additional Paid-in Capital		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2016	$144		$7,884		$10,101	$(896)	$153	$17,386
Net income (loss)	—		—		1,077	—	(43)	1,034
Other comprehensive income (loss), net of tax	—		—		—	52	—	52
Compensation—restricted stock units	—		(8)		(2)	—	—	(10)
Issuance of Common Stock	3		321		78	—	—	402
Dividends	—	—	—	—	(500)	—	—	(500)
TCJA Reclassification	—		—		182	(182)	—	—
Other	1		—		—	—	(10)	(9)
Net change	4		313		835	(130)	(53)	969
BALANCE DECEMBER 31, 2017	$148		$8,197		$10,936	$(1,026)	$100	$18,355
Net income (loss)	—		—		1,073	—	(24)	1,049
Other comprehensive income (loss), net of tax	—		—		—	(319)	—	(319)
Compensation—restricted stock units	—		—		(5)	—	—	(5)
Share Repurchase	(16)		—		(2,480)	—	—	(2,496)
Other(1)	—		(21)		—	21	(4)	(4)
Net change	(16)		(21)		(1,412)	(298)	(28)	(1,775)
BALANCE DECEMBER 31, 2018	$132		$8,176		$9,524	$(1,324)	$72	$16,580
Net income (loss)	—		—		(734)	—	(17)	(751)
Other comprehensive income (loss), net of tax	—		—		—	462	—	462
Compensation—restricted stock units	—		26		(7)	—	—	19
Other(2)	—		20		5	—	32	57
Net change	—		46		(736)	462	15	(213)
BALANCE DECEMBER 31, 2019	$132		$8,222		$8,788	$(862)	$87	$16,367

(1)	For additional information on other, see Note 13 "Accumulated Other Comprehensive Income" to these Consolidated Financial Statements.

(2)	Additional paid-in capital related to the issuance of 141,788 shares of common stock to MUFG in exchange for its contribution of its ownership interest in First State Investments (US) LLC.

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Cash Flows from Operating Activities:
Net (loss) income including noncontrolling interests	$(751)	$1,049	$1,034
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	252	106	(103)
Depreciation, amortization and accretion, net	563	411	331
Stock-based compensation—restricted stock units	89	77	66
Deferred income taxes	(264)	(242)	25
Net gains on sales of securities	(39)	(8)	(17)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(1,575)	(1,474)	(1,147)
Net decrease (increase) in securities loaned or sold under repurchase agreements	1,581	848	1,821
Net decrease (increase) in trading account assets	836	(646)	(1,625)
Net decrease (increase) in other assets	216	170	414
Net increase (decrease) in trading account liabilities	(761)	427	695
Net increase (decrease) in other liabilities	219	103	(137)
Loans originated for sale	(3,238)	(2,339)	(813)
Net proceeds from sale of loans originated for sale	2,944	1,626	697
Pension and other benefits adjustment	(42)	(50)	(169)
Goodwill impairment	1,614	—	—
Other, net	59	(18)	11
Total adjustments	2,454	(1,009)	49
Net cash provided by (used in) operating activities	1,703	40	1,083
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,637	1,505	2,460
Proceeds from paydowns and maturities of securities available for sale	2,566	2,822	2,809
Purchases of securities available for sale	(7,839)	(5,643)	(8,912)
Proceeds from paydowns and maturities of securities held to maturity	4,454	1,682	1,782
Purchases of securities held to maturity	(3,153)	(772)	(1,360)
Proceeds from sales of loans	952	770	926
Net decrease (increase) in loans	(2,831)	(6,785)	(2,947)
Purchases of other investments	(143)	(262)	(378)
Other, net	(314)	(57)	(60)
Net cash provided by (used in) investing activities	(1,671)	(6,740)	(5,680)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	4,880	6,184	(2,063)
Net increase (decrease) in commercial paper and other short-term borrowings	(2,778)	2,198	4,709
Proceeds from issuance of long-term debt	5,698	15,458	5,027
Repayment of long-term debt	(6,471)	(9,655)	(4,801)
Dividends paid	—	—	(500)
Share repurchase	—	(2,496)	—
Other, net	(96)	(115)	(71)
Change in noncontrolling interests	32	(4)	(10)
Net cash provided by (used in) financing activities	1,265	11,570	2,291
Net change in cash, cash equivalents and restricted cash	1,297	4,870	(2,306)
Cash, cash equivalents and restricted cash at beginning of period	8,398	3,528	5,834
Cash, cash equivalents and restricted cash at end of period	$9,695	$8,398	$3,528
Cash Paid During the Period For:
Interest	$2,417	$1,761	$919
Income taxes, net	202	116	178
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$718	$44	$776
Securities held to maturity transferred to securities available for sale	170	—	—
Securities available for sale transferred to securities held to maturity	—	2,006	—
Transfer of assets and liabilities from MUFG Bank, Ltd. and MUFG (1):
Carrying amount of assets acquired	—	—	1,003
Carrying amount of liabilities assumed	—	—	601
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$9,641	$8,350	$3,392
Restricted cash included in other assets	54	48	136
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$9,695	$8,398	$3,528

(1)	For additional information on the transfer of assets and liabilities from MUFG Bank, Ltd., refer to Note 21 to these Consolidated Financial Statements.
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
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management's expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company's results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company's financial statements include, but are not limited to, the allowance for credit losses (Note 3 "Loans and Allowance for Loan Losses"), goodwill impairment (Note 5 "Goodwill and Other Intangible Assets"), income taxes (Note 17 "Income Taxes"), and transfer pricing (Note 21 "Related Party Transactions").
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
Loans Held for Investment, Loans Held for Sale and Leases
Loans held for investment are reported at the principal amounts outstanding, net of charge-offs, unamortized nonrefundable loan fees, direct loan origination costs, and purchase premiums and discounts. Where loans are held for investment, the net basis adjustment excluding charge-offs on the loan is generally recognized in interest income on an effective yield basis over the contractual loan term.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

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
The Company has elected to account for its residential mortgage servicing rights using the fair value measurement method. Under the fair value measurement method, residential mortgage servicing rights are measured at estimated fair value each period with changes in fair value included in other, net within noninterest income.
Goodwill is assessed for impairment at least annually at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that the fair

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. A goodwill impairment loss is measured as the amount by which a reporting unit’s carrying amount exceeds its fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. Goodwill impairment is recognized through noninterest expense as a direct write down to its carrying amount and subsequent reversals of goodwill impairment are prohibited.
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
The Company also invests in limited liability entities and trusts that operate renewable energy projects, either directly or indirectly. Tax credits, taxable income and distributions associated with these renewable energy projects may be allocated to investors according to the terms of the partnership agreements. These investments are accounted for under the equity method and are reviewed periodically for impairment, considering projected operating results and realizability of tax credits. For those projects where economic benefits are not allocated based on pro rata ownership percentage, the Company accounts for its investments using the HLBV method. Under the HLBV method, the Company determines its share of an investee’s earnings by comparing the amount it would hypothetically receive at each balance sheet reporting date under the liquidation provisions of the partnership agreements, assuming the investee's net assets were liquidated at amounts determined in accordance with GAAP and distributed to the Company, after taking capital transactions during the period into account.
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
Stock-Based Compensation
The Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's ultimate parent company, MUFG, to employees. The Company recognizes compensation expense on restricted stock units granted on a straight-line basis over the vesting period for non-retirement eligible employees based on the grant date fair value of MUFG ADRs. Restricted stock units granted to employees who are retirement eligible or will become retirement eligible during the vesting period are expensed as of the grant date or on a straight-line basis over the period from the grant date to the date the employee becomes retirement eligible. Forfeitures are recognized as incurred in earnings.
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
Recently Issued Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the current expected credit loss (CECL) model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information, such as reasonable and supportable forecasts, in the entity's assessment of the collectability of financial assets. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company adopted the ASU on January 1, 2020, and recorded an increase to the allowance for credit losses of $199 million, primarily due to an increase in the allowance for consumer loans, offset by a $52 million deferred tax asset, and a $147 million cumulative-effect adjustment reduction to retained earnings.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Recently Adopted Accounting Pronouncements

Accounting for Leases

In February 2016, the FASB issued ASU 2016-02, Leases, which requires entities that lease assets (i.e., lessees) to recognize assets and liabilities on their balance sheet for the rights and obligations created by those leases. The accounting by entities that own the assets leased (i.e., lessors) remains largely unchanged; however, leveraged lease accounting is no longer permitted for leases that commence after the effective date. The ASU also requires qualitative and quantitative disclosures about the amount, timing and uncertainty of cash flows arising from leases. The ASU is effective for interim and annual periods beginning on January 1, 2019, and requires a modified retrospective approach, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases, which allows entities the option to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued ASU 2018-20, Leases, which clarified lessor accounting for sales and similar taxes collected by lessors, certain lessor costs, and lease payments with lease and nonlease components. Effective January 1, 2019, the Company adopted this guidance which did not significantly impact the Company's financial position or results of operations.

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

Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU removes Step 2 of the goodwill impairment test, which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments, a goodwill impairment loss will be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. Effective July 1, 2019, the Company adopted this guidance in connection with an interim quantitative impairment test of goodwill allocated to three of its reporting units. For additional information related to goodwill, see Note 5 "Goodwill and other Intangible Assets" to these Consolidated Financial Statements.

Note 2—Securities (Continued)

Note 2—Securities
Securities Available for Sale
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale for December 31, 2019 and 2018 are presented below.

	December 31, 2019				December 31, 2018
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$5,485	$6	$53	$5,438	$3,572	$1	$144	$3,429
Mortgage-backed:
U.S. agencies	5,491	13	36	5,468	8,168	7	168	8,007
Residential - non-agency	759	5	2	762	887	—	23	864
Commercial - non-agency	3,461	56	28	3,489	1,198	3	21	1,180
Collateralized loan obligations	1,499	—	8	1,491	1,492	—	18	1,474
Direct bank purchase bonds	911	43	18	936	1,190	30	30	1,190
Other	202	3	—	205	173	—	3	170
Total securities available for sale	$17,808	$126	$145	$17,789	$16,680	$41	$407	$16,314
The Company's securities available for sale with a continuous unrealized loss position at December 31, 2019 and 2018 are shown below, identified for periods less than 12 months and 12 months or more.

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$4,407	$48	$543	$5	$4,950	$53
Mortgage-backed:
U.S. agencies	914	4	2,769	32	3,683	36
Residential - non-agency	127	—	155	2	282	2
Commercial - non-agency	1,669	28	12	—	1,681	28
Collateralized loan obligations	597	2	790	6	1,387	8
Direct bank purchase bonds	118	1	294	17	412	18
Other	25	—	—	—	25	—
Total securities available for sale	$7,857	$83	$4,563	$62	$12,420	$145

	December 31, 2018
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$147	$1	$3,182	$143	$3,329	$144
Mortgage-backed:
U.S. agencies	1,941	8	4,797	160	6,738	168
Residential - non-agency	398	7	383	16	781	23
Commercial - non-agency	380	6	515	15	895	21
Collateralized loan obligations	1,428	18	—	—	1,428	18
Direct bank purchase bonds	221	6	417	24	638	30
Other	162	3	1	—	163	3
Total securities available for sale	$4,677	$49	$9,295	$358	$13,972	$407

Note 2—Securities (Continued)

At December 31, 2019, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential and commercial mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At December 31, 2019, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2019, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2019, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2019
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$1,237	$4,167	$34	$5,438
Mortgage-backed:
U.S. agencies	—	167	1,021	4,280	5,468
Residential - non-agency	—	—	—	762	762
Commercial - non-agency	32	—	1,356	2,101	3,489
Collateralized loan obligations	—	—	430	1,061	1,491
Direct bank purchase bonds	67	303	466	100	936
Other	—	205	—	—	205
Total securities available for sale	$99	$1,912	$7,440	$8,338	$17,789

Note 2—Securities (Continued)

The gross realized gains and losses from sales of available for sale securities for the years ended December 31, 2019, 2018 and 2017 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Gross realized gains	$39	$8	$17
Gross realized losses	—	—	—
Securities Held to Maturity
At December 31, 2019 and 2018, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	December 31, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,359	$—	$—	$1,359	$—	$6	$1,353
Mortgage-backed:
U.S. agencies	8,166	—	104	8,062	123	30	8,155
Total securities held to maturity	$9,525	$—	$104	$9,421	$123	$36	$9,508

	December 31, 2018
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,250	$—	$—	$1,250	$2	$2	$1,250
Mortgage-backed:
U.S. agencies	9,788	1	138	9,651	28	209	9,470
Total securities held to maturity	$11,038	$1	$138	$10,901	$30	$211	$10,720

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

Note 2—Securities (Continued)

The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2019 and 2018 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2019
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$509	$—	$6	$—	$—	$—	$509	$—	$6
Mortgage-backed:
U.S. agencies	1,084	—	9	4,515	104	21	5,599	104	30
Total securities held to maturity	$1,593	$—	$15	$4,515	$104	$21	$6,108	$104	$36

	December 31, 2018
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$—	$—	$—	$496	$—	$2	$496	$—	$2
Mortgage-backed:
U.S. agencies	697	—	11	8,587	138	198	9,284	138	209
Total securities held to maturity	$697	$—	$11	$9,083	$138	$200	$9,780	$138	$211

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2019
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$9	$9	$—	$—	$1,350	$1,344	$—	$—	$1,359	$1,353
Mortgage-backed:
U.S. agencies	—	—	704	724	885	890	6,473	6,541	8,062	8,155
Total securities held to maturity	$9	$9	$704	$724	$2,235	$2,234	$6,473	$6,541	$9,421	$9,508

Securities Pledged and Received as Collateral
At December 31, 2019 and December 31, 2018, the Company pledged $10.5 billion and $11.9 billion of available for sale and trading securities as collateral, respectively, of which $1.0 billion and $1.3 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions and securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At December 31, 2019 and December 31, 2018, the Company received $34.0 billion and $33.1 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $34.0 billion and $33.1 billion, respectively, was permitted to be sold or repledged. Of the

Note 2—Securities (Continued)

collateral received, the Company sold or repledged $32.5 billion and $32.1 billion at December 31, 2019 and December 31, 2018, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at December 31, 2019 and 2018.

(Dollars in millions)	December 31, 2019	December 31, 2018
Loans held for investment:
Commercial and industrial	$26,338	$24,919
Commercial mortgage	16,895	15,354
Construction	1,511	1,613
Lease financing	1,001	1,249
Total commercial portfolio	45,745	43,135
Residential mortgage and home equity(1)	38,018	40,677
Other consumer(2)	4,450	2,695
Total consumer portfolio	42,468	43,372
Total loans held for investment(3)	88,213	86,507
Allowance for loan losses	(538)	(474)
Loans held for investment, net	$87,675	$86,033

(1)	Includes home equity loans of $2,049 million and $2,238 million at December 31, 2019 and December 31, 2018, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

(3)	Includes $320 million and $340 million at December 31, 2019 and December 31, 2018, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Allowance for Loan Losses

The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Year Ended December 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
(Reversal of) provision for loan losses	124	164	(5)	283
Loans charged-off	(158)	(98)	—	(256)
Recoveries of loans previously charged-off	29	8	—	37
Allowance for loan losses, end of period	$354	$184	$—	$538

	For the Year Ended December 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$360	$86	$30	$476
(Reversal of) provision for loan losses	51	58	(25)	84
Loans charged-off	(79)	(41)	—	(120)
Recoveries of loans previously charged-off	27	7	—	34
Allowance for loan losses, end of period	$359	$110	$5	$474

Note 3—Loans and Allowance for Loan Losses (Continued)

	For the Year Ended December 31, 2017
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$556	$83	$—	$639
(Reversal of) provision for loan losses	(132)	37	30	(65)
Other	2	—	—	2
Loans charged-off	(116)	(39)	—	(155)
Recoveries of loans previously charged-off	50	5	—	55
Allowance for loan losses, end of period	$360	$86	$30	$476

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2019 and 2018.

	December 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$43	$12	$—	$55
Collectively evaluated for impairment	311	172	—	483
Total allowance for loan losses	$354	$184	$—	$538

Loans held for investment:
Individually evaluated for impairment	$436	$246	$—	$682
Collectively evaluated for impairment	45,309	42,222	—	87,531
Total loans held for investment	$45,745	$42,468	$—	$88,213

	December 31, 2018
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$62	$13	$—	$75
Collectively evaluated for impairment	297	97	5	399
Total allowance for loan losses	$359	$110	$5	$474

Loans held for investment:
Individually evaluated for impairment	$450	$280	$—	$730
Collectively evaluated for impairment	42,685	43,092	—	85,777
Total loans held for investment	$43,135	$43,372	$—	$86,507

Note 3—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2019 and 2018.

(Dollars in millions)	December 31, 2019	December 31, 2018
Commercial and industrial	$175	$269
Commercial mortgage	15	12
Total commercial portfolio	190	281
Residential mortgage and home equity	137	139
Other consumer	1	1
Total consumer portfolio	138	140
Total nonaccrual loans	$328	$421
Troubled debt restructured loans that continue to accrue interest	$392	$299
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$171	$136

The following tables show the aging of the balance of loans held for investment by class as of December 31, 2019 and 2018.

	December 31, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,241	$37	$61	$98	$27,339
Commercial mortgage	16,858	34	3	37	16,895
Construction	1,511	—	—	—	1,511
Total commercial portfolio	45,610	71	64	135	45,745
Residential mortgage and home equity	37,788	179	51	230	38,018
Other consumer	4,400	33	17	50	4,450
Total consumer portfolio	42,188	212	68	280	42,468
Total loans held for investment	$87,798	$283	$132	$415	$88,213

	December 31, 2018
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$26,114	$18	$36	$54	$26,168
Commercial mortgage	15,333	17	4	21	15,354
Construction	1,593	20	—	20	1,613
Total commercial portfolio	43,040	55	40	95	43,135
Residential mortgage and home equity	40,440	188	49	237	40,677
Other consumer	2,671	15	9	24	2,695
Total consumer portfolio	43,111	203	58	261	43,372
Total loans held for investment	$86,151	$258	$98	$356	$86,507

Loans held for investment 90 days or more past due and still accruing interest totaled $20 million and $23 million at December 31, 2019 and 2018, respectively.

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
The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	December 31, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$26,210	$636	$493	$27,339
Commercial mortgage	16,569	114	212	16,895
Construction	1,399	50	62	1,511
Total commercial portfolio	$44,178	$800	$767	$45,745

	December 31, 2018
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$25,191	$355	$622	$26,168
Commercial mortgage	15,138	105	111	15,354
Construction	1,542	8	63	1,613
Total commercial portfolio	$41,871	$468	$796	$43,135
The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $3 million and $6 million of loans covered by FDIC loss share agreements, at December 31, 2019 and 2018, respectively.

	December 31, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$37,878	$137	$38,015
Other consumer	4,449	1	4,450
Total consumer portfolio	$42,327	$138	$42,465

	December 31, 2018
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$40,532	$139	$40,671
Other consumer	2,694	1	2,695
Total consumer portfolio	$43,226	$140	$43,366

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
The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at December 31, 2019 and 2018. These tables exclude loans covered by FDIC loss share agreements, as discussed above. The amounts presented reflect unpaid principal balances less partial charge-offs.

	December 31, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$31,441	$5,742	$454	$37,637
Other consumer	2,567	1,841	3	4,411
Total consumer portfolio	$34,008	$7,583	$457	$42,048
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2018
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$33,313	$6,470	$484	$40,267
Other consumer	1,625	1,000	2	2,627
Total consumer portfolio	$34,938	$7,470	$486	$42,894
Percentage of total	82%	17%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2019
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage and home equity	$35,893	$1,689	$12	$43	$37,637
Total consumer portfolio	$35,893	$1,689	$12	$43	$37,637
Percentage of total	95%	5%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2018
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage and home equity	$38,570	$1,582	$16	$99	$40,267
Total consumer portfolio	$38,570	$1,582	$16	$99	$40,267
Percentage of total	96%	4%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.
Troubled Debt Restructurings
The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2019 and 2018. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $61 million and $49 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2019 and 2018, respectively.

(Dollars in millions)	December 31, 2019	December 31, 2018
Commercial and industrial	$140	$109
Commercial mortgage	168	46
Construction	62	63
Total commercial portfolio	370	218
Residential mortgage and home equity	192	216
Other consumer	1	1
Total consumer portfolio	193	217
Total restructured loans	$563	$435
In 2019, TDR modifications in the commercial portfolio segment were substantially composed of maturity extensions, forbearance and reduction of spread. In the consumer portfolio segment, modifications were largely composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for the 2019 or 2018. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.
The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the years ended December 31, 2019 and 2018.

	For the Year Ended December 31, 2019		For the Year Ended December 31, 2018
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$170	$172	$165	$165
Commercial mortgage	129	125	4	4
Total commercial portfolio	299	297	169	169
Residential mortgage and home equity	11	11	11	11
Other consumer	—	—	—	—
Total consumer portfolio	11	11	11	11
Total	$310	$308	$180	$180

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2019 and 2018, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Commercial and industrial	$40	$—
Commercial mortgage	1	—
Total commercial portfolio	41	—
Residential mortgage and home equity	$1	$3
Other consumer	—	—
Total consumer portfolio	1	3
Total	$42	$3
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
The following tables show information about impaired loans by class as of December 31, 2019 and 2018.

	December 31, 2019
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$186	$13	$199	$43	$227	$99
Commercial mortgage	7	168	175	—	7	168
Construction	—	62	62	—	—	62
Total commercial portfolio	193	243	436	43	234	329
Residential mortgage and home equity	178	66	244	12	187	86
Other consumer	2	—	2	—	2	—
Total consumer portfolio	180	66	246	12	189	86
Total	$373	$309	$682	$55	$423	$415

	December 31, 2018
	Recorded Investment				Unpaid Principal Balance
(Dollars in millions)	With an Allowance	Without an Allowance	Total	Allowance for Impaired Loans	With an Allowance	Without an Allowance
Commercial and industrial	$299	$22	$321	$61	$372	$39
Commercial mortgage	25	41	66	1	25	41
Construction	—	63	63	—	—	63
Total commercial portfolio	324	126	450	62	397	143
Residential mortgage and home equity	196	83	279	13	205	106
Other consumer	1	—	1	—	1	—
Total consumer portfolio	197	83	280	13	206	106
Total	$521	$209	$730	$75	$603	$249

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized for impaired loans during 2019, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	For the Years Ended December 31,
	2019		2018		2017
(Dollars in millions)	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
Commercial and industrial	$399	$11	$309	$12	$463	$18
Commercial mortgage	119	16	60	27	58	41
Construction	62	10	95	8	45	5
Total commercial portfolio	580	37	464	47	566	64
Residential mortgage and home equity	262	16	298	17	355	20
Other consumer	2	—	1	—	1	—
Total consumer portfolio	264	16	299	17	356	20
Total	$844	$53	$763	$64	$922	$84

Loans Held for Sale
The following table presents loan transfers from held for investment to held for sale and proceeds from sales of loans during 2019, 2018 and 2017 for the commercial and consumer loans portfolio segments.

	Years Ended December 31,
	2019		2018		2017
(Dollars in millions)	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale	Transfer of loans from held for investment to held for sale, net	Proceeds from sale
Commercial portfolio	$723	$952	$47	$638	$780	$926
Consumer portfolio	(5)	—	(3)	—	(4)	—
Total	$718	$952	$44	$638	$776	$926

Loan Concentrations
The Company's most significant concentrations of credit risk within its loan portfolio include residential mortgage loans, commercial real estate loans, and commercial and industrial loans made to the financial and insurance industry, power and utilities industry, manufacturing industry, and business services industry. At December 31, 2019, the Company had $36 billion in residential mortgage loans, substantially all of which were made to borrowers in California. The Company had $18 billion in loans made to the commercial real estate industry and an additional $5 billion in unfunded commitments. At December 31, 2019, the Company had $8 billion in loans made to the financial and insurance industry and an additional $9 billion in unfunded commitments. At December 31, 2019, the Company had $3 billion in loans made to the power and utilities industry and an additional $5 billion in unfunded commitments. At December 31, 2019, the Company had $4 billion in loans made to the manufacturing industry and an additional $3 billion in unfunded commitments. At December 31, 2019, the Company had $3 billion in loans made to the business services industry and an additional $2 billion in unfunded commitments.

Note 4—Other Assets
Other Assets
The following table shows the balances of other assets as of December 31, 2019 and 2018.

(Dollars in millions)	December 31, 2019	December 31, 2018
Other investments	$3,033	$3,250
Premises and equipment, net	656	635
Software	527	445
Intangible assets	531	444
OREO	1	1
Other	5,452	4,845
Total other assets	$10,200	$9,620

Note 5—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2019 are shown in the table below. There were no changes in the carrying amount of goodwill during 2018.

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUFG Fund Services	Total
Goodwill, December 31, 2018	$2,134	$840	$251	$76	$3,301
Goodwill acquired during the year	59	18	—	—	77
Impairment losses	(1,423)	(191)	—	—	(1,614)
Goodwill, December 31, 2019	$770	$667	$251	$76	$1,764

Goodwill	2,193	858	251	76	3,378
Accumulated impairment losses	(1,423)	(191)	—	—	(1,614)
Balance at December 31, 2019	$770	$667	$251	$76	$1,764

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

The Company estimated the fair value of its reporting units using a combination of the income and the market approaches. The income approach estimates the fair value of the reporting units by discounting management’s projections of each reporting unit’s cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, using a discount rate derived from the Capital

Note 5—Goodwill and Other Intangible Assets (Continued)

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

Upon completing the quantitative impairment test, the Company recorded an impairment charge of $1.6 billion in the third quarter of 2019, which represented the entire amount of goodwill allocated to the Consumer Banking reporting unit and a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. reporting unit, which had $667 million allocated goodwill remaining after the impairment.
Intangible Assets
The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$565	$(543)	$22	$565	$(537)	$28
Trade names	115	(35)	80	111	(32)	79
Customer relationships	238	(79)	159	238	(63)	175
Other(1)	13	(13)	—	18	(15)	3
Total intangible assets with a definite useful life	$931	$(670)	$261	$932	$(647)	$285

(1)	December 31, 2019 and December 31, 2018 exclude $270 million and $159 million, respectively, of mortgage servicing rights accounted for at fair value.
Total amortization expense for 2019, 2018 and 2017 was $34 million, $26 million and $30 million, respectively.
Estimated future amortization expense at December 31, 2019 is as follows:

(Dollars in millions)	Core Deposit Intangibles	Trade Name	Customer Relationships	Total Identifiable Intangible Assets
Years ending December 31, :
2020	$5	$4	$16	$25
2021	4	3	15	22
2022	4	3	15	22
2023	2	3	14	19
2024	2	3	14	19
Thereafter	5	64	85	154
Total estimated amortization expense	$22	$80	$159	$261

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at December 31, 2019 and 2018.

	December 31, 2019
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$96	$96	$36	$36
Leasing investments	—	349	117	466	9	9
Total consolidated VIEs	$—	$349	$213	$562	$45	$45

	December 31, 2018
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$43	$43	$—	$—
Leasing investments	—	570	122	692	17	17
Total consolidated VIEs	$—	$570	$165	$735	$17	$17

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
Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at December 31, 2019 and 2018. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During 2019, 2018, and 2017, the Company had noncash increases in unfunded commitments on LIHC investments of $43 million, $87 million and $55 million, respectively, included within other liabilities.

Note 6—Variable Interest Entities (Continued)

	December 31, 2019
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$27	$219	$872	$1,118	$148	$148	$1,118
Renewable energy investments	—	—	—	1,256	1,256	—	—	1,276
Other investments	—	—	13	69	82	4	4	163
Total unconsolidated VIEs	$—	$27	$232	$2,197	$2,456	$152	$152	$2,557

	December 31, 2018
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$28	$198	$976	$1,202	$165	$165	$1,202
Renewable energy investments	26	—	19	1,401	1,446	14	14	1,467
Other investments	—	—	—	35	35	—	—	79
Total unconsolidated VIEs	$26	$28	$217	$2,412	$2,683	$179	$179	$2,748
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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017:

	For the Years Ended December 31,
	2019	2018	2017
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$6	$7	$13
Amortization of LIHC investments included in income tax expense	130	136	185
Tax credits and other tax benefits from LIHC investments included in income tax expense	178	180	193

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

Note 7—Deposits
The aggregate amount of time deposits that meet or exceed the FDIC insurance limit was $7.5 billion and $4.2 billion at December 31, 2019 and 2018, respectively.
At December 31, 2019, the Company had $15.7 billion in interest bearing time deposits. Maturity information for all interest bearing time deposits is summarized below.

(Dollars in millions)	December 31, 2019
Due in one year or less	$14,029
Due after one year through two years	1,119
Due after two years through three years	356
Due after three years through four years	70
Due after four years through five years	77
Due after five years	—
Total	$15,651

Note 8—Securities Financing Arrangements
The Company enters into repurchase agreements and securities lending agreements to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Under these agreements and transactions, the Company either receives or provides collateral in the form of securities. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. In certain cases the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty. For additional information related to securities pledged and received as collateral, see Note 2 to these Consolidated Financial Statements.

The following table presents the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of December 31, 2019 and December 31, 2018.

	December 31, 2019					December 31, 2018
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase
U.S. Treasury and government agencies	$12,219	$2,237	$385	$102	$14,943	$9,680	$2,945	$3,046	$335	$16,006
Mortgage-backed:
U.S. agencies	5,322	1,582	7,126	—	14,030	9,803	1,640	7,569	—	19,012
Corporate debt	688	24	1,161	—	1,873	682	130	1,227	—	2,039
Other debt	327	—	533	—	860	115	245	519	—	879
Equity	1,400	349	456	—	2,205	387	220	255	—	862
Total	$19,956	$4,192	$9,661	$102	$33,911	$20,667	$5,180	$12,616	$335	$38,798
Securities loaned:
Corporate bonds	2	—	—	—	2	1	—	—	—	1
Equity	257	236	—	—	493	92	—	—	—	92
Total	$259	$236	$—	$—	$495	$93	$—	$—	$—	$93

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

The following tables present the offsetting of financial assets and liabilities as of December 31, 2019 and December 31, 2018.

	December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,233	$264	$969	$26	$—	$943
Securities borrowed or purchased under resale agreements	29,483	5,540	23,943	23,844	—	99
Total	$30,716	$5,804	$24,912	$23,870	$—	$1,042
Financial Liabilities:
Derivative liabilities	$523	$306	$217	$129	$1	$87
Securities loaned or sold under repurchase agreements	34,406	5,540	28,866	27,957	—	909
Total	$34,929	$5,846	$29,083	$28,086	$1	$996

	December 31, 2018
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$871	$354	$517	$14	$—	$503
Securities borrowed or purchased under resale agreements	33,974	11,606	22,368	22,291	—	77
Total	$34,845	$11,960	$22,885	$22,305	$—	$580
Financial Liabilities:
Derivative liabilities	$804	$322	$482	$69	$—	$413
Securities loaned or sold under repurchase agreements	38,891	11,606	27,285	26,434	—	851
Total	$39,695	$11,928	$27,767	$26,503	$—	$1,264

Note 9—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2019	December 31, 2018
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 1.98% and 2.39% at December 31, 2019 and December 31, 2018, respectively	$58	$382
Federal Home Loan Bank advances, with a weighted average interest rate of 1.86% and 2.52% at December 31, 2019 and December 31, 2018, respectively	6,100	7,800
Total debt issued by MUB	6,158	8,182
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 2.27% and 3.01% at December 31, 2019 and December 31, 2018, respectively	69	145
Short-term debt due to affiliates, with weighted average interest rates of (-0.10)% and (-0.07)% at December 31, 2019 and December 31, 2018, respectively	257	936
Total debt issued by other MUAH subsidiaries	326	1,081
Total commercial paper and other short-term borrowings	$6,484	$9,263
At December 31, 2019, Federal Home Loan Bank advances had a weighted average maturity of 160 days. The commercial paper outstanding had a weighted average remaining maturity of 45 days. The short-term debt due to MUFG Bank, Ltd. had a weighted average remaining maturity of 55 days and the short-term debt due to affiliates had a weighted average remaining maturity of 141 days.
Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD $1.5 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or U.S. Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At December 31, 2019, MUSA had JPY 28 billion (USD $257 million equivalent) drawn under this facility.

Note 10—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	December 31, 2019	December 31, 2018
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$399	$398
Fixed rate 3.00% notes due February 2025	397	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2021. This note, which bore interest at 0.81% above 3-month LIBOR, had a rate of 3.58% at December 31, 2018	—	1,625
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 3.03% at December 31, 2019 and 3.67% at December 31, 2018	3,250	3,250
Floating rate debt due December 2022. This note, which bears interest at 0.97% above 3-month LIBOR, had a rate of 3.07% at December 31, 2019	125	—
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 3.12% at December 31, 2019 and 3.76% at December 31, 2018	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.94% above 3-month LIBOR, had a rate of 2.82% at December 31, 2019	1,765	—
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at December 31, 2019 and December 31, 2018	24	24
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 3.59% at December 31, 2019 and 4.49% at December 31, 2018	37	36
Total debt issued by MUAH	7,622	7,355
Debt issued by MUB
Senior debt:
Fixed rate 2.10% notes due December 2022.	698	—
Floating rate debt due December 2022. These notes which bear interest at 0.71% above the Secured Overnight Financing Rate had a rate of 2.26% at December 31, 2019	300	—
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 2.49% at December 31, 2019	300	—
Variable rate FHLB of San Francisco advances due November 2020. These notes bear a combined weighted average rate of 1.90% at December 31, 2019	1,100	—
Fixed rate 2.25% notes due May 2019	—	498
Fixed rate 3.15% notes due April 2022	998	—
Fixed rate FHLB of San Francisco advances due between February 2020 and December 2023. These notes bear a combined weighted average rate of 2.95% at December 31, 2019 and 2.66% at December 31, 2018	5,500	9,100
Other	13	34
Total debt issued by MUB	8,909	9,632
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 1.94% at December 31, 2019 and 2.80% at December 31, 2018	250	250
Various fixed rate borrowings due between January 2020 and June 2023 with a weighted average interest rate of 2.22% (between1.68% and 2.44%) at December 31, 2019 and 1.82% (between 0.14% and 2.44%) at December 31, 2018	137	244
Subordinated debt due to Affiliate:
Floating rate borrowings due March 2019. These notes, which bore interest above 6-month LIBOR had an interest rate of 4.13% at December 31, 2018	—	75
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 2.17% at December 31, 2019 and 4.09% (between 2.75% and 4.17%) at December 31, 2018	3	53
Fixed rate non-recourse borrowings due between March 2020 and July 2023 which had an interest rate of 3.07% (between 1.96% and 3.72%) at December 31, 2019 and 3.05% at December 31, 2018	166	187
Other non-recourse debt:
Various floating rate non-recourse borrowings due December 2023. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 3.93% at December 31, 2019 and 4.21% (between 4.17% and 4.48%) at December 31, 2018	13	89
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at December 31, 2019 and December 31, 2018	29	33
Total debt issued by other MUAH subsidiaries	598	931
Total long-term debt	$17,129	$17,918

Note 10—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at December 31, 2019 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2020	$—	$2,627	$212	$2,839
2021	—	1,925	179	2,104
2022	3,774	2,794	41	6,609
2023	3,414	1,550	137	5,101
Thereafter	434	13	29	476
Total long-term debt	$7,622	$8,909	$598	$17,129
Senior Debt
Certain of the debt issuances are repayable prior to maturity at the Company’s option at a redemption price equal to 100% of par plus accrued interest, plus a make-whole premium. MUAH senior debt was issued under a shelf registration statement with the SEC, which expired as of January 29, 2018.
In December 2019, MUB issued $300 million of floating rate senior bank notes and $700 million of 2.10% senior bank notes. In March 2019, MUB issued $300 million of floating rate senior bank notes and $1.0 billion of 3.15% senior bank notes. These notes were issued as part of MUB's $12 billion bank note program under which MUB may issue, from time to time, senior and subordinated unsecured debt obligations. At December 31, 2019, there was $3.6 billion available for issuance under the program. MUB does not have any firm commitments in place to sell notes under this program.
MUAH Senior Debt due to MUFG Bank, Ltd.

In December 2018, MUAH entered into a Master Internal Total Loss Absorbing Capacity Loan Agreement with MUFG Bank, Ltd., under which MUAH initially borrowed an aggregate of $6.5 billion to comply with the Federal Reserve’s TLAC rule (12 CFR Section 252.165). MUAH may prepay the notes, in whole or in part, two years prior to the stated maturities. The outstanding principal of the notes can be declared due and payable immediately, together with any accrued and unpaid interest, in the event of liquidation, insolvency or similar proceeding with respect to MUAH or all or substantially all of its property. As the TLAC long-term debt is repaid and refinanced from time to time, it is expected that such debt will be replaced by new TLAC long-term debt of similar terms. Under certain circumstances, the Federal Reserve may issue a conversion order pursuant to the TLAC rule (12 CFR Section 252.163) that would result in the conversion of any then-outstanding note, in whole or in part, to MUAH equity issued to MUFG Bank, Ltd.

Senior Debt due to MUFG Bank, Ltd. by other MUAH subsidiaries

MUAH’s subsidiaries also borrow on a long-term basis from MUFG Bank, Ltd. At December 31, 2019, $250 million of senior debt issued to MUFG Bank, Ltd. was floating rate and linked to customer deposits maintained at MUFG Bank, Ltd.’s New York Branch. An additional $137 million was fixed rate, amortizing funding tied to specific assets owned by MUAH’s subsidiaries.

FHLB Senior Debt
The Bank borrows periodically from the FHLB on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. As of December 31, 2019 and December 31, 2018, the Bank had $45.3 billion and $44.3 billion of pledged loans, respectively, as collateral for short-term and medium-term advances from the FHLB and the Federal Reserve Bank.
Subordinated Debt due to Affiliate

MUSA maintains subordinated funding provided by an affiliate. This subordinated debt is a junior obligation to MUSA’s existing and future outstanding senior indebtedness.

Note 10—Long-Term Debt (Continued)

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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018, by major category and by valuation hierarchy level.

	December 31, 2019					December 31, 2018
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$2,393	$—	$—	$2,393	$—	$3,071	$—	$—	$3,071
Mortgage-backed:
U.S. agencies	—	5,376	—	—	5,376	—	5,785	—	—	5,785
Corporate debt	—	1,212	—	—	1,212	—	1,367	—	—	1,367
Other debt	—	306	—	—	306	—	360	—	—	360
Equity	127	—	—	—	127	127	—	—	—	127
Derivative contracts	16	1,195	8	(256)	963	19	806	13	(335)	503
Total trading account assets	143	10,482	8	(256)	10,377	146	11,389	13	(335)	11,213
Securities available for sale:
U.S. Treasury and government agencies	—	5,438	—	—	5,438	—	3,429	—	—	3,429
Mortgage-backed:
U.S. agencies	—	5,468	—	—	5,468	—	8,007	—	—	8,007
Residential - non-agency	—	762	—	—	762	—	864	—	—	864
Commercial - non-agency	—	3,471	18	—	3,489	—	1,180	—	—	1,180
Collateralized loan obligations	—	1,491	—	—	1,491	—	1,474	—	—	1,474
Direct bank purchase bonds	—	—	936	—	936	—	—	1,190	—	1,190
Other	—	28	177	—	205	—	29	141	—	170
Total securities available for sale	—	16,658	1,131	—	17,789	—	14,983	1,331	—	16,314
Other assets:
Mortgage servicing rights	—	—	270	—	270	—	—	159	—	159
Loans held for sale	—	—	42	—	42	—	—	117	—	117
Derivative contracts	—	10	4	(8)	6	—	32	1	(19)	14
Equity securities	10	—	—	—	10	9	—	—	—	9
Total other assets	10	10	316	(8)	328	9	32	277	(19)	299
Total assets	$153	$27,150	$1,455	$(264)	$28,494	$155	$26,404	$1,621	$(354)	$27,826
Percentage of total	1%	95%	5%	(1)%	100%	—%	95%	6%	(1)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$2,299	$—	$—	$2,299	$—	$2,753	$—	$—	$2,753
Corporate debt	—	646	—	—	646	—	717	—	—	717
Other debt	—	4	—	—	4	—	10	—	—	10
Equity	105	—	—	—	105	70	—	—	—	70
Derivatives contracts	11	499	8	(306)	212	55	731	13	(322)	477
Total trading account liabilities	116	3,448	8	(306)	3,266	125	4,211	13	(322)	4,027
Other liabilities:
FDIC clawback liability	—	—	121	—	121	—	—	116	—	116
Derivatives contracts	—	2	3	—	5	—	3	2	—	5
Total other liabilities	—	2	124	—	126	—	3	118	—	121
Total liabilities	$116	$3,450	$132	$(306)	$3,392	$125	$4,214	$131	$(322)	$4,148
Percentage of total	3%	102%	4%	(9)%	100%	3%	102%	3%	(8)%	100%
Percentage of total Company liabilities	—%	2%	—%	—%	2%	—%	3%	—%	—%	3%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019 and 2018. Level 3 securities available for sale at December 31, 2019 and 2018 largely consist of direct bank purchase bonds.

	For the Year Ended
	December 31, 2019					December 31, 2018
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$13	$1,331	$277	$(13)	$(118)	$139	$1,600	$65	$(138)	$(119)
Total gains (losses) - (realized/unrealized):
Included in income before taxes	4	—	(88)	(4)	(6)	(10)	—	(8)	9	1
Included in other comprehensive income	—	31	—	—	—	—	(9)	—	—	—
Purchases/additions	—	57	396	—	—	—	126	220	—	—
Sales	—	—	(269)	—	—	—	—	—	—	—
Settlements	(9)	(288)	—	9	—	(116)	(386)	—	116	—
Asset (liability) balance, end of period	$8	$1,131	$316	$(8)	$(124)	$13	$1,331	$277	$(13)	$(118)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$4	$—	$(103)	$(4)	$(6)	$(10)	$—	$(8)	$9	$1
The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2019.

	December 31, 2019
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$936	Return on equity	Market-required return on capital	8.0 - 10.0%	9.4%
			Probability of default	0.0 - 25.0%	0.3%
			Loss severity	10.0 - 45.0%	20.0%
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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2019 and 2018 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2019				For the Year Ended December 31, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$64	$—	$—	$64	$(20)
Goodwill (1)	1,764	—	—	1,764	(1,614)
Other assets	301	—	—	301	(36)
Total	$2,129	$—	$—	$2,129	$(1,670)

(1)	For further information, see Note 5 to these Consolidated Financial Statements.

	December 31, 2018				For the Year Ended December 31, 2018
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$151	$—	$—	$151	$(106)
Other assets	139	—	—	139	(45)
Total	$290	$—	$—	$290	$(151)

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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

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
Off-Balance Sheet Instruments:    Commitments to extend credit and issued standby and commercial letters of credit are instruments that generate ongoing fees, which are recognized over the term of the commitment period. The carrying amount of these instruments was the amount of deferred fees and the fair value was estimated using a discounted cash flow calculation and reflected the portion of unused commitments expected to become funded. The Company maintains an allowance for losses on unfunded credit commitments.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level as of December 31, 2019 and 2018.

	December 31, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,641	$9,641	$9,641	$—	$—
Securities borrowed or purchased under resale agreements	23,943	23,946	—	23,946	—
Securities held to maturity	9,421	9,508	—	9,508	—
Loans held for investment (1)	86,687	87,506	—	—	87,506
Other assets	54	54	54	—	—
Liabilities
Time deposits	$15,651	$15,691	$—	$15,691	$—
Securities loaned or sold under repurchase agreements	28,866	28,866	—	28,866	—
Commercial paper and other short-term borrowings	6,484	6,484	—	6,484	—
Long-term debt	17,129	17,344	—	17,344	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$87	$280	$—	$—	$280

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2018
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$8,350	$8,350	$8,350	$—	$—
Securities borrowed or purchased under resale agreements	22,368	22,368	—	22,368	—
Securities held to maturity	10,901	10,720	—	10,720	—
Loans held for investment (1)	84,805	84,729	—	—	84,729
Other assets	48	48	48	—	—
Liabilities
Time deposits	$11,739	$11,714	$—	$11,714	$—
Securities loaned or sold under repurchase agreements	27,285	27,285	—	27,285	—
Commercial paper and other short-term borrowings	9,263	9,263	—	9,263	—
Long-term debt	17,918	17,961	—	17,961	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$120	$242	$—	$—	$242

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments at December 31, 2019 and December 31, 2018. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2019			December 31, 2018
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$13,319	$—	$—	$674	$6	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	214,805	981	446	189,478	531	600
Commodity contracts	9	—	—	336	25	18
Foreign exchange contracts	11,219	230	64	8,475	260	168
Equity contracts	72	8	8	300	22	13
Other contracts	72	—	—	127	—	—
Total Trading	226,177	1,219	518	198,716	838	799
Other risk management	1,948	14	5	1,704	27	5
Total derivative instruments	$241,444	$1,233	$523	$201,094	$871	$804
We recognized net gains of $2 million and net losses of $4 million and $17 million on other risk management derivatives for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in other noninterest income.
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

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

Cash Flow Hedges
From time to time, the Company uses interest rate derivatives to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed loans, and to a lesser extent, to hedge interest rate risk on rollover debt.
The Company used interest rate derivatives with an aggregate notional amount of $13.3 billion at December 31, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $69 million at December 31, 2019 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At December 31, 2019, the weighted average remaining life of the active cash flow hedges was 3.1 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At December 31, 2019, the Company expects to reclassify approximately $67 million of losses from AOCI as a reduction to net interest income during the twelve months ending December 31, 2020. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to December 31, 2019.
The following table presents the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the years ended December 31, 2019, 2018 and 2017:

	Gains (Losses) Recognized in OCI				Gains (Losses) Reclassified from AOCI into Income				Gains (Losses) Recognized in Income (Ineffective Portion)
	For the Year Ended December 31,				For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in millions)	2019	2018	2017	Location	2019	2018	2017	Location	2018	2017
Derivatives in cash flow hedging relationships
				Interest income	$(91)	$(34)	$69
Interest rate contracts	$51	$(96)	$(35)	Interest expense	—	—	—	Noninterest expense	$(1)	$3
Total	$51	$(96)	$(35)		$(91)	$(34)	$69		$(1)	$3

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
The following tables present gains (losses) on the Company's fair value hedges and hedged item for the years ended December 31, 2018 and 2017. The Company did not have any fair value hedges during 2019.

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the years ended December 31, 2019, 2018 and 2017:

	Gains (Losses) Recognized in Income on Trading Derivatives
	For the Years Ended
(Dollars in millions)	December 31, 2019	December 31, 2018	December 31, 2017
Trading derivatives
Interest rate contracts	$(93)	$95	$(49)
Equity contracts	6	36	12
Foreign exchange contracts	51	44	43
Commodity contracts	—	—	1
Total	$(36)	$175	$7
Offsetting Financial Assets and Liabilities
The Company primarily enters into derivative contracts with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Credit Support Annex Agreements. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, refer to Note 8 "Securities Financing Arrangements" to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$51	$(13)	$38
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	91	(24)	67
Net change	142	(37)	105
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	385	(101)	284
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(39)	10	(29)
Amortization of net unrealized (gains) losses on held to maturity securities	33	(8)	25
Net change	379	(99)	280
Foreign currency translation adjustment	—	—	—
Pension and other benefits:
Amortization of prior service credit(1)	(40)	11	(29)
Recognized net actuarial (gain) loss(1)	74	(20)	54
Pension and other benefits arising during the year	70	(19)	51
Net change	104	(28)	76
Other	1	—	1
Net change in AOCI	$626	$(164)	$462

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2018
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(96)	$25	$(71)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	34	(9)	25
Net change	(62)	16	(46)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(210)	55	(155)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(8)	2	(6)
Amortization of net unrealized (gains) losses on held to maturity securities	28	(7)	21
Net change	(190)	50	(140)
Foreign currency translation adjustment	(3)	1	(2)
Pension and other benefits:
Amortization of prior service credit (1)	(41)	11	(30)
Recognized net actuarial (gain) loss(1)	96	(25)	71
Pension and other benefits arising during the year	(231)	60	(171)
Net change	(176)	46	(130)
Other	$(1)	$—	$(1)
Net change in AOCI	$(432)	$113	$(319)

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2017
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(35)	$13	$(22)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(69)	25	(44)
Net change	(104)	38	(66)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	24	(9)	15
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(17)	7	(10)
Less: accretion of fair value adjustment on securities available for sale	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	19	(7)	12
Net change	25	(9)	16
Foreign currency translation adjustment	11	(4)	7
Pension and other benefits:
Amortization of prior service credit(1)	(48)	19	(29)
Recognized net actuarial (gain) loss(1)	91	(36)	55
Pension and other benefits arising during the year	116	(47)	69
Net change	159	(64)	95
Net change in AOCI	$91	$(39)	$52

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 15 to these Consolidated Financial Statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

For the Year Ended December 31, 2018 and 2019
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2016	$(77)	$(208)	$(22)	$(589)	$—	$(896)
Other comprehensive income (loss) before reclassifications	(22)	15	7	69	—	69
Amounts reclassified from AOCI	(44)	1	—	26	—	(17)
Subtotal before TCJA reclass	(143)	(192)	(15)	(494)	—	(844)
TCJA reclass	(31)	(41)	(4)	(106)	—	(182)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(71)	(155)	(2)	(171)	(1)	(400)
Amounts reclassified from AOCI	25	15	—	41	—	81
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	38	284	—	51	1	374
Amounts reclassified from AOCI	67	(4)	—	25	—	88
Balance, December 31, 2019	$(115)	$(93)	$—	$(654)	$—	$(862)

(1)
Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd. during the first quarter of 2018.

Note 14—Management Stock Plans
The Company adopted the MUAH Plan on June 8, 2015. Under the MUAH Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Human Capital Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the MUAH Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the MUAH Plan since all shares are purchased in the open market. These awards generally vest pro-rata on each anniversary of the grant date and become fully vested three years from the grant date, provided that the employee has completed the specified continuous service requirement. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions. The Company also issues a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. The weighted-average service period for grants issued under the MUAH Plan with outstanding restricted stock units as of December 31, 2019 was 3 years.

Participants in the MUAH Plan are entitled to “dividend equivalent credits” on their unvested restricted stock units when MUFG pays dividends to its shareholders. The credit is equal to the dividends that the participants would have received on the shares had the shares been issued to the participants when the restricted stock units were granted. "Dividend equivalent credits" arising from grants under the MUAH Plan are paid to participants in shares on each vesting date for the underlying restricted stock units.

Note 14—Management Stock Plans (Continued)

The following table is a rollforward of the restricted stock units under the MUAH Plan for the year ended December 31, 2019:

	Restricted Stock Units
	2019
	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding, beginning of year	28,443,070	$5.86
Activity during the year:
Granted	25,591,407	4.67
Vested	(15,013,517)	5.63
Forfeited	(1,367,274)	5.41
Units outstanding, end of year	37,653,686	5.16

The weighted-average grant date fair value of restricted stock units granted during 2018 and 2017 was 5.89 and 6.53, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2019, 2018, and 2017 was $70 million, $78 million, and $75 million, respectively.

The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Compensation costs	$89	$77	$66
Tax benefit	23	20	26
Unrecognized compensation costs	129	110	111

At December 31, 2019, approximately $129 million (pretax) of compensation expense related to unvested grants had not yet been charged to net income. Unrecognized compensation costs as of December 31, 2019 are expected to be amortized into compensation expense over a weighted-average period of 1.4 years.

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
The Company's funding policy is to make contributions between the minimum required and the maximum deductible amount as allowed by the Internal Revenue Code. Contributions are intended to provide not only benefits attributed to services to date, but also benefits expected to be earned in the future.
Other Postretirement Benefits
The Company maintains the MUFG Union Bank, N.A. Retiree Health Reimbursement Plan (the HRA Plan), the MUFG Union Bank, N.A. Health Benefit Plan (the Health Plan), and the MUFG Union Bank, N.A. Employee Insurance Plan (the Insurance Plan). Under the HRA Plan, eligible post-65 retirees and dependents receive Company-provided financial support to purchase individual health coverage through annual allocations to a Health Reimbursement Account (HRA). Such annual allocations are designed to keep pace with medical inflation. The Health Plan provides certain healthcare benefits for eligible pre-65 retired employees and dependents; costs are shared between the Company and the retiree at a level of approximately 25% to 50%, depending on the retiree's age and length of service with the Company. The Insurance Plan provides life insurance benefits for those eligible employees who retired prior to January 1, 2001 and is noncontributory. Together, the HRA Plan, the Health Plan, and the Insurance Plan are presented as "Other Benefits Plan." The accounting for the Other Benefits Plan anticipates future cost-sharing changes described above that are consistent with the Company's intent. Assets set aside to cover such obligations are primarily invested in mutual funds and insurance contracts. In April 2014, the Health Benefit Plan was amended to discontinue the availability of retiree health benefits for the majority of employees.
The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2019 and 2018.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Change in Plan Assets:
Fair value of plan assets, beginning of year	$3,529	$3,854	$255	$288
Actual return on plan assets	754	(196)	52	(18)
Employer contributions	—	—	—	—
Plan participants' contributions	—	—	4	4
Benefits paid	(143)	(129)	(20)	(19)
Fair value of plan assets, end of year	$4,140	$3,529	$291	$255
The investment objective for the Company's Pension Plan and Other Benefits Plan, collectively the Plans, is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The Pension Plan asset allocation strategy favors equities, with a target allocation of 53% in equity securities, 35% in debt securities, and 12% in real estate investments as of December 31, 2019. Similarly, the Other Benefits Plan asset allocation strategy favors equities with a target allocation of 70% in equity securities and 30% in debt securities. Additionally, the Other Benefits Plan holds an investment in an insurance contract with Talcott Resolution Life Insurance

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

Company, the cash value of which is invested in alignment with the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability. If market fluctuations cause an asset class to fall outside of its strategic asset allocation range, the portfolio is subject to re-balancing as appropriate. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indexes and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.
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

	December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$9	$2	$—	$11
Collective investment funds	—	1,089	—	1,089
U.S. government securities	—	419	—	419
Fixed and variable income securities	—	882	—	882
Equity securities	246	6	—	252
Mutual funds	746	—	—	746
Municipal bonds	—	38	—	38
Other	(4)	17	—	13
Total investments in the fair value hierarchy	$997	$2,453	$—	$3,450
Investments measured at net asset value (1)				680
Investments at fair value				4,130
Accrued dividends and interest receivable				10
Net pending trades				—
Total plan assets				$4,140

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

	December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$—	$—	$—	$—
Collective investment funds	—	103	—	103
U.S. government securities	—	45	—	45
Fixed and variable income securities	—	27	—	27
Equity securities	—	—	—	—
Mutual funds	65	—	—	65
Pooled separate account	—	53	—	53
Total investments in the fair value hierarchy	$65	$228	$—	$293
Investments measured at net asset value (1)				—
Investments at fair value				293
Net pending trades				(2)
Total plan assets				$291

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

The following tables as of December 31, 2019 and 2018 present the Company's Pension Plan and Other Benefits Plan investments in which fair value is measured using net asset value per share (or its equivalent) as a practical expedient.

	December 31, 2019
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Real estate funds	$480	$2	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	5	—	None	Hold until dissolution date	None
International equity funds	195	—	Monthly	None	15 days
Total	$680	$2

	December 31, 2018
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Domestic equity funds	$789	$—	Daily	None	None
Real estate funds	415	—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	7	3	None	Hold until dissolution date	None
International equity funds	159	—	Monthly	None	15 days
Money market funds	50	—	Immediate	None	None
Total	$1,420	$3

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2018
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Domestic equity funds	$87	$—	Daily	None	None
Pooled separate account - variable life insurance policies	46	—	Quarterly	Proof of death for death claim redemptions	7 business days
Money market funds	1	—	Immediate	None	None
Total	$134	$—
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

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

Mutual Funds
Mutual funds invest in equity securities that may be benchmarked to the performance of market indexes including the MSCI EAFE® or MSCI All Country World ex US. These funds are valued using NAV at the end of the period and are classified as Level 1 based on unadjusted prices for identical instruments in active markets.
Collective Investment Funds and Pooled Separate Account
The pooled separate account refers to private placement, variable life insurance policies with Talcott Resolution Life Insurance Company, a successor to Hartford Life Insurance Company. The cash value of the life insurance is invested in four managed divisions that seek to track the S&P 500, NT Russell 2000, MSCI EAFE® and Bloomberg Barclays U.S. Aggregate Bond indexes.
Based on guidance contained in ASU No. 2018-09, Codification Improvements, these investments are reported within the fair value hierarchy as Level 2. Previously, they were reported in accordance with ASU No. 2015-07 and included in the tables showing Plan investments measured using NAV per share (or its equivalent) as a practical expedient. Collective investment funds and the pooled separate account managed divisions are redeemable at NAV, which is determined daily and is the readily determinable fair value. The price per share is quoted on a private market based on the value of the underlying investments. The amount of pension and other postretirement plan investments impacted by the change in reporting was $1.2 billion and $973 million as of December 31, 2019 and 2018, respectively.
The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2019 and 2018. In addition, the table sets forth the over (under) funded status at December 31, 2019 and 2018. This pension benefits table does not include the obligations for Executive Supplemental Benefit Plans (ESBPs).

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2019	2018	2019	2018
Accumulated benefit obligation	$3,521	$3,038
Change in benefit obligation
Benefit obligation, beginning of year	$3,047	$3,242	$242	$265
Service cost	76	80	3	4
Interest cost	117	100	9	8
Plan participants' contributions	—	—	4	4
Actuarial loss/(gain)	439	(246)	14	(21)
Effect of plan amendments	—	—	—	—
Medicare Part D subsidy	—	—	—	1
Benefits paid	(143)	(129)	(21)	(19)
Benefit obligation, end of year	3,536	3,047	251	242
Fair value of plan assets, end of year	4,140	3,529	291	255
Over (Under) funded status	$604	$482	$40	$13
The Pension Plan obligation experienced a net loss of $439 million and a net gain of $246 million during 2019 and 2018, respectively, primarily due to changes in the discount rate. The discount rate increased from 3.48% at December 31, 2017 to 4.12% at December 31, 2018 and decreased to 3.08% at December 31, 2019.  The Other Benefits Plan obligation experienced a net loss of $14 million and a net gain of $21 million during 2019 and 2018, respectively, primarily due to changes in the discount rate. The discount rate increased from 3.37% at December 31, 2017 to 4.01% at December 31, 2018 and decreased to 2.93% at December 31, 2019.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following table illustrates the changes that were reflected in AOCI during 2019, 2018 and 2017. Pension benefits do not include the ESBPs.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Prior Service Credit	Net Actuarial (Gain) Loss	Prior Service Credit
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2016	$1,085	$(179)	$78	$(50)
Arising during the year	(101)	—	(19)	—
Recognized in net income during the year	(79)	27	(8)	21
Balance, December 31, 2017	$905	$(152)	$51	$(29)
Arising during the year	218	—	18	—
Recognized in net income during the year	(87)	26	(5)	15
Balance, December 31, 2018	$1,036	$(126)	$64	$(14)
Arising during the year	(59)	—	(22)	—
Recognized in net income during the year	(61)	26	(9)	14
Balance, December 31, 2019	$916	$(100)	$33	$—
At December 31, 2019 and 2018, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2019
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$916	$241	$675	$33	$9	$24
Prior service credit	(100)	(26)	(74)	—	—	—
Pension and other postretirement benefits	816	215	601	33	9	24
Executive Supplemental Benefits Plans
Net actuarial loss	39	10	29	—	—	—
Prior service credit	—	—	—	—	—	—
Executive supplemental benefits plans adjustment	39	10	29	—	—	—
Pension and other postretirement benefits, as adjusted	$855	$225	$630	$33	$9	$24

	December 31, 2018
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$1,036	$273	$763	$64	$18	$46
Prior service credit	(126)	(33)	(93)	(14)	(4)	(10)
Pension and other postretirement benefits	910	240	670	50	14	36
Executive Supplemental Benefits Plans
Net actuarial loss	32	8	24	—	—	—
Prior service credit	—	—	—	—	—	—
Executive supplemental benefits plans adjustment	32	8	24	—	—	—
Pension and other postretirement benefits, as adjusted	$942	$248	$694	$50	$14	$36

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

Pension Benefits
Our pre-tax net actuarial losses decreased $94 million in 2019 from 2018. At December 31, 2019, the net actuarial loss totaled $816 million, which is net of $100 million in prior service credits. In addition, $264 million, representing the excess of the fair value of plan assets over the market-related value of plan assets, is recognized separately through the asset smoothing method over four years. $792 million of loss is subject to amortization over approximately eight years, and the prior service credits are being amortized until 2022 and 2025. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2020 net periodic pension cost will be $107 million of amortization related to net actuarial losses. We estimate that our total 2020 net periodic pension cost will be a credit of approximately $5 million, assuming no contributions in 2020. The 2020 estimate for net periodic pension cost was actuarially determined using the individual spot rates of 3.16% for service cost and 2.72% for interest cost, an expected return on plan assets of 7.0% and an expected compensation increase assumption of 5.1%.
A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2020 periodic pension cost by $28 million and $19 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2020 periodic pension cost by $2 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2020 periodic pension cost by $31 million and $19 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2020 periodic pension cost by $2 million.
Estimated Future Benefit Payments and Subsidies
The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits
Years ending December 31,
2020	$149	$17
2021	156	17
2022	162	18
2023	169	18
2024	173	17
Years 2024 - 2028	939	72
The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
	2019	2018	2019	2018
Discount rate in determining net periodic benefit cost
For service cost	4.19%	3.26%	4.11%	3.49%
For interest cost	3.90	3.16	3.79	3.02
Discount rate in determining benefit obligations at year end	3.08	4.12	2.93	4.01
Rate of increase in future compensation levels for determining net periodic benefit cost	5.10	4.70	n/a	n/a
Rate of increase in future compensation levels for determining benefit obligations at year end	5.10	5.10	n/a	n/a
Expected return on plan assets	7.00	7.50	7.00	7.50
Cash balance crediting rate for determining net periodic benefit cost	3.02	2.74	n/a	n/a
Cash balance crediting rate for determining benefit obligations at year end	2.39	3.02	n/a	n/a

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits			Other Postretirement Benefits			ESBPs
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$76	$80	$71	$3	$4	$6	$—	$—	$—
Interest cost	117	100	100	9	8	8	3	3	3
Expected return on plan assets	(257)	(268)	(254)	(17)	(21)	(19)	—	—	—
Amortization of prior service credit	(26)	(26)	(27)	(14)	(15)	(21)	—	—	—
Recognized net actuarial loss	61	87	79	9	5	8	4	3	4
Curtailment gain	—	—	—	—	—	—	—	—	—
Total net periodic benefit cost	$(29)	$(27)	$(31)	$(10)	$(19)	$(18)	$7	$6	$7

The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2019	2018	2017
Healthcare cost trend rate assumed for next year	4.14%	4.44%	4.44%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	3.77%	3.94%	3.94%
Year the rate reaches the ultimate trend rate	2027	2027	2026

Executive Supplemental Benefit Plans
The Company has several frozen ESBPs, which provide covered participants with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $94 million and $89 million at December 31, 2019 and 2018, respectively.
Section 401(k) Savings Plans
The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 75% of their eligible compensation on a pre-tax or Roth basis, or up to 10% of their eligible compensation on an after-tax basis, through payroll deductions, to a combined maximum of 75% of eligible compensation, subject to statutory limits. The Company makes a matching contribution equal to 100% of every pre-tax or Roth dollar an employee contributes on the first 3% of the employee's eligible compensation and 50% of every pre-tax or Roth dollar an employee contributes on the next 2% of the employee's eligible compensation, for a maximum matching opportunity of 4%. Company matching contributions are credited to eligible participants' accounts annually following year-end. Matching contributions are fully vested when credited. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $61 million, $59 million and $55 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 16—Other Noninterest Income and Noninterest Expense
The detail of other noninterest income is as follows.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Fund administration fees	$94	$100	$46
Losses on renewable energy investments	(85)	(235)	(58)
Other	204	250	252
Total other noninterest income	$213	$115	$240
The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Fees to affiliates	$94	$115	$105
Net periodic pension cost, excluding service cost	(112)	(124)	(119)
Other	440	418	403
Total other noninterest expense	$422	$409	$389

Note 17—Income Taxes
The following table is an analysis of the effective tax rate:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Federal income tax rate	21%	21%	35%
Net tax effects of:
State income taxes, net of federal income tax benefit	(13)	7	5
Goodwill impairment	(45)	—	—
Tax-exempt interest income	2	(1)	(1)
Losses from LIHC investments	4	(2)	(3)
Amortization of LIHC investments	(20)	12	14
Tax credits	40	(25)	(21)
FDIC insurance premiums	(2)	1	—
Valuation allowance release	1	—	—
Effects of US tax law change	—	(2)	(8)
State tax refunds	—	(5)	—
Other	—	(1)	1
Effective tax rate	(12)%	5%	22%
On December 22, 2017, the Tax Cuts & Jobs Act was signed into law reducing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the corporate income tax rate, the Company revalued its net deferred tax liabilities at December 31, 2017, resulting in a one-time tax benefit of $101 million.

Note 17—Income Taxes (Continued)

The components of income tax expense were as follows:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Current income tax expense:
Federal	$191	$195	$257
State	154	89	21
Foreign	1	10	(4)
Total current expense	346	294	274
Deferred income tax expense (benefit):
Federal	(202)	(173)	(49)
State	(61)	(64)	52
Foreign	(1)	(5)	22
Total deferred expense	(264)	(242)	25
Total income tax expense	$82	$52	$299

The components of the Company's net deferred tax balances as of December 31, 2019 and 2018 were as follows:

	December 31,
(Dollars in millions)	2019	2018
Deferred tax assets:
Tax credits and net operating loss carryforwards	$499	$448
Allowance for credit losses	312	251
Accrued expense, net	143	159
Unrealized losses on pension and postretirement benefits	233	260
Unrealized net losses on securities available for sale	32	132
Fair value adjustments for valuation of FDIC covered assets	40	53
Unrealized gains/losses on cash flow hedges	41	78
Other	30	—
Total deferred tax assets	1,330	1,381
Deferred tax liabilities:
Leasing and renewable energy	515	619
Intangible assets	17	59
Pension liabilities	373	365
Other	—	10
Total deferred tax liabilities	905	1,053
Net deferred tax asset (liability)	$425	$328
At December 31, 2019, the U.S. federal tax credit carryforwards were $458 million, and if not utilized, began to expire in 2035. The Company has $77 million of federal net operating loss carryforwards of which $60 million are subject to separate return loss limitation rules and if not utilized begin to expire in tax year 2032. The Company also has $17 million of acquired net operating losses subject to IRC Section 382 limitation rules for which $13 million were generated post-tax reform and can be carried forward indefinitely and $4 million if not utilized begin to expire in 2036. The company has $50 million of apportioned gross state net operating loss carryforwards ($4 million tax effected net of federal benefit), and if not utilized begin to expire in 2030. The state tax credits carryforward net of federal benefit was $33 million and can be carried forward indefinitely. The Company's AMT Credit carryforward was $13 million which can be carried forward indefinitely and is also subject to rules under separate return limitation years. Additionally, as a result of the Tax Cuts and Jobs Act, the AMT credit carryforward can generally be used to offset regular income tax liability in fiscal years 2019 through 2021. Any remaining amount is generally fully refundable by fiscal year 2022.

Note 17—Income Taxes (Continued)

Deferred tax assets are evaluated for realization based on the existence of sufficient taxable income of the appropriate character. The Company released $5 million of valuation allowance to recognize the deferred tax assets related to the acquisition of First State Investments (US) LLC. Management determined it was more likely than not that such acquired deferred tax assets would be realized. Management has determined that no valuation allowance is required.
The following table reflects the changes in gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Balance, beginning of year	$127	$56	$11
Gross increases as a result of tax positions taken during prior periods	1	72	45
Gross decreases as a result of tax positions taken during prior periods	—	—	—
Gross increases as a result of tax positions taken during current period	—	—	2
Gross decrease as a result of closed audit years or settlements	(2)	(1)	(2)
Balance, end of year	$126	$127	$56
The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $99 million, $98 million and $33 million at December 31, 2019, 2018 and 2017, respectively.
The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2019, we accrued $3 million in interest and $3 million in penalties. It is reasonably possible that certain tax positions will be resolved within the next 12 months, which would decrease the Company's balance of total unrecognized tax benefits by $22 million with 2018 and 2019 filings.
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
Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2019, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10% for the Total risk-based capital ratio and 8.0% for the Tier 1 risk-based capital ratio. Furthermore, management believes, as of December 31, 2019 and 2018, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Note 18—Regulatory Capital Requirements (Continued)

The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company:
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$15,086	14.10%	≥	$7,492	7.000%
Tier 1 capital (to risk-weighted assets)	15,086	14.10	≥	9,097	8.500
Total capital (to risk-weighted assets)	15,769	14.73	≥	11,237	10.500
Tier 1 leverage(2)	15,086	8.88	≥	6,792	4.000
As of December 31, 2018:
Common equity tier 1 capital (to risk-weighted assets)	$14,256	13.96%	≥	$6,508	6.375%
Tier 1 capital (to risk-weighted assets)	14,256	13.96	≥	8,039	7.875
Total capital (to risk-weighted assets)	14,904	14.60	≥	10,081	9.875
Tier 1 leverage(2)	14,256	8.77	≥	6,502	4.000

(1)	Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2019 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$14,115	14.47%	≥	$6,829	7.000%	≥	$6,342	6.5%
Tier 1 capital (to risk-weighted assets)	14,115	14.47	≥	8,293	8.500	≥	7,805	8.0
Total capital (to risk-weighted assets)	14,746	15.11	≥	10,244	10.500	≥	9,756	10.0
Tier 1 leverage(2)	14,115	10.65	≥	5,304	4.000	≥	6,629	5.0
As of December 31, 2018 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$13,316	14.45%	≥	$5,876	6.375%	≥	$5,991	6.5%
Tier 1 capital (to risk-weighted assets)	13,316	14.45	≥	7,258	7.875	≥	7,374	8.0
Total capital (to risk-weighted assets)	13,905	15.09	≥	9,102	9.875	≥	9,217	10.0
Tier 1 leverage(2)	13,316	10.61	≥	5,018	4.000	≥	6,273	5.0

(1)	Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.

(2)	Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends
Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. The required reserve balances were $116 million and $348 million at December 31, 2019 and 2018, respectively.
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
The Federal Reserve Act restricts the amount of credit transactions and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10% of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20% of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 18 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2019, $56 million of notes payable remained outstanding from Bankers Commercial Corporation.
The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.
At December 31, 2019, MUSA had $35 million of cash segregated in a special reserve account for the exclusive benefit of customers pursuant to Customer Protection Rule 15c3-3 of the Securities and Exchange Act of 1934.

Note 20—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	December 31, 2019
Commitments to extend credit	$38,442
Issued standby and commercial letters of credit	4,191
Commitments to enter into forward-starting resale agreements	1,150
Other commitments	556
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have remaining terms of 1 year or less. At December 31, 2019, the carrying amount of the Company's standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
The credit risk involved in issuing loan commitments and standby and commercial letters of credit is essentially the same as that involved in extending loans to customers and is represented by the contractual

Note 20—Commitments, Contingencies and Guarantees (Continued)

amount of these instruments. Collateral may be obtained based on management's credit assessment of the customer.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of December 31, 2019, the current exposure to loss under these contracts totaled $26 million, and the maximum potential exposure to loss in the future was estimated at $43 million.
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

Note 21—Related Party Transactions (Continued)

The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

As of December 31, 2019 and December 31, 2018, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	December 31, 2019	December 31, 2018
Assets:
Cash and cash equivalents	$282	$80
Securities borrowed or purchased under resale agreements	2,415	1,913
Other assets	109	146
Liabilities:
Deposits	$894	$451
Securities loaned or sold under repurchase agreements	318	148
Commercial paper and other short-term borrowings	326	1,081
Long-term debt	7,345	7,333
Other liabilities	98	69

Revenues and expenses with affiliates for the years ended 2019, 2018, and 2017 were as follows:

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Interest Income
Securities borrowed or purchased under resale agreements	$66	$66	$41
Other	2	2	1
Interest Expense
Deposits	13	3	5
Commercial paper and other short-term borrowings	3	2	15
Long-term debt	237	171	114
Securities loaned or sold under repurchase agreements	25	18	6
Noninterest Income
Trading account activities	34	—	—
Fees from affiliates	1,439	1,213	866
Other, net	(6)	1	13
Noninterest Expense
Other	96	115	112

During 2019, the Company sold loans to affiliates for gross proceeds of $280 million, resulting in gains on sale of $0.7 million. During 2019, the Company purchased loans from affiliates for $9 million.
For additional information regarding the debt due to affiliates, see Note 9 and Note 10 to our Consolidated Financial Statements included in this Form 10-K.
At December 31, 2019, the Company had $1.5 billion in uncommitted, unsecured borrowing facilities with affiliates.
At December 31, 2019 and December 31, 2018, the Company had derivative contracts with affiliates totaling $4 billion and $4 billion, respectively, in notional balances, with $68 million and $96 million in net unrealized gains at December 31, 2019 and December 31, 2018, respectively.
An affiliate extends guarantees on liabilities arising out of or in connection with agreements with certain counterparties. There was no amount guaranteed at December 31, 2019 and December 31, 2018.

Note 22—Business Segments
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

Wealth Markets serves corporate, institutional, non-profit and individual clients. Capabilities include Wealth Planning and Trust & Estate Services; Investment Management through HighMark Capital Management, Inc., an SEC-registered investment advisory firm wholly-owned by the Bank; Brokerage services through UnionBanc Investment Services, LLC, an SEC-registered broker-dealer/investment advisory firm wholly-owned by the Bank; and Private Wealth Management.

PurePoint Financial is a national online direct bank deposit platform offering consumer savings accounts and CD products with services provided through the online platform and a call center.

Note 22—Business Segments (Continued)

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
Other
"Other" includes the MUFG Fund Services segment, Markets segment, Japanese Corporate Banking segment and Corporate Treasury. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. The Japanese Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional information regarding these risk management activities, see Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.
Additionally, "Other" is comprised of certain corporate activities of the Company; the net impact of funds transfer pricing charges and credits allocated to the reportable segments; the residual costs of support groups; fees from affiliates and noninterest expenses associated with MUFG Bank, Ltd. U.S. branch banking operations; the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction when we became a privately held company in 2008; the goodwill impairment recorded in the third quarter of 2019 (see Note 5 to these Consolidated Financial Statements); the elimination of the fully taxable-equivalent basis amount; the difference between the marginal tax rate and the consolidated effective tax rate; and FDIC covered assets.

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2019:

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other (1)	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,294	$424	$259	$167	$(51)	$3,093
Noninterest income	520	353	56	384	1,392	2,705
Total revenue	2,814	777	315	551	1,341	5,798
Noninterest expense	2,130	458	244	476	2,907	6,215
(Reversal of) provision for credit losses	209	51	(2)	—	(6)	252
Income (loss) before income taxes and including noncontrolling interests	475	268	73	75	(1,560)	(669)
Income tax expense (benefit) (2)	93	12	25	18	(66)	82
Net income (loss) including noncontrolling interest	382	256	48	57	(1,494)	(751)
Deduct: net loss from noncontrolling interests	—	—	—	—	17	17
Net income (loss) attributable to MUAH	$382	$256	$48	$57	$(1,477)	$(734)

Total assets, end of period	$74,980	$20,822	$1,015	$34,445	$39,548	$170,810

(1)	Other includes goodwill impairment. See Note 5 to these Consolidated Financial Statements.

(2)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Twelve Months Ended December 31, 2018:

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,195	$415	$264	$200	$233	$3,307
Noninterest income	451	373	59	300	994	2,177
Total revenue	2,646	788	323	500	1,227	5,484
Noninterest expense	2,058	418	255	443	1,103	4,277
(Reversal of) provision for credit losses	65	42	(3)	—	2	106
Income (loss) before income taxes and including noncontrolling interests	523	328	71	57	122	1,101
Income tax expense (benefit) (1)	105	122	19	17	(211)	52
Net income (loss) including noncontrolling interest	418	206	52	40	333	1,049
Deduct: net loss from noncontrolling interests	—	—	—	—	24	24
Net income (loss) attributable to MUAH	$418	$206	$52	$40	$357	$1,073

Total assets, end of period	$73,554	$20,933	$941	$33,844	$38,828	$168,100

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 22—Business Segments (Continued)

As of and for the Twelve Months Ended December 31, 2017:

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,051	$417	$247	$234	$255	$3,204
Noninterest income	442	370	64	351	783	2,010
Total revenue	2,493	787	311	585	1,038	5,214
Noninterest expense	1,961	403	229	445	946	3,984
(Reversal of) provision for credit losses	22	(104)	1	—	(22)	(103)
Income (loss) before income taxes and including noncontrolling interests	510	488	81	140	114	1,333
Income tax expense (benefit) (1)	178	(197)	33	59	226	299
Net income (loss) including noncontrolling interest	332	685	48	81	(112)	1,034
Deduct: net loss from noncontrolling interests	—	—	—	—	43	43
Net income (loss) attributable to MUAH	$332	$685	$48	$81	$(69)	$1,077

Total assets, end of period	$67,804	$20,461	$1,063	$32,062	$33,160	$154,550

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company)
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2019	2018
Assets
Cash and cash equivalents	$840	$739
Investments in and advances to subsidiaries
Bank subsidiary	18,103	18,493
Nonbank subsidiaries	4,770	4,618
Other assets	407	76
Total assets	$24,120	$23,926
Liabilities and Stockholders' Equity
Long-term debt	$7,622	$7,355
Other liabilities	218	63
Total liabilities	7,840	7,418
Stockholders' equity	16,280	16,508
Total liabilities and stockholders' equity	$24,120	$23,926

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Income:
Dividends from subsidiaries:
Bank subsidiary	$—	$1,700	$320
Nonbank subsidiaries	616	95	51
Interest income on advances to subsidiaries and deposits in bank	161	137	79
Rental Income	15	15	15
Total income	792	1,947	465
Expense:
Interest expense	251	194	144
Other expense	29	17	14
Total expense	280	211	158
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	512	1,736	307
Income tax benefit	(24)	(13)	(20)
Income (loss) before equity in undistributed net income of subsidiaries	536	1,749	327
Equity in undistributed net income of subsidiaries less dividends received:
Bank subsidiary	(746)	(697)	366
Nonbank subsidiaries	(524)	21	384
Net Income	$(734)	$1,073	$1,077

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$(734)	$1,073	$1,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries less dividends received	1,270	676	(750)
Other, net	(743)	(9)	2
Net cash provided by (used in) operating activities	(207)	1,740	329
Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(1,585)	(2,612)	(5,050)
Repayment of investments in and advances to subsidiaries	1,634	2,411	1,495
Net cash used in investing activities	49	(201)	(3,555)
Cash Flows from Financing Activities:
Proceeds from advances from subsidiaries	—	—	200
Repayment of advances from subsidiaries	—	—	(200)
Proceeds from issuance of long-term debt	1,890	6,500	3,525
Repayment of long-term debt	(1,631)	(6,145)	—
Dividends paid	—	—	(500)
Share repurchase	—	(2,496)	—
Net cash provided by (used in) financing activities	259	(2,141)	3,025
Net increase (decrease) in cash and cash equivalents	101	(602)	(201)
Cash and cash equivalents at beginning of year	739	1,341	1,542
Cash and cash equivalents at end of year	$840	$739	$1,341

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
We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2019.
The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MUFG Americas Holdings Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
February 26, 2020
We have served as the Company's auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MUFG Americas Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020 expressed an unqualified opinion on those financial statements.
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
February 26, 2020

MUFG Americas Holdings Corporation and Subsidiaries
Supplementary Information

Quarterly Financial Data (Unaudited)
Condensed Consolidated Statements of Income:

	2019 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$1,326	$1,383	$1,302	$1,538
Interest expense	547	629	525	755
Net interest income	779	754	777	783
(Reversal of) provision for credit losses	63	95	56	38
Noninterest income	707	717	649	632
Noninterest expense	1,121	2,770	1,154	1,170
Income before income taxes and including noncontrolling interests	302	(1,394)	216	207
Income tax expense	52	(18)	20	28
Net income including noncontrolling interests	250	(1,376)	196	179
Deduct: Net loss from noncontrolling interests	5	4	3	5
Net income	$255	$(1,372)	$199	$184

	2018 Quarters Ended
(Dollars in millions)	December 31	September 30	June 30	March 31
Interest income	$1,388	$1,317	$1,254	$1,166
Interest expense	563	485	429	341
Net interest income	825	832	825	825
(Reversal of) provision for credit losses	63	64	(19)	(2)
Noninterest income	573	626	596	382
Noninterest expense	1,051	1,059	1,083	1,084
Income before income taxes and including noncontrolling interests	284	335	357	125
Income tax expense	31	35	28	(42)
Net income including noncontrolling interests	253	300	329	167
Deduct: Net loss from noncontrolling interests	4	6	15	(1)
Net income	$257	$306	$344	$166

Exhibit Index

Exhibit No.	Description
2.1	Contribution Agreement by and among MUFG Americas Holdings Corporation, The Bank of Tokyo-Mitsubishi UFJ Ltd. and Mitsubishi UFJ Financial Group Inc. dated June 30, 2016 (1)
3.1	Third Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
4.1	Trust Indenture between the Registrant and J.P. Morgan Trust Company, National Association, as Trustee, dated December 8, 2003(4)
4.2	The Registrant agrees to furnish upon request to the Commission a copy of each instrument defining the rights of holders of long-term debt of the Registrant.
4.3	Officer's Certificate establishing the terms of the 3.50% Senior Notes due 2022, dated June 18, 2012 (5)
4.4	Form of 3.50% Senior Notes due 2022 (included as Exhibit A to Exhibit 4.3)
4.5	Officer's Certificate establishing the terms of the 3.000% Senior Notes due 2025 (6)
4.6	Form of 3.000% Senior Notes due 2025 (included as Exhibit C to Exhibit 4.5)
4.7	Description of the Registrant's Common Stock (8)
10.1	Master Services Agreement by and between MUFG Union Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd. effective July 1, 2014(7)
10.2	Certain exhibits related to compensatory plans, contracts and arrangements have been omitted pursuant to item 601(b)(10)(iii)(C)(6) of Regulation S-K
21.1	Subsidiaries of the Registrant has been omitted pursuant to General Instruction I(2) of Form 10-K
24.1	Power of Attorney (8)
24.2	Resolution of Board of Directors (8)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a )/15d-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements (7)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer
Date:	February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MUFG Americas Holdings Corporation and in the capacities and on the dates indicated.

Signature	Title
/s/ STEPHEN E. CUMMINGS	Director, President and Chief Executive Officer
Stephen E. Cummings	(Principal Executive Officer)
/s/ JOHANNES WORSOE	Chief Financial Officer
Johannes Worsoe	(Principal Financial Officer)
/s/ NEAL HOLLAND	Controller and Chief Accounting Officer
Neal Holland	(Principal Accounting Officer)

*
Roberta A. Bienfait	Director
*
Michael D. Fraizer	Director
*
Mohan S. Gyani	Director
*
Ann F. Jaedicke	Director
*
Suneel Kamlani	Director
*
Kazuo Koshi	Director
*
Masato Miyachi	Director
*
Toby S. Myerson	Director
*
Barbara L. Rambo	Director
*
Muneaki Tokunari	Director
*
Kazuto Uchida	Director
*
Dean A. Yoost	Director

*By:	/s/ MICHAEL F. COYNE
Michael F. Coyne Attorney-in-Fact
Dated: February 26, 2020