Form 10-Q
period 2020-03-31
MUFG Americas Holdings Corp
filed 2020-05-15
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at April 30, 2020: 132,076,912
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this Form 10-Q, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors.”

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Current Expected Credit Loss
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
COVID-19	Coronavirus Disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at default
ECA	Executive Committee for the Americas
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GSIB	Global systemically important bank
LGD	Loss given default
LHFI	Loans held for investment
LHFS	Loans held for sale
LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
Moody's	Moody's Investors Service
MRM	Market Risk Management
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCI	Other comprehensive income
OREO	Other real estate owned
PD	Probability of default
PPP	Paycheck Protection Program
RMBS	Residential mortgage-backed security
S&P	Standard & Poor's Global Ratings
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VIE	Variable interest entity

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2019 Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2019 Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
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

•
The effects of the coronavirus pandemic on the U.S. and global economies and the actions of the government to reduce the spread of the virus and to mitigate the resulting economic consequences, and the effect of the foregoing on our business

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, our borrowers’ ability to service their loans and residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve, the Dodd-Frank Act, the EGRRCPA, as well as the Federal CARES Act enacted in April 2020 in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response thereto, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, long-term debt, issuance of additional notes under the Bank's unsecured bank note program, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation, and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance

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

•
The relationship between our business and that of MUFG Bank, Ltd. and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by MUFG Bank, Ltd. and MUFG

•
Threats to the banking sector and our business due to cyber-security issues and attacks on financial institutions and other businesses, such as large retailers, and regulatory expectations relating to cyber-security

•
Technological challenges and our Transformation and Rewiring Programs and our other technology-related programs and initiatives and our expectations regarding their implementation and performance, including the impact and timing of completion of our Transformation and Rewiring programs

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

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” in our 2019 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report or in our other reports could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2020	March 31, 2019	Percent Change
Results of operations:
Net interest income	$774	$783	(1)%
Noninterest income	612	632	(3)
Total revenue	1,386	1,415	(2)
Noninterest expense	1,201	1,170	3
Pre-tax, pre-provision (loss) income(1)	185	245	(24)
(Reversal of) provision for credit losses	470	38	nm
(Loss) income before income taxes and including noncontrolling interests	(285)	207	(238)
Income tax expense (benefit)	25	28	(11)
Net (loss) income including noncontrolling interests	(310)	179	(273)
Deduct: Net loss (income) from noncontrolling interests	4	5	(20)
Net (loss) income attributable to MUAH	$(306)	$184	(266)
Balance sheet (period average):
Total assets	$168,923	$167,530	1%
Total securities	25,948	27,101	(4)
Securities borrowed or purchased under resale agreements	21,434	22,288	(4)
Total loans held for investment	87,645	87,136	1
Earning assets	155,580	153,969	1
Total deposits	96,400	90,683	6
Securities loaned or sold under repurchase agreements	27,163	27,148	—
MUAH stockholders' equity	16,508	16,717	(1)
Performance ratios:
Return on average assets(2)	(0.72)%	0.44%
Return on average MUAH stockholders' equity(2)	(7.41)	4.41
Return on average MUAH tangible common equity(2)(3)	(8.30)	5.76
Efficiency ratio(4)	86.65	82.67
Adjusted efficiency ratio (5)	84.23	78.96
Net interest margin(2)(6)	2.02	2.06
Net loans charged-off to average total loans held for investment(2)	0.29	0.08

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	March 31, 2020	December 31, 2019	Percent Change
Balance sheet (end of period):
Total assets	$165,696	$170,810	(3)%
Total securities	24,008	27,210	(12)
Securities borrowed or purchased under resale agreements	15,715	23,943	(34)
Total loans held for investment	89,786	88,213	2
Nonperforming assets	324	329	(2)
Total deposits	98,475	95,861	3
Securities loaned or sold under repurchase agreements	22,623	28,866	(22)
Long-term debt	16,686	17,129	(3)
MUAH stockholders' equity	16,448	16,280	1
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	1.28%	0.61%
Allowance for loan losses to nonaccrual loans(7)	356.48	164.19
Allowance for credit losses to total loans held for investment(8)	1.40	0.73
Allowance for credit losses to nonaccrual loans(8)	387.73	197.34
Nonperforming assets to total loans held for investment and OREO	0.36	0.37
Nonperforming assets to total assets	0.20	0.19
Nonaccrual loans to total loans held for investment	0.36	0.37
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	13.88%	14.10%
Tier 1 risk-based capital ratio	13.88	14.10
Total risk-based capital ratio	14.79	14.73
Tier 1 leverage ratio	8.91	8.88
Other:
Tangible common equity ratio(10)	8.84%	8.45%

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

(3)
Return on tangible common equity, a non-GAAP financial measure, is net income (loss) excluding intangible asset amortization divided by average tangible common equity. Management believes that this ratio provides useful supplemental information regarding the Company's business results. The methodology for determining tangible common equity may differ among companies. See "Non-GAAP Financial Measures" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2020 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $165.7 billion at March 31, 2020.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2020 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the first quarter of 2020, revenue was comprised of 56% net interest income and 44% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net loss attributable to MUAH was $306 million for the three months ended March 31, 2020, largely due to the provision for credit losses of $470 million. The provision for credit losses in the first quarter of 2020 was largely driven by the impact of COVID-19 and the corresponding deterioration in the economic environment. The global pandemic from the spread of COVID-19 has significantly impacted the U.S. and California economies and caused significant ongoing economic uncertainty, which may affect our critical accounting estimates, including our assumptions used to estimate the allowance for credit losses and used in our goodwill impairment analysis, and may adversely affect our business and results of operations in many other ways, the ultimate impact of which cannot be predicted at this time. See "Critical Accounting Estimates” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" in Part II. Item 1A in this Form 10-Q.

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance, commonly referred to as the CECL model, primarily impacts the Company's loans and certain off-balance sheet credit exposures and requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information, such as reasonable and supportable forecasts, in the entity's assessment of the collectability of financial assets. Incorporating forward-looking information into the estimate of credit losses may result in more volatility in the allowance for credit losses and related provision, particularly when the economic environment is more uncertain, such as during the first quarter of 2020. Upon adoption, the Company recorded an increase to the allowance for credit losses of $199 million, primarily due to an increase in the allowance for consumer loans. The Company elected to calculate its regulatory capital ratios using the CECL five-year transition option as prescribed by the U.S. regulatory banking agencies. See "Risk Management - Credit Risk Management" in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 and Note 3 to our Consolidated Financial Statements in this Form 10-Q.

Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 13.88%, 13.88% and 14.79%, respectively, at March 31, 2020. The Tier 1 leverage ratio was 8.91% at March 31, 2020.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended
	March 31, 2020			March 31, 2019

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$26,592	$260	3.96%	$25,268	$280	4.49%
Commercial mortgage	16,992	152	3.58	15,355	161	4.21
Construction	1,539	16	4.21	1,605	21	5.19
Lease financing	1,005	11	4.53	1,231	13	4.11
Residential mortgage and home equity	37,070	320	3.46	40,644	372	3.67
Other consumer	4,447	101	9.22	3,033	64	8.53
Total loans held for investment	87,645	860	3.95	87,136	911	4.20
Securities	25,948	122	1.88	27,101	165	2.44
Securities borrowed or purchased under resale agreements	21,434	124	2.34	22,288	334	6.08
Interest bearing deposits in banks	8,795	28	1.27	6,065	36	2.41
Federal funds sold	—	—	—	3	—	5.49
Trading account assets	10,922	91	3.39	10,832	93	3.47
Other earning assets	836	5	2.57	544	5	3.48
Total earning assets	155,580	1,230	3.19	153,969	1,544	4.04
Allowance for loan losses	(761)			(473)
Cash and due from banks	2,122			1,739
Other assets(4)	11,982			12,295
Total assets	$168,923			$167,530
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$40,218	$76	0.77%	$37,092	$86	0.94%
Savings	8,953	15	0.66	9,623	24	1.00
Time	15,014	81	2.20	12,900	74	2.33
Total interest bearing deposits	64,185	172	1.09	59,615	184	1.25
Commercial paper and other short-term borrowings	5,591	27	1.93	9,248	56	2.46
Securities loaned or sold under repurchase agreements	27,163	119	1.78	27,148	355	5.30
Long-term debt	16,565	109	2.63	17,051	131	3.07
Total borrowed funds	49,319	255	2.08	53,447	542	4.10
Trading account liabilities	3,492	24	2.76	3,886	29	2.99
Total interest-bearing liabilities	116,996	451	1.56	116,948	755	2.61
Noninterest bearing deposits	32,215			31,068
Other liabilities(5)	3,119			2,727
Total liabilities	152,330			150,743
Equity
MUAH stockholders' equity	16,508			16,717
Noncontrolling interests	85			70
Total equity	16,593			16,787
Total liabilities and equity	$168,923			$167,530
Net interest income/spread (taxable-equivalent basis)		779	1.63%		789	1.43%
Impact of noninterest bearing deposits			0.34			0.55
Impact of other noninterest bearing sources			0.05			0.08
Net interest margin			2.02			2.06
Less: taxable-equivalent adjustment		5			6
Net interest income		$774			$783

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income for the three months ended March 31, 2020 decreased compared with the same period in 2019 due to a decline in the net interest margin partially offset by an increase in earning assets. The net interest margin decreased 4 basis points, primarily due to a decrease in yields on earning assets partially offset by a decrease in funding costs. Earning assets increased largely due to increases in interest bearing deposits in banks, and commercial and industrial and commercial mortgage loans, partially offset by decreases in securities and residential mortgage and home equity loans.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three months ended March 31, 2020 and 2019.
Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2020	March 31, 2019
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$41	$42	$(1)	(2)%
Trust and investment management fees	29	29	—	—
Trading account activities	(36)	19	(55)	(289)
Securities gains, net	53	1	52	nm
Credit facility fees	24	23	1	4
Brokerage commissions and fees	18	20	(2)	(10)
Card processing fees, net	14	13	1	8
Investment banking and syndication fees	120	124	(4)	(3)
Fees from affiliates	361	342	19	6
Other, net	(12)	19	(31)	(163)
Total noninterest income	$612	$632	$(20)	(3)
Noninterest income decreased during the three months ended March 31, 2020 compared with the same period in 2019 primarily due to a decrease in trading account activities which included certain counterparty valuation adjustments, partially offset by increases in gains on sale of securities and fees from affiliates from services provided to MUFG Bank, Ltd. under the master services agreement. The decline in other, net was largely due to a decrease in the fair value of mortgage servicing rights. The Company uses derivatives to offset changes in the fair value of mortgage servicing rights. Changes in the fair value of these derivatives were included in trading account activities.

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2020	March 31, 2019
(Dollars in millions)			Amount	Percent
Salaries and employee benefits	$676	$685	$(9)	(1)%
Net occupancy and equipment	116	112	4	4
Professional and outside services	172	160	12	8
Software	90	80	10	13
Regulatory assessments	13	16	(3)	(19)
Intangible asset amortization	7	7	—	—
Other	127	110	17	15
Total noninterest expense	$1,201	$1,170	$31	3

The increase in noninterest expense for the three months ended March 31, 2020 compared with 2019 was largely driven by impairment of a retail credit card intangible and increases in costs associated with services provided to MUFG Bank, Ltd. under the master services agreement.

Income Tax Expense
In the first quarter of 2020, income tax expense was $25 million and the effective tax rate was negative 9% due to excess tax credits that will be recognized during the year. In the first quarter of 2019, income tax expense was $28 million and the effective tax rate was 13%.
For additional information regarding income tax expense, see "Income Tax Expense" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", “The changes in the U.S. tax laws, the majority of which were effective January 1, 2018, will impact our business and results of operations in a variety of ways, some of which are expected to be positive and others which may be negative” and “Our effective tax rates and our future results can also be affected by our participation for state income tax purposes as a member of MUFG’s unitary group in the U.S. and by other factors” in Part I, Item 1A. "Risk Factors" and Note 17 "Income Taxes" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2019 Form 10-K.

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
The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities, and securities pledged as collateral, are detailed in Note 2 to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q.
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

			Increase (Decrease)
	March 31, 2020	December 31, 2019
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$29,872	$26,338	$3,534	13%
Commercial mortgage	16,943	16,895	48	—
Construction	1,583	1,511	72	5
Lease financing	980	1,001	(21)	(2)
Total commercial portfolio	49,378	45,745	3,633	8
Residential mortgage and home equity (1)	36,036	38,018	(1,982)	(5)
Other consumer (2)	4,372	4,450	(78)	(2)
Total consumer portfolio	40,408	42,468	(2,060)	(5)
Total loans held for investment	$89,786	$88,213	$1,573	2

(1)	Includes home equity loans of $2,006 million and $2,049 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

Loans held for investment increased from December 31, 2019 to March 31, 2020, primarily due to growth in the commercial and industrial and construction portfolios, partially offset by a decrease in the residential mortgage and home equity and other consumer loan portfolios.

Deposits
The table below presents our deposits as of March 31, 2020 and December 31, 2019.

			Increase (Decrease)
	March 31, 2020	December 31, 2019
(Dollars in millions)			Amount	Percent
Interest checking	$2,384	$4,725	$(2,341)	(50)%
Money market	38,958	35,002	3,956	11
Total interest bearing transaction and money market accounts	41,342	39,727	1,615	4
Savings	8,875	8,962	(87)	(1)
Time	14,157	15,651	(1,494)	(10)
Total interest bearing deposits	64,374	64,340	34	—
Noninterest bearing deposits	34,101	31,521	2,580	8
Total deposits	$98,475	$95,861	$2,614	3

Total deposits increased $2.6 billion from December 31, 2019 to March 31, 2020 due largely to an increase in Transaction Banking noninterest bearing deposits and interest bearing transaction and money market accounts. This increase was partially offset by a decrease in Regional Bank time deposits, including PurePoint Financial, the direct banking division of the Bank.

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

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2020, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of “well-capitalized” institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2020. Under the Tailoring Rules, MUAH, as a Category IV firm, is subject to CCAR supervisory capital planning requirements and stress testing submission requirements on an every other year basis in even years (e.g. MUAH is subject to the 2020 CCAR cycle). The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2020. See "Supervision and Regulation - Dodd-Frank Act and Related Regulations" and "Supervision and Regulation - Regulatory Capital and Liquidity Standards - Capital Planning and Comprehensive Capital Analysis and Review Program" in Part I, Item 1. "Business" of our 2019 Form 10-K.
MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and a Tier 1 leverage ratio of 4.0%. For purposes of calculating its risk-based capital ratios, the Company has elected to phase-in the impact of adopting ASU 2016-13, Measurement of Credit Losses on Financial Instruments, over a five-year period as permitted by the U.S. regulatory banking agencies. The impact is reflected in the March 31, 2020 capital ratios presented below.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III Rules as of March 31, 2020 and December 31, 2019.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	March 31, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$14,967	$15,086
Tier 1 capital	$14,967	$15,086
Tier 2 capital	983	683
Total risk-based capital	$15,950	$15,769
Risk-weighted assets	$107,852	$107,023
Average total assets for leverage capital purposes	$168,044	$169,807

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	March 31, 2020		December 31, 2019		March 31, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,967	13.88%	$15,086	14.10%	≥	$7,550	7.00%
Tier 1 capital (to risk-weighted assets)	14,967	13.88	15,086	14.10	≥	9,167	8.50
Total capital (to risk-weighted assets)	15,950	14.79	15,769	14.73	≥	11,324	10.50
Tier 1 leverage(2)	14,967	8.91	15,086	8.88	≥	6,722	4.00

(1)The minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III Rules as of March 31, 2020 and December 31, 2019.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	March 31, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$13,984	$14,115
Tier 1 capital	$13,984	$14,115
Tier 2 capital	931	631
Total risk-based capital	$14,915	$14,746
Risk-weighted assets	$98,982	$97,563
Average total assets for leverage capital purposes	$131,626	$132,590

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	March 31, 2020		December 31, 2019		March 31, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,984	14.13%	$14,115	14.47%	≥	$6,929	7.00%	≥	$6,434	6.50%
Tier 1 capital (to risk-weighted assets)	13,984	14.13	14,115	14.47	≥	8,413	8.50	≥	7,919	8.00
Total capital (to risk-weighted assets)	14,915	15.07	14,746	15.11	≥	10,393	10.50	≥	9,898	10.00
Tier 1 leverage(2)	13,984	10.62	14,115	10.65	≥	5,265	4.00	≥	6,581	5.00

(1)The minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at March 31, 2020. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.
The following table summarizes the calculation of the Company's tangible common equity ratio as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
(Dollars in millions)
Total MUAH stockholders' equity	$16,448	$16,280
Less: Goodwill	1,764	1,764
Less: Intangible assets, except mortgage servicing rights	227	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(19)	(17)
Tangible common equity (a)	$14,476	$14,272
Total assets	$165,696	$170,810
Less: Goodwill	1,764	1,764
Less: Intangible assets, except mortgage servicing rights	227	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(19)	(17)
Tangible assets (b)	$163,724	$168,802
Tangible common equity ratio (a)/(b)	8.84%	8.45%

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item 1. "Business" in our 2019 Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, see “Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. For additional information regarding risks related to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2019 Form 10-K, and "Risk Factors" in Part II, Item 1A. in this Form 10-Q.
Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, see “Credit Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Allowance for Credit Losses
Allowance Policy and Methodology
     We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb expected losses on the loan portfolio as well as for unfunded credit commitments. On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provided new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance, commonly referred to as the CECL model, requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information in the entity's assessment of the collectability of financial assets. Accordingly, the Company's methodology for estimating the allowance balance uses relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made over a forecast period to account for differences between current and expected future conditions and those reflected in historical loss information. Beyond the forecast period, estimated expected credit losses revert to historical loss experience.

Management establishes the allowance by first dividing its portfolio into two segments - the commercial segment and consumer segment. The allowance is measured on a collective basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis. While the Company's methodology attributes portions of the allowance to specific portfolio segments, the allowance estimate is provided to cover all credit losses expected in the loan portfolio.

An expected loss approach is used to estimate the collectively-assessed allowance for both the commercial and consumer portfolio segments. Expected loss is calculated as the product of PD, LGD, and EAD modeled parameters that are projected on a monthly basis over the assets’ remaining contractual lives. The sum of each month’s expected loss calculation results in the collectively-assessed allowance estimate. Expected loss models use historical loss information and economic assumptions to estimate PD, LGD, and EAD. These models are tailored to different loan segments, classes and products by changing the economic variables or their weighting in the calculation used to estimate expected losses.

The CECL adoption impact was estimated using a 36-month forecast period. The forecast period was shortened to 24-months in the first quarter of 2020 due to heightened volatility and uncertainty in the economy from the emergence of COVID-19. Beyond the economic forecast, the allowance methodology reverts to average historical loss experience on a straight-line basis over a 24-month period. These timeframes are regularly reviewed and approved by management and may be adjusted if economic conditions warrant. Expected prepayments are incorporated into the estimation of the EAD for each asset over the asset’s remaining term. Contractual term is not adjusted for expected extensions, renewals, and modifications unless we have a reasonable expectation that a TDR will be executed with a borrower.

Management implements qualitative adjustments to the collectively-assessed allowance to account for risks not incorporated in the model between current conditions and those reflected in the historical loss information used to estimate the models. These qualitative factors include changes in credit policies, problem loan trends, identification of new risks not incorporated into the modeling framework, credit concentrations, changes in lending management and other external factors. Qualitative adjustments are also used to adjust the collectively-assessed allowance to account for risks attributed to imprecision in the economic forecast and when risks emerge that impact specific portfolio components (i.e., natural disasters).

Loans that do not share risk characteristics are evaluated individually to determine the allowance balance. Loans assessed individually include larger nonaccruing loans within the commercial portfolio, TDRs, reasonably expected TDRs and collateral-dependent loans. The allowance for individually assessed loans is generally determined using either discounted cash flow analyses or collateral valuations to determine if loan carrying values exceed what the Company expects to collect.

For additional information on the allowance for loan losses and the allowance for credit losses, see "Critical Accounting Estimates" in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations", Note 1 "Summary of Significant Accounting Policies and Nature of Operations" and Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in this Form 10-Q.
Allowance and Related Provision for Credit Losses
The Company recorded an increase to the allowance for credit losses of $199 million upon the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, primarily due to an increase in the allowance for consumer loans. This increase consisted of a $229 million increase in the allowance for loan losses and a $30 million decrease in the allowance for losses on unfunded credit commitments.

The provision for loan losses was $448 million for the three months ended March 31, 2020, largely due to the impact of COVID-19 and the corresponding deterioration in the economic environment on the collectively-assessed allowance for credit losses. The provision for loan losses was $274 million and $174 million for the commercial and consumer loan segments, respectively, largely due to economic deterioration observed late in the first quarter of 2020. Downgrades of several obligors also contributed to the increase in the commercial segment allowance. The economic forecast incorporated management's expectations at March 31, 2020, which included declining gross domestic product, unemployment approaching double digits by June 2020 and lower stock prices in 2020, with a modest recovery emerging in the fourth quarter of 2020 and continuing into subsequent years. The collectively-assessed allowance for credit losses estimate also incorporated management’s qualitatively-determined model adjustment overlays that reflect the anticipated loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs, and additional qualitative adjustments largely driven by estimated impacts of COVID-19 that are not otherwise incorporated into the collectively-assessed modeling methodology.

The allowance for loan losses was $1,152 million at March 31, 2020, compared with $538 million at December 31, 2019. Our ratio of allowance for loan losses to total loans held for investment was 1.28% as of March 31, 2020 and 0.61% as of December 31, 2019. Net loans charged off to average total loans held for investment were 0.29% for the three months ended March 31, 2020, compared with 0.08% for the three months ended March 31, 2019.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended March 31,
(Dollars in millions)	2020	2019
Allowance for loan losses, beginning of period	$538	$474
Cumulative effect from adoption of ASU 2016-13 (1)	229	—
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	767	474
(Reversal of) provision for loan losses	448	59
Loans charged off:
Commercial and industrial	(32)	(2)
Commercial and industrial - transfer to held for sale	—	(8)
Commercial mortgage	—	(1)
Total commercial portfolio	(32)	(11)
Residential mortgage and home equity	1	—
Other consumer	(42)	(17)
Total consumer portfolio	(41)	(17)
Total loans charged-off	(73)	(28)
Recoveries of loans previously charged-off:
Commercial and industrial	6	9
Construction	1	—
Total commercial portfolio	7	9
Other consumer	3	2
Total consumer portfolio	3	2
Total recoveries of loans previously charged-off	10	11
Net loans recovered (charged-off)	(63)	(17)
Ending balance of allowance for loan losses	1,152	516
Allowance for losses on unfunded credit commitments	101	118
Total allowance for credit losses	$1,253	$634

(1)
For further information see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q.

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2019 Form 10-K.

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	March 31, 2020	December 31, 2019	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$103	$175	$(72)	(41)%
Commercial mortgage	16	15	1	7
Construction	55	—	55	100
Total commercial portfolio	174	190	(16)	(8)
Residential mortgage and home equity	146	137	9	7
Other consumer	3	1	2	200
Total consumer portfolio	149	138	11	8
Total nonaccrual loans	323	328	(5)	(2)
OREO	1	1	—	—
Total nonperforming assets	$324	$329	$(5)	(2)
Troubled debt restructurings:
Accruing	$331	$392	$(61)	(16)%
Nonaccruing (included in total nonaccrual loans above)	145	171	(26)	(15)
Total troubled debt restructurings	$476	$563	$(87)	(15)

Criticized credits	$2,579	$1,567	$1,012	65

Allowance for loan losses to nonaccrual loans	356.48%	164.19%
Allowance for credit losses to nonaccrual loans	387.73	197.34
Nonperforming assets to total loans held for investment and OREO	0.36	0.37
Nonperforming assets to total assets	0.20	0.19
Nonaccrual loans to total loans held for investment	0.36	0.37

The increase in criticized credits is primarily due to COVID-19 related downgrades in the aviation and transportation sectors. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for a description of criticized credits.

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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2020 and December 31, 2019. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Commercial and industrial	$59	$140	0.19%	0.51%
Commercial mortgage	168	168	0.99	0.99
Construction	62	62	3.92	4.10
Total commercial portfolio	289	370	0.59	0.81
Residential mortgage and home equity	186	192	0.52	0.51
Other consumer	1	1	0.02	0.02
Total consumer portfolio	187	193	0.46	0.45
Total restructured loans	$476	$563	0.53	0.64

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020 the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. The Company is taking into consideration loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies when determining whether to suspend TDR accounting for such loan modifications.
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $18 million and $20 million at March 31, 2020 and at December 31, 2019, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, real estate and leasing, power and utilities, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either March 31, 2020 or December 31, 2019.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2020, 85% of the Company’s construction loan portfolio was concentrated in California, 3% to borrowers in Oregon and 3% to borrowers in Colorado. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2020, 64% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in Washington, and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate.
At March 31, 2020, payment terms on 37% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 64%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 24% of these home equity loans and lines were supported by first liens on residential properties as of both March 31, 2020 and December 31, 2019, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.
See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at March 31, 2020 and December 31, 2019.
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
LIBOR Transition
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates the process of setting LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In the U.S., the Federal Reserve and Federal Reserve Bank of New York convened the Alternative Reference Rates Committee, a group of private-market participants, to help ensure a successful transition from USD LIBOR to a more robust reference rate. The Company recognizes that discontinuance of LIBOR, or any other IBOR-based rate, presents significant risks and challenges that could have an impact on its businesses globally (for information about the risks to the Company from the discontinuation of LIBOR or any other benchmark, see "The replacement of LIBOR could adversely impact our business and results of operations, and the value of certain financial instruments" in Part I, Item 1A. "Risk Factors" in our 2019 Form 10-K). We have exposure to IBORs, including in financial instruments and contracts that mature after 2021. Our exposures arise from business loans, derivatives, securities and other financial products (such as residential adjustable rate mortgages).
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
The Company has identified the inherent risks with this transition and continues to monitor the development and usage of alternative reference rates. The Company is also working with regulators, industry working groups and trade associations to develop strategies for an effective transition to alternative reference rates. For additional information regarding our market risk management policies, see “Market Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.
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
Liquidity risk is managed using a total balance sheet perspective that analyzes all sources and uses of liquidity including loans, investments, deposits and borrowings, as well as off-balance sheet exposures. Although we make an effort to diversify our sources of liquidity, as discussed below, we are required to maintain a minimum amount of TLAC-eligible debt due to affiliates. Various tools are used to measure and monitor liquidity, including forecasting of the sources and uses of cash flows over multiple time horizons and stress testing of the forecasts under various scenarios. Stress testing, which incorporates both institution-specific, and systemic market scenarios, as well as a combination scenario that adversely affects the Company's liquidity position and profile, facilitates the identification of appropriate remedial measures to help ensure that the Company maintains adequate liquidity in adverse conditions. Such measures may include extending the maturity profile of liabilities, optimizing liability levels through pricing strategies, adding new funding sources, altering dependency on certain funding sources, adjusting asset growth and financing or selling assets.
We are subject to the Federal Reserve's rules imposing TLAC requirements on GSIBs with operations in the U.S., such as MUFG. These rules include an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. See "Supervision and Regulation – Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in our 2019 Form 10-K for additional information.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $21.3 billion at March 31, 2020. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $2.6 billion from $95.9 billion at December 31, 2019 to $98.5 billion at March 31, 2020. As of March 31, 2020, the Bank had $10.9 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $20.6 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $3.6 billion at March 31, 2020. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at MUAH and other non-bank subsidiaries. MUAH maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At March 31, 2020, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of March 31, 2020, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.3 billion.

The Company’s total wholesale funding included $16.5 billion of long-term debt (excluding nonrecourse debt) and $5.6 billion of short-term debt at March 31, 2020. For additional information regarding our outstanding debt, see Note 6 "Commercial Paper and Other Short-Term Borrowings" and Note 7 "Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In April 2020, Fitch placed the ratings of MUAH, MUB and MUSA on ratings watch negative as a result of Fitch’s downgrade of MUFG’s ratings to A-/F1 outlook stable from A/F1 outlook negative. This action follows Fitch’s recent revision of the U.S. Bank Sector Outlook and Rating Outlook, both to negative from stable, driven by concerns over the financial impact from COVID-19. On May 1, 2020, Fitch affirmed MUAH, MUB and MUSA's long and short-term ratings. The ratings watch negative was removed on the long-term rating and a negative outlook was assigned. The negative outlook reflects Fitch's view that there are significant operating environment challenges due to the disruption to economic activity and financial markets from the coronavirus pandemic. In April 2020, S&P revised the outlook on MUFG to stable from positive due to S&P’s expectation that economic strain from the COVID–19 pandemic will put prolonged pressure on asset quality and revenue lowering the likelihood of being upgraded. Subsequently, S&P revised MUAH, MUB, and MUSA’s outlook to stable from positive. The stable outlook reflects S&P’s expectation that MUAH will remain a core banking subsidiary of MUFG. Furthermore, any change in MUAH’s stand–alone credit profile will not affect MUAH's credit rating, which, S&P believes will remain closely tied to MUFG. The following table provides our credit ratings as of March 31, 2020.

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
S&P	Long-term	Not rated	A	A	A-
	Short-term	Not rated	A-1	A-1	A-2
Moody's	Long-term	Aa2	A2	Not rated	A2
	Short-term	P-1	P-1	Not rated	Not rated
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

For additional information, including information about rating agency assessments, see “MUFG Bank Ltd.’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations” in Part I, Item 1A. "Risk Factors" in our 2019 Form 10-K and "Our credit ratings are important in order to maintain liquidity" in Part II, Item 1A. "Risk Factors" of this Form 10-Q.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber-attacks or other related cyber incidents. See “We are subject to a wide array of operational risks, including, but not limited to, cyber-security risks” in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, see “Operational Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K.

Critical Accounting Estimates
MUAH’s Consolidated Financial Statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Significant estimates that we use include assumptions used in measuring PD, LGD and EAD to estimate expected credit losses, the assumptions used in measuring our transfer pricing revenue, assumptions used in evaluating our goodwill for impairment, and assumptions regarding our effective tax rates. Actual results could differ significantly from our estimates.
Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit & Finance Committee.

Allowance for Credit Losses

Our allowance for credit losses is an estimate of the credit losses that are expected over the life of the financial instrument or exposure and has three components: the allowance for loans measured on a collective basis, when similar risk characteristics exist, the allowance for loans measured on an individual basis, for loans that do not share similar risk characteristics, and the allowance for losses on unfunded credit commitments, which is included in other liabilities.
The Company's methodology for estimating credit losses uses relevant available information relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made over a forecast period to account for differences between current and expected future conditions and those reflected in historical loss information. Beyond the forecast period, estimated expected credit losses revert to average historical loss experience. To estimate the collectively-assessed allowance, expected loss is calculated as the product of PD, LGD, and EAD modeled parameters that are projected on a monthly basis over the assets’ remaining contractual lives.
Expected loss models incorporate significant assumptions over the forecast period based on management’s expectations. Estimating losses as of March 31, 2020 was particularly challenging due to the heightened volatility and uncertainty in the economy from the emergence of COVID-19. Significant management assumptions during the forecast period include GDP, unemployment, the duration of economic weakness, and the strength and timing of the following economic recovery. Management adjusted expected loss model calculations by incorporating qualitatively determined model adjustment overlays that reflect management’s expectations of the loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs, and estimated impacts of COVID-19 not otherwise incorporated into the modeling methodology. The Company also shortened the forecast period to 24 months during the first quarter of 2020, compared with 36 months upon adoption of ASU 2016-13 as of January 1, 2020. Changes in these estimates could significantly impact our allowance and provision for credit losses.
For further information regarding our allowance for loan losses, see "Risk Management - Credit Risk Management - Allowance for Credit Losses" in this Management's Discussion and Analysis of Financial Condition and Results of Operations, "Allowance for Loan Losses" in Note 1 and Note 3 to our Consolidated Financial Statements in this Form 10-Q.
Goodwill Impairment
We allocate our goodwill to reporting units and review for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill is assessed for impairment at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill.
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
The Company continuously monitors inputs used when performing its annual goodwill impairment analysis such as the cash flow projections developed to estimate the fair value of its reporting units. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount. Subsequent to the first quarter of 2020, the Company completed its annual goodwill impairment test as of April 1, 2020 and concluded its goodwill was not impaired. However, the Company's Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking - U.S. reporting units' estimated fair values did not significantly exceed their carrying amounts.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2019 Form 10-K. There were no material changes to our transfer pricing, goodwill impairment analysis, or income taxes critical accounting estimates during the first quarter of 2020.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three months ended March 31, 2020 and 2019. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Three Months Ended
(Dollars in millions)	March 31, 2020	March 31, 2019
Net (loss) income attributable to MUAH	$(306)	$184
Add: Intangible asset amortization, net of tax	5	5
Net (loss) income attributable to MUAH, excluding intangible asset amortization (a)	$(301)	$189
Average MUAH stockholders' equity	$16,508	$16,717
Less: Goodwill	1,764	3,367
Less: Intangible assets, except mortgage servicing rights	258	295
Less: Deferred tax liabilities related to goodwill and intangible assets	(18)	(60)
Average MUAH tangible common equity (b)	$14,504	$13,115
Return on average MUAH tangible common equity (1) (a)/(b)	(8.30)%	5.76%

(1)     Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three months ended March 31, 2020 and 2019. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions.

	For the Three Months Ended
(Dollars in millions)	March 31, 2020	March 31, 2019
Noninterest expense (a)	$1,201	$1,170
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	319	310
Noninterest expense, as adjusted (b)	$882	$860
Total revenue (c)	$1,386	$1,415
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	339	326
Total revenue, as adjusted (d)	$1,047	$1,089
Efficiency ratio (a)/(c)	86.65%	82.67%
Adjusted efficiency ratio (b)/(d)	84.23%	78.96%

Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934
We are disclosing the following information pursuant to Section 13(r) of the Exchange Act which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified Executive Orders. The scope of activities that must be reported includes activities not prohibited by U.S. law and conducted outside the United States in compliance with applicable local law. Because we are indirectly wholly-owned by MUFG, a Japanese corporation, our disclosure is required to include, in addition to our activities, transactions or dealings, those conducted outside the United States by non-U.S. affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a description of reportable activity under Section 13(r) and have received the following information:
During the quarter ended March 31, 2020, MUFG's non-U.S. subsidiary, MUFG Bank, engaged in certain limited business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. During this period, MUFG Bank handled several remittances in connection with exports from Japan to Iran by its Japanese customers in 2019. These remittance services did not involve U.S. dollars or clearing services of U.S. banks. For the quarter ended March 31, 2020, the aggregate fee income relating to these transactions was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income. In addition, some Iranian financial institutions and other entities in, or affiliated with, Iran maintained non-U.S. dollar correspondent accounts and other similar settlement accounts with MUFG Bank outside the United States. In addition to such accounts, MUFG Bank received deposits in Japan from, and provided settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2020, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.
We understand that MUFG Bank recognizes that following the withdrawal in May 2018 by the United States from the Joint Comprehensive Plan of Action, the United States has imposed secondary sanctions against non-U.S. persons who engage in or facilitate a broad range of transactions and activities involving Iran. We understand that MUFG Bank has taken the recent sanctions related developments into account and will continue to monitor transactions relating to Iran in order to comply with applicable U.S. and Japanese regulations as well as U.S., Japanese and other international sanctions.
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
Internal Control Over Financial Reporting. During the first quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2020	2019
Interest Income
Loans	$857	$907
Securities	120	163
Securities borrowed or purchased under resale agreements	124	334
Trading assets	91	93
Other	33	41
Total interest income	1,225	1,538
Interest Expense
Deposits	172	184
Commercial paper and other short-term borrowings	27	56
Long-term debt	109	131
Securities loaned or sold under repurchase agreements	119	355
Trading liabilities	24	29
Total interest expense	451	755
Net Interest Income	774	783
(Reversal of) provision for credit losses	470	38
Net interest income after (reversal of) provision for credit losses	304	745
Noninterest Income
Service charges on deposit accounts	41	42
Trust and investment management fees	29	29
Trading account activities	(36)	19
Securities gains, net	53	1
Credit facility fees	24	23
Brokerage commissions and fees	18	20
Card processing fees, net	14	13
Investment banking and syndication fees	120	124
Fees from affiliates	361	342
Other, net	(12)	19
Total noninterest income	612	632
Noninterest Expense
Salaries and employee benefits	676	685
Net occupancy and equipment	116	112
Professional and outside services	172	160
Software	90	80
Regulatory assessments	13	16
Intangible asset amortization	7	7
Other	127	110
Total noninterest expense	1,201	1,170
Income before income taxes and including noncontrolling interests	(285)	207
Income tax expense (benefit)	25	28
Net (Loss) Income Including Noncontrolling Interests	(310)	179
Deduct: Net loss (income) from noncontrolling interests	4	5
Net (Loss) Income Attributable to MUAH	$(306)	$184
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2020	2019
Net (Loss) Income Attributable to MUAH	$(306)	$184
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	326	24
Net change in unrealized gains (losses) on investment securities	258	152
Pension and other postretirement benefit adjustments	16	6
Other	—	1
Total other comprehensive income (loss)	600	183
Comprehensive Income (Loss) Attributable to MUAH	294	367
Comprehensive income (loss) from noncontrolling interests	(4)	(5)
Total Comprehensive Income (Loss)	$290	$362
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2020	December 31, 2019
Assets
Cash and due from banks	$2,155	$2,457
Interest bearing deposits in banks	9,830	7,184
Total cash and cash equivalents	11,985	9,641
Securities borrowed or purchased under resale agreements	15,715	23,943
Trading account assets (includes $884 at March 31, 2020 and $887 at December 31, 2019 pledged as collateral that may be repledged)	11,799	10,377
Securities available for sale (includes $228 at March 31, 2020 and $142 at December 31, 2019 pledged as collateral that may be repledged)	15,140	17,789
Securities held to maturity (fair value $9,185 at March 31, 2020 and $9,508 at December 31, 2019)	8,868	9,421
Loans held for investment	89,786	88,213
Allowance for loan losses	(1,152)	(538)
Loans held for investment, net	88,634	87,675
Goodwill	1,764	1,764
Other assets	11,791	10,200
Total assets	$165,696	$170,810
Liabilities
Deposits:
Noninterest bearing	$34,101	$31,521
Interest bearing	64,374	64,340
Total deposits	98,475	95,861
Securities loaned or sold under repurchase agreements	22,623	28,866
Commercial paper and other short-term borrowings	5,607	6,484
Long-term debt	16,686	17,129
Trading account liabilities	2,456	3,266
Other liabilities	3,317	2,837
Total liabilities	149,164	154,443
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,076,912 shares issued and outstanding at March 31, 2020 and December 31, 2019	132	132
Additional paid-in capital	8,239	8,222
Retained earnings	8,339	8,788
Accumulated other comprehensive loss	(262)	(862)
Total MUAH stockholders' equity	16,448	16,280
Noncontrolling interests	84	87
Total equity	16,532	16,367
Total liabilities and equity	$165,696	$170,810
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580
Net income (loss)	—	—	184	—	(5)	179
Other comprehensive income (loss), net of tax	—	—	—	183	—	183
Compensation—restricted stock units	—	18	—	—	—	18
Other	—	—	5	—	—	5
Net change	—	18	189	183	(5)	385
Balance, March 31, 2019	$132	$8,194	$9,713	$(1,141)	$67	$16,965

Balance, December 31, 2019	$132	$8,222	$8,788	$(862)	$87	$16,367
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	(147)	—	—	(147)
Net income (loss)	—	—	(306)	—	(4)	(310)
Other comprehensive income (loss), net of tax	—	—	—	600	—	600
Compensation—restricted stock units	—	18	—	—	—	18
Other	—	(1)	4	—	1	4
Net change	—	17	(449)	600	(3)	165
Balance, March 31, 2020	$132	$8,239	$8,339	$(262)	$84	$16,532

(1)	For further information see Note 1 to these Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income including noncontrolling interests	$(310)	$179
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	470	38
Depreciation, amortization and accretion, net	165	96
Stock-based compensation—restricted stock units	19	17
Deferred income taxes	(159)	(88)
Net gains on sales of securities	(53)	(1)
Net decrease (increase) in securities borrowed or purchased under resale agreements	8,228	(492)
Net decrease (increase) in securities loaned or sold under repurchase agreements	(6,243)	140
Net decrease (increase) in trading account assets	(1,422)	324
Net decrease (increase) in other assets	(810)	89
Net increase (decrease) in trading account liabilities	(811)	(131)
Net increase (decrease) in other liabilities	454	491
Loans originated for sale	(1,409)	(234)
Net proceeds from sale of loans originated for sale	1,098	612
Pension and other benefits adjustment	(5)	(10)
Other, net	21	(1)
Total adjustments	(457)	850
Net cash provided by (used in) operating activities	(767)	1,029
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	2,537	676
Proceeds from paydowns and maturities of securities available for sale	611	490
Purchases of securities available for sale	(126)	(1,760)
Proceeds from paydowns and maturities of securities held to maturity	539	1,170
Purchases of securities held to maturity	—	(850)
Proceeds from sales of loans	298	121
Net decrease (increase) in loans	(1,829)	(1,002)
Purchases of other investments	(109)	(20)
Other, net	(90)	(204)
Net cash provided by (used in) investing activities	1,831	(1,379)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	2,615	1,927
Net increase (decrease) in commercial paper and other short-term borrowings	(900)	(420)
Proceeds from issuance of long-term debt	505	1,300
Repayment of long-term debt	(948)	(1,886)
Other, net	(1)	—
Change in noncontrolling interests	1	—
Net cash provided by (used in) financing activities	1,272	921
Net change in cash, cash equivalents and restricted cash	2,336	571
Cash, cash equivalents and restricted cash at beginning of period	9,695	8,398
Cash, cash equivalents and restricted cash at end of period	$12,031	$8,969
Cash Paid During the Period For:
Interest	$453	$706
Income taxes, net	29	21
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$73	$71
Securities held to maturity transferred to securities available for sale	—	170
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$11,985	$8,919
Restricted cash included in other assets	46	50
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$12,031	$8,969
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2020 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
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
Allowance for Credit Losses

Allowance for loan losses

Allowance for loan losses is a valuation account that is deducted from the assets’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off.

Management develops and documents its systematic methodology for determining the allowance by first dividing its portfolio into two segments - the commercial segment and consumer segment. The Company further divides its portfolio segments into classes based on initial measurement attributes, risk characteristics or its method of monitoring and assessing credit risk. The classes for the Company include commercial and industrial, commercial mortgage, construction, residential mortgage and home equity, and other consumer loans. While the Company's methodology attributes portions of the allowance to specific portfolio segments and classes, the allowance estimate is provided to cover all credit losses expected in the loan portfolio.

The Company's methodology for estimating the allowance balance uses relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made to account for differences between current and expected future conditions and those reflected in historical loss information. The allowance is measured on a collective basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

The collectively-assessed allowance methodology incorporated an economic forecast over a 36-month period when ASU 2016-13, Measurement of Credit Losses on Financial Instruments, was adopted as of January 1, 2020. Beyond the 36-month economic forecast, the allowance methodology reverted to average historical loss information on a straight-line basis over a 24-month period. However, the economic forecast was shortened to a 24-month period during the first quarter of 2020 due to heightened volatility and uncertainty in the economy due to the emergence of COVID-19. No change was made to the 24-month straight-line reversion to historical loss information. These timeframes are regularly reviewed and approved by management and may be adjusted if economic conditions warrant.

An expected loss approach is used to estimate the collectively-assessed allowance for both the commercial and consumer portfolio segments. Expected loss is calculated as the product of PD, LGD, and EAD modeled parameters that are projected on a monthly basis over the assets’ remaining contractual lives. The sum of each month’s expected loss calculation results in the collectively-assessed allowance estimate. Expected loss models use historical loss information and a variety of economic assumptions to estimate PD, LGD, and EAD. These models are tailored to different loan segments, classes and products by changing the economic variables or their weighting in the calculation used to estimate expected losses.

The allowance is an estimate of expected credit losses over the remaining contractual term of each asset. Expected prepayments are incorporated into the estimation of the EAD for each asset over the asset’s remaining term, which shortens the expected remaining term. Contractual term is not adjusted for expected extensions, renewals, and modifications unless we have a reasonable expectation that a TDR will be executed with a borrower. Credit cards do not have defined contractual terms. In order to estimate the expected credit losses on actively used revolving credit card balances, we make assumptions about expected payments and expected spending on the unconditionally cancelable unfunded amount at the measurement date. Expected spending after the measurement date reduces the expected payments that are allocated to the outstanding balance at the measurement date. Expected credit losses are calculated only on the outstanding balances component at the measurement date, which is amortized by applying the proportion of the expected payment allocated to the outstanding balance. Expected payments applied to the expected spending after the measurement date are effectively excluded from the analysis because unconditionally cancelable unfunded commitments are not reservable.
Loans that do not share risk characteristics are evaluated individually to determine the allowance balance. Loans assessed individually include larger nonaccruing loans within the commercial portfolio, TDRs, reasonably expected TDRs and collateral-dependent loans. Collateral-dependent loans are generally individually-assessed for allowance purposes. Collateral-dependent assets' expected credit losses are assessed when the fair value of the collateral is less than the amortized cost basis of the asset. Collateral-dependent assets are evaluated in this manner when foreclosure is probable, or when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. Estimated costs to sell are included in the estimate when repayment is expected by the sale of the collateral. Collateral-dependent assets are generally secured by real estate collateral. When the discounted cash flow method is used to determine the allowance for individually-assessed loans, management does not adjust the interest rate used to discount expected cash flows to incorporate expected prepayments.
Management implements qualitative adjustments to the collectively-assessed allowance to account for the risks not incorporated in the model between current conditions and those reflected in the historical loss information used to estimate the models. These qualitative factors include changes in credit policies, problem loan trends, identification of new risks not incorporated into the modeling framework, credit concentrations, changes in lending management and other external factors. Qualitative adjustments are also used to adjust the collectively-assessed allowance to account for risks attributed to imprecision in the economic forecast and when risks emerge that impact specific portfolio components (i.e., natural disasters).

TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans' allowance is measured either individually or in pools with similar risk characteristics. The allowance for a TDR loan is measured using the same method as all other loans when evaluated in pools. The allowance for individually assessed TDR loans can be measured using a discounted cash flow methodology, or by evaluating the fair value of the collateral, if collateral dependent. When the value

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

of a concession cannot be measured using a method other than the discounted cash flow method, the value of a concession is measured by discounting the expected future cash flows at the original interest rate of the loan. When we have a reasonable expectation that a TDR loan may be executed with a borrower at the evaluation date, we may modify the allowance calculation to align with the expected modification terms, which may include modifying the expected contractual term.
We do not record an allowance for accrued interest receivable on loans held for investment, which is included in other assets on the consolidated balance sheet. Uncollectible accrued interest is reversed through interest income.

Allowance for Credit Losses on Debt Securities
All securities held to maturity are explicitly or implicitly guaranteed by U.S. government entities or agencies and have a long history of no credit losses. No credit losses are expected on these assets and thus no allowance is estimated on securities held to maturity.
Securities available for sale are composed of assets that are explicitly or implicitly guaranteed by U.S. government entities or agencies and non-agency-backed assets that are highly rated and have not incurred credit losses historically. Unrealized losses on available for sale securities arise from changes in market conditions, not credit losses. Direct purchase bonds are not externally rated but are assessed quarterly to determine whether credit losses exist. Unrealized losses on the direct purchase bonds have arisen from higher current expected returns on capital as compared with required rates of return on capital on the bonds at origination. No credit losses are expected on these assets and thus no allowance is estimated on securities available for sale.

Allowance for Credit Losses on Securities Borrowed or Purchased under Resale Agreements
Securities borrowed or purchased under resale agreements are also subject to allowance estimation, however management has no history of credit losses on these assets and has portfolio monitoring practices that ensure collateral is maintained at appropriate levels. As borrowers have a history of replenishing collateral securing the financial assets, when needed, and are expected to continue to maintain such behavior in the future, no allowance is estimated on these assets, consistent with the practical expedient methodology described in ASC 326-20-35-6. Management reviews these portfolios on a quarterly basis to confirm the conclusion of no allowance for credit losses remains appropriate.

Allowance for Credit Losses on Unfunded Credit Commitments
The Company maintains an allowance for losses on unfunded credit commitments for the contractual term over which we are exposed to credit risk that is not unconditionally cancelable by the Company. The Company's allowance methodology for unfunded credit commitments is the same as that used for the allowance for the other collectively-evaluated assets and includes an estimate of commitments that are expected to fund over the remaining contractual term. The allowance for losses on unfunded credit commitments is classified as other liabilities on the balance sheet, with the changes recognized in the provision for credit losses.
Recently Adopted Accounting Pronouncements

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the CECL model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information, such as reasonable and supportable forecasts, in the entity's assessment of the collectability of financial assets. Lifetime expected credit losses on purchased financial assets with credit deterioration will be recognized as an allowance with an offset to the cost basis of the asset. For available for sale debt securities, the new standard will require recognition of expected credit losses by recognizing

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company adopted the ASU on January 1, 2020, and recorded an increase to the allowance for credit losses of $199 million, primarily due to an increase in the allowance for consumer loans, offset by a $52 million deferred tax asset, and a $147 million cumulative-effect adjustment reduction to retained earnings.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness. The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. The Company adopted the ASU on January 1, 2020. The guidance only affects disclosures in the Notes to the Consolidated Financial Statements and will not affect the Company’s financial position or results of operations.

Note 2—Securities

Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at March 31, 2020 and December 31, 2019 are presented below.

	March 31, 2020				December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$3,293	$258	$—	$3,551	$5,485	$6	$53	$5,438
Mortgage-backed:
U.S. agencies	4,740	67	29	4,778	5,491	13	36	5,468
Residential - non-agency	709	2	10	701	759	5	2	762
Commercial - non-agency	3,563	127	27	3,663	3,461	56	28	3,489
Collateralized loan obligations	1,419	—	91	1,328	1,499	—	8	1,491
Direct bank purchase bonds	906	44	10	940	911	43	18	936
Other	187	—	8	179	202	3	—	205
Total securities available for sale	$14,817	$498	$175	$15,140	$17,808	$126	$145	$17,789

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2020 and December 31, 2019 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed:
U.S. agencies	$511	$7	$1,138	$22	$1,649	$29
Residential - non-agency	478	8	47	2	525	10
Commercial - non-agency	830	27	2	—	832	27
Collateralized loan obligations	984	60	343	31	1,327	91
Direct bank purchase bonds	23	1	273	9	296	10
Other	166	8	—	—	166	8
Total securities available for sale	$2,992	$111	$1,803	$64	$4,795	$175

Note 2—Securities (Continued)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$4,407	$48	$543	$5	$4,950	$53
Mortgage-backed:
U.S. agencies	914	4	2,769	32	3,683	36
Residential - non-agency	127	—	155	2	282	2
Commercial - non-agency	1,669	28	12	—	1,681	28
Collateralized loan obligations	597	2	790	6	1,387	8
Direct bank purchase bonds	118	1	294	17	412	18
Other	25	—	—	—	25	—
Total securities available for sale	$7,857	$83	$4,563	$62	$12,420	$145

At March 31, 2020, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential and commercial mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2020, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2020, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2020, the Company expects to recover the entire amortized cost basis of these securities.
Direct bank purchase bonds are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2020, the Company expects to recover the entire amortized cost basis of these securities.

Note 2—Securities (Continued)

The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2020
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$158	$3,355	$38	$3,551
Mortgage-backed:
U.S. agencies	—	83	1,007	3,688	4,778
Residential - non-agency	—	—	—	701	701
Commercial - non-agency	28	—	1,443	2,192	3,663
Collateralized loan obligations	—	—	376	952	1,328
Direct bank purchase bonds	85	291	469	95	940
Other	10	169	—	—	179
Total securities available for sale	$123	$701	$6,650	$7,666	$15,140

The gross realized gains and losses from sales of available for sale securities for the three months ended March 31, 2020 and 2019 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2020	2019
Gross realized gains	$53	$1

Securities Held to Maturity
At March 31, 2020 and December 31, 2019, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair value of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	March 31, 2020
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,304	$—	$—	$1,304	$22	$—	$1,326
Mortgage-backed:
U.S. agencies	7,660	1	97	7,564	296	1	7,859
Total securities held to maturity	$8,964	$1	$97	$8,868	$318	$1	$9,185

	December 31, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,359	$—	$—	$1,359	$—	$6	$1,353
Mortgage-backed:
U.S. agencies	8,166	—	104	8,062	123	30	8,155
Total securities held to maturity	$9,525	$—	$104	$9,421	$123	$36	$9,508

Note 2—Securities (Continued)

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
The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2020 and December 31, 2019 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2020
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
Mortgage-backed:
U.S. agencies	$124	$—	$1	$3,251	$97	$—	$3,375	$97	$1
Total securities held to maturity	$124	$—	$1	$3,251	$97	$—	$3,375	$97	$1

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$509	$—	$6	$—	$—	$—	$509	$—	$6
Mortgage-backed:
U.S. agencies	1,084	—	9	4,515	104	21	5,599	104	30
Total securities held to maturity	$1,593	$—	$15	$4,515	$104	$21	$6,108	$104	$36

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2020
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$4	$4	$—	$—	$1,300	$1,322	$—	$—	$1,304	$1,326
Mortgage-backed:
U.S. agencies	—	—	687	714	834	863	6,043	6,282	7,564	7,859
Total securities held to maturity	$4	$4	$687	$714	$2,134	$2,185	$6,043	$6,282	$8,868	$9,185

Note 2—Securities (Continued)

Securities Pledged and Received as Collateral
At March 31, 2020 and December 31, 2019, the Company pledged $12.2 billion and $10.5 billion of available for sale and trading securities as collateral, respectively, of which $1.1 billion and $1.0 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, and securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At March 31, 2020 and December 31, 2019, the Company received $24.1 billion and $34.0 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $24.1 billion and $34.0 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $23.0 billion and $32.5 billion at March 31, 2020 and December 31, 2019, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2019 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at March 31, 2020 and December 31, 2019.

(Dollars in millions)	March 31, 2020	December 31, 2019
Loans held for investment:
Commercial and industrial	$29,872	$26,338
Commercial mortgage	16,943	16,895
Construction	1,583	1,511
Lease financing	980	1,001
Total commercial portfolio	49,378	45,745
Residential mortgage and home equity(1)	36,036	38,018
Other consumer(2)	4,372	4,450
Total consumer portfolio	40,408	42,468
Total loans held for investment(3)	89,786	88,213
Allowance for loan losses	(1,152)	(538)
Loans held for investment, net	$88,634	$87,675

(1)	Includes home equity loans of $2,006 million and $2,049 million at March 31, 2020 and December 31, 2019, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

(3)	Includes $279 million and $320 million at March 31, 2020 and December 31, 2019, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Accrued interest receivable on loans held for investment and securities totaled $469 million at March 31, 2020 and is included in the other assets on the consolidated balance sheet.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The provision for loan losses was $448 million for the three months ended March 31, 2020, largely due to the impact of COVID-19 and the corresponding deterioration in the economic environment on the collectively-assessed allowance for credit losses. The provision for loan losses was $274 million and $174 million for the commercial and consumer loan segments, respectively, largely due to economic deterioration observed late in the first quarter of 2020. Downgrades of several obligors also contributed to the commercial segment provision. The economic forecast incorporated management's expectations at March 31, 2020, which included declining gross domestic product, unemployment approaching double digits by June 2020 and lower stock prices in 2020, with a modest recovery emerging in the fourth quarter of 2020 and continuing into subsequent years. The collectively-assessed allowance for credit losses estimate also incorporated management’s qualitatively-determined model adjustment overlays that reflect the anticipated loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs, and additional qualitative adjustments largely driven by estimated impacts of COVID-19 that are not otherwise incorporated into the collectively-assessed modeling methodology. The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended March 31, 2020
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$354	$184	$538
Cumulative effect adjustment from adoption of ASC 326 (1)	76	153	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASC 326 (1)	430	337	767
(Reversal of) provision for loan losses	274	174	448
Loans charged-off	(32)	(41)	(73)
Recoveries of loans previously charged-off	7	3	10
Allowance for loan losses, end of period	$679	$473	$1,152

(1)	For further information see Note 1 to these Consolidated Financial Statements.

	For the Three Months Ended March 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
(Reversal of) provision for loan losses	32	27	—	59
Loans charged-off	(11)	(17)	—	(28)
Recoveries of loans previously charged-off	9	2	—	11
Allowance for loan losses, end of period	$389	$122	$5	$516

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table shows the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2019.

	December 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$43	$12	$—	$55
Collectively evaluated for impairment	311	172	—	483
Total allowance for loan losses	$354	$184	$—	$538

Loans held for investment:
Individually evaluated for impairment	$436	$246	$—	$682
Collectively evaluated for impairment	45,309	42,222	—	87,531
Total loans held for investment	$45,745	$42,468	$—	$88,213

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2020 and December 31, 2019. The nonaccrual loans all have related allowance for credit losses accrued as of March 31, 2020.

(Dollars in millions)	March 31, 2020	December 31, 2019
Commercial and industrial	$103	$175
Commercial mortgage	16	15
Construction	55	—
Total commercial portfolio	174	190
Residential mortgage and home equity	146	137
Other consumer	3	1
Total consumer portfolio	149	138
Total nonaccrual loans	$323	$328
Troubled debt restructured loans that continue to accrue interest	$331	$392
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$145	$171

The following tables show the aging of the balance of loans held for investment by class as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$30,645	$158	$49	$207	$30,852
Commercial mortgage	16,896	45	2	47	16,943
Construction	1,582	1	—	1	1,583
Total commercial portfolio	49,123	204	51	255	49,378
Residential mortgage and home equity	35,680	298	58	356	36,036
Other consumer	4,318	36	18	54	4,372
Total consumer portfolio	39,998	334	76	410	40,408
Total loans held for investment	$89,121	$538	$127	$665	$89,786

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,241	$37	$61	$98	$27,339
Commercial mortgage	16,858	34	3	37	16,895
Construction	1,511	—	—	—	1,511
Total commercial portfolio	45,610	71	64	135	45,745
Residential mortgage and home equity	37,788	179	51	230	38,018
Other consumer	4,400	33	17	50	4,450
Total consumer portfolio	42,188	212	68	280	42,468
Total loans held for investment	$87,798	$283	$132	$415	$88,213

Loans held for investment 90 days or more past due and still accruing interest totaled $18 million at March 31, 2020 and $20 million at December 31, 2019. The following table presents the loans that are 90 days or more past due, but are not on nonaccrual status by loan class.

(Dollars in millions)	March 31, 2020	December 31, 2019
Commercial and industrial	$2	$3
Total commercial portfolio	2	3
Other consumer	16	17
Total consumer portfolio	16	17
Total loans that are 90 days or more past due and still accruing	$18	$20

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	March 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Commercial and industrial:
Pass	$673	$2,680	$2,090	$1,357	$873	$2,372	$17,905	$27,950
Criticized:
Special Mention	49	305	84	61	9	135	594	1,237
Classified	—	5	71	40	—	72	497	685
Total	722	2,990	2,245	1,458	882	2,579	18,996	29,872
Commercial mortgage:
Pass	498	3,913	3,577	2,037	1,869	4,508	111	16,513
Criticized:
Special Mention	—	13	33	2	2	100	—	150
Classified	—	2	5	4	4	265	—	280
Total	498	3,928	3,615	2,043	1,875	4,873	111	16,943
Construction:
Pass	84	612	427	278	35	—	21	1,457
Criticized:
Special Mention	—	4	14	2	8	—	—	28
Classified	—	4	55	13	—	26	—	98
Total	84	620	496	293	43	26	21	1,583
Lease financing:
Pass	48	256	1	1	51	522	—	879
Criticized:
Special Mention	—	—	—	—	—	89	—	89
Classified	—	12	—	—	—	—	—	12
Total	48	268	1	1	51	611	—	980
Total commercial portfolio	$1,352	$7,806	$6,357	$3,795	$2,851	$8,089	$19,128	$49,378

	December 31, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$26,210	$636	$493	$27,339
Commercial mortgage	16,569	114	212	16,895
Construction	1,399	50	62	1,511
Total commercial portfolio	$44,178	$800	$767	$45,745

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $3 million of loans covered by FDIC loss share agreements at December 31, 2019.

Payment Status	March 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
Accrual	$666	$5,905	$4,315	$7,918	$7,035	$8,783	$1,268	$35,890
Nonaccrual	—	2	3	7	8	121	5	146
Total	666	5,907	4,318	7,925	7,043	8,904	1,273	36,036
Other consumer:
Accrual	513	2,567	863	74	11	43	298	4,369
Nonaccrual	—	—	—	—	1	2	—	3
Total	513	2,567	863	74	12	45	298	4,372
Total consumer portfolio	$1,179	$8,474	$5,181	$7,999	$7,055	$8,949	$1,571	$40,408

	December 31, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$37,878	$137	$38,015
Other consumer	4,449	1	4,450
Total consumer portfolio	$42,327	$138	$42,465

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at March 31, 2020 and December 31, 2019. The December 31, 2019 amounts presented reflect unpaid principal balances less partial charge-offs.

FICO Scores	March 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
720 and Above	$430	$5,039	$3,521	$6,660	$5,948	$7,005	$1,001	$29,604
Below 720	45	848	703	1,103	880	1,585	259	5,423
No FICO Available(1)	191	20	94	162	215	314	13	1,009
Total	666	5,907	4,318	7,925	7,043	8,904	1,273	36,036
Other consumer loans:
720 and Above	302	1,471	500	43	7	8	130	2,461
Below 720	211	1,096	363	31	5	5	166	1,877
No FICO Available(1)	—	—	—	—	—	32	2	34
Total	513	2,567	863	74	12	45	298	4,372
Total consumer portfolio	$1,179	$8,474	$5,181	$7,999	$7,055	$8,949	$1,571	$40,408
Percentage of total	3%	21%	13%	20%	17%	22%	4%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$31,441	$5,742	$454	$37,637
Other consumer	2,567	1,841	3	4,411
Total consumer portfolio	$34,008	$7,583	$457	$42,048
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

LTV Ratios	March 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
80% or below	$662	$5,093	$3,819	$7,799	$7,030	$8,809	$1,112	$34,324
80% to 100%	4	812	494	124	12	54	155	1,655
100% or more	—	—	3	—	—	9	1	13
No LTV Available(1)	—	2	2	2	1	32	5	44
Total	666	5,907	4,318	7,925	7,043	8,904	1,273	36,036
Total consumer portfolio	$666	$5,907	$4,318	$7,925	$7,043	$8,904	$1,273	$36,036
Percentage of total	2%	16%	12%	22%	20%	25%	3%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2019
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage and home equity	$35,893	$1,689	$12	$43	$37,637
Total consumer portfolio	$35,893	$1,689	$12	$43	$37,637
Percentage of total	95%	5%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of March 31, 2020 and December 31, 2019. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $33 million and $61 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2020 and December 31, 2019, respectively.

(Dollars in millions)	March 31, 2020	December 31, 2019
Commercial and industrial	$59	$140
Commercial mortgage	168	168
Construction	62	62
Total commercial portfolio	289	370
Residential mortgage and home equity	186	192
Other consumer	1	1
Total consumer portfolio	187	193
Total restructured loans	$476	$563

For the first quarter of 2020, TDR modifications in the commercial portfolio segment were substantially composed of maturity extensions and conversions of revolving lines of credit into fixed terms. In the consumer portfolio segment, modifications were largely composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for the three months ended March 31, 2020 and March 31, 2019. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three months ended March 31, 2020 and 2019.

	For the Three Months Ended March 31, 2020
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$3	$3
Total commercial portfolio	3	3
Residential mortgage and home equity	1	1
Total consumer portfolio	1	1
Total	$4	$4

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended March 31, 2019
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$41	$41
Commercial mortgage	2	2
Total commercial portfolio	43	43
Residential mortgage and home equity	5	5
Total consumer portfolio	5	5
Total	$48	$48

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2020 and 2019, and where the default occurred within the first twelve months after modification into a TDR were de minimis. A payment default is defined as the loan being 60 days or more past due.

For loans in the consumer portfolio in which allowance for loan losses is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses.

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020 the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. For COVID-19 related loan modifications which occurred from March 1, 2020, through March 31, 2020, and met the loan modification criteria under either the CARES Act or the criteria specified by the regulatory agencies, we elected to suspend TDR accounting for such loan modifications.

Note 3—Loans and Allowance for Loan Losses (Continued)

Loans Held for Sale

The following tables present transfers from loans held for investment to loans held for sale, transfers from loans held for sale to loans held for investment, sales of loans held for sale, and sales of loans held for investment during the three months ended March 31, 2020 and 2019 for the commercial and consumer loan portfolio segments.

	Transfers from LHFI to LHFS
	For the Three Months Ended March 31, 2020
(Dollars in millions)	Amortized Cost of LHFI	Amortized Cost of LHFS
Commercial portfolio	$114	$114
Total	$114	$114

Transfers from LHFS to LHFI
For the Three Months Ended March 31, 2020
(Dollars in millions)	Amortized Cost
Commercial portfolio	$36
Consumer portfolio	5
Total	$41

	Sales of LHFS
	For the Three Months Ended March 31, 2020
(Dollars in millions)	Amortized Cost Derecognized	Proceeds from Sale	Gain (Loss) on Sales
Commercial portfolio	$751	$752	$3
Consumer portfolio	544	553	8
Total	$1,295	$1,305	$11

	Sales of LHFI
	For the Three Months Ended March 31, 2020
(Dollars in millions)	Amortized Cost Derecognized	Proceeds from Sale	Gain (Loss) on Sales
Commercial portfolio	$89	$91	$2
Total	$89	$91	$2

	For the Three Months Ended March 31,
	2019
(Dollars in millions)	Net Transfer of LHFI to (from) LHFS	Proceeds from Sale
Commercial portfolio	$71	$121
Total	$71	$121

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$94	$94	$36	$36
Leasing investments	339	116	455	8	8
Total consolidated VIEs	$339	$210	$549	$44	$44

	December 31, 2019
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$96	$96	$36	$36
Leasing investments	349	117	466	9	9
Total consolidated VIEs	$349	$213	$562	$45	$45

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at March 31, 2020 and December 31, 2019. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the three months ended March 31, 2020 and March 31, 2019, the Company had noncash increases in unfunded commitments on LIHC investments of $52 million and $55 million, respectively, included within other liabilities.

	March 31, 2020
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$27	$231	$898	$1,156	$189	$189	$1,156
Renewable energy investments	—	—	1,321	1,321	—	—	1,341
Other investments	—	7	73	80	4	4	157
Total unconsolidated VIEs	$27	$238	$2,292	$2,557	$193	$193	$2,654

	December 31, 2019
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$27	$219	$872	$1,118	$148	$148	$1,118
Renewable energy investments	—	—	1,256	1,256	—	—	1,276
Other investments	—	13	69	82	4	4	163
Total unconsolidated VIEs	$27	$232	$2,197	$2,456	$152	$152	$2,557

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three months ended March 31, 2020 and 2019.

	For the Three Months Ended
	March 31, 2020	March 31, 2019
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$1	$2
Amortization of LIHC investments included in income tax expense	31	34
Tax credits and other tax benefits from LIHC investments included in income tax expense	36	45

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

Note 5—Securities Financing Arrangements
The Company enters into repurchase agreements and securities lending agreements to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Under these agreements and transactions, the Company either receives or provides collateral in the form of securities. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. In certain cases, the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty. For additional information related to securities pledged and received as collateral, refer to Note 2 "Securities" to these Consolidated Financial Statements.

The following table presents the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of March 31, 2020 and December 31, 2019.

	March 31, 2020					December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase
U.S. Treasury and government agencies	$7,734	$1,146	$1,109	$511	$10,500	$12,219	$2,237	$385	$102	$14,943
Mortgage-backed:
U.S. agencies	6,788	400	5,685	250	13,123	5,322	1,582	7,126	—	14,030
Corporate debt	354	—	1,201	—	1,555	688	24	1,161	—	1,873
Other debt	410	50	529	—	989	327	—	533	—	860
Equity	477	—	379	—	856	1,400	349	456	—	2,205
Total	$15,763	$1,596	$8,903	$761	$27,023	$19,956	$4,192	$9,661	$102	$33,911
Securities loaned:
Corporate bonds	10	—	—	—	10	2	—	—	—	2
Equity	68	—	—	—	68	257	236	—	—	493
Total	$78	$—	$—	$—	$78	$259	$236	$—	$—	$495

Note 5—Securities Financing Arrangements (Continued)

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

The following tables present the offsetting of financial assets and liabilities as of March 31, 2020 and December 31, 2019.

	March 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,697	$705	$1,992	$65	$—	$1,927
Securities borrowed or purchased under resale agreements	20,193	4,478	15,715	15,635	—	80
Total	$22,890	$5,183	$17,707	$15,700	$—	$2,007
Financial Liabilities:
Derivative liabilities	$1,185	$663	$522	$190	$1	$331
Securities loaned or sold under repurchase agreements	27,101	4,478	22,623	21,781	—	842
Total	$28,286	$5,141	$23,145	$21,971	$1	$1,173

	December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,233	$264	$969	$26	$—	$943
Securities borrowed or purchased under resale agreements	29,483	5,540	23,943	23,844	—	99
Total	$30,716	$5,804	$24,912	$23,870	$—	$1,042
Financial Liabilities:
Derivative liabilities	$523	$306	$217	$129	$1	$87
Securities loaned or sold under repurchase agreements	34,406	5,540	28,866	27,957	—	909
Total	$34,929	$5,846	$29,083	$28,086	$1	$996

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	March 31, 2020	December 31, 2019
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 1.56% and 1.98% at March 31, 2020 and December 31, 2019, respectively	$335	$58
Federal Home Loan Bank advances, with a weighted average interest rate of 0.86% and 1.86% at March 31, 2020 and December 31, 2019, respectively	4,700	6,100
Total debt issued by MUB	5,035	6,158
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 1.98% and 2.27% at March 31, 2020 and December 31, 2019, respectively	53	69
Short-term debt due to affiliates, with weighted average interest rates of (-0.09)% and (-0.10)% at March 31, 2020 and December 31, 2019, respectively	519	257
Total debt issued by other MUAH subsidiaries	572	326
Total commercial paper and other short-term borrowings	$5,607	$6,484

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.5 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an irrevocable extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At March 31, 2020, MUSA had JPY 56 billion (519 million USD equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	March 31, 2020	December 31, 2019
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$399	$399
Fixed rate 3.00% notes due February 2025	398	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 1.68% at March 31, 2020 and 3.03% at December 31, 2019	3,250	3,250
Floating rate debt due December 2022. This note, which bears interest at 0.97% above 3-month LIBOR, had a rate of 1.75% at March 31, 2020 and 3.07% at December 31, 2019	125	125
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 1.77% at March 31, 2020 and 3.12% at December 31, 2019	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.94% above 3-month LIBOR, had a rate of 1.72% at March 31, 2020 and 2.82% at December 31, 2019	1,765	1,765
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at March 31, 2020 and 0.76% at December 31, 2019	24	24
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 2.44% at March 31, 2020 and 3.59% at December 31, 2019	37	37
Total debt issued by MUAH	7,623	7,622
Debt issued by MUB
Senior debt:
Fixed rate 2.10% notes due December 2022	698	698
Floating rate debt due December 2022. These notes which bear interest at 0.71% above the Secured Overnight Financing Rate had a rate of 0.72% at March 31, 2020 and 2.26% at December 31, 2019	299	300
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 1.60% at March 31, 2020 and 2.49% at December 31, 2019	300	300
Variable rate FHLB of San Francisco advances due November 2020. These notes bear a combined weighted average rate of 0.92% at March 31, 2020 and 1.90% at December 31, 2019	1,100	1,100
Fixed rate 3.15% notes due April 2022	998	998
Fixed rate FHLB of San Francisco advances due March 2025. These notes bear a combined weighted average rate of 2.83% at March 31, 2020 and 2.95% at December 31, 2019	5,100	5,500
Other	13	13
Total debt issued by MUB	8,508	8,909
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 1.45% at March 31, 2020 and 1.94% at December 31, 2019	250	250
Various fixed rate borrowings due between September 2020 and June 2023 with a weighted average interest rate of 2.29% (between 1.71% and 2.44%) at March 31, 2020 and 2.22% (between 1.68% and 2.44%) at December 31, 2019	109	137
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 2.17% at March 31, 2020 and 2.17% at December 31, 2019	3	3
Fixed rate non-recourse borrowings due between March 2020 and July 2023 which had an interest rate of 3.17% (between 1.96% and 3.72%) at March 31, 2020 and 3.07% (between 1.96% and 3.72%) at December 31, 2019	147	166
Other non-recourse debt:
Various floating rate non-recourse borrowings due December 2023. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 3.05% at March 31, 2020 and 3.93% at December 31, 2019	17	13
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at March 31, 2020 and 5.34% December 31, 2019	29	29
Total debt issued by other MUAH subsidiaries	555	598
Total long-term debt	$16,686	$17,129

Note 7—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at March 31, 2020 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2020	$—	$1,726	$173	$1,899
2021	—	1,925	176	2,101
2022	3,774	2,794	40	6,608
2023	3,414	1,550	137	5,101
2024	—	—	—	—
Thereafter	435	513	29	977
Total long-term debt	$7,623	$8,508	$555	$16,686

Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For additional information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, and information about the Company's valuation processes, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2019 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability and reliability of the information used to determine fair value. For additional information related to the fair value hierarchy, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2019 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, by major category and by valuation hierarchy level.

	March 31, 2020					December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$1,706	$—	$—	$1,706	$—	$2,393	$—	$—	$2,393
Mortgage-backed:
U.S. agencies	—	6,611	—	—	6,611	—	5,376	—	—	5,376
Corporate debt	—	1,110	—	—	1,110	—	1,212	—	—	1,212
Other debt	—	361	—	—	361	—	306	—	—	306
Equity	40	—	—	—	40	127	—	—	—	127
Derivative contracts	28	2,616	3	(676)	1,971	16	1,195	8	(256)	963
Total trading account assets	68	12,404	3	(676)	11,799	143	10,482	8	(256)	10,377
Securities available for sale:
U.S. Treasury and government agencies	—	3,551	—	—	3,551	—	5,438	—	—	5,438
Mortgage-backed:
U.S. agencies	—	4,778	—	—	4,778	—	5,468	—	—	5,468
Residential - non-agency	—	701	—	—	701	—	762	—	—	762
Commercial - non-agency	—	3,647	16	—	3,663	—	3,471	18	—	3,489
Collateralized loan obligations	—	1,328	—	—	1,328	—	1,491	—	—	1,491
Direct bank purchase bonds	—	—	940	—	940	—	—	936	—	936
Other	—	12	167	—	179	—	28	177	—	205
Total securities available for sale	—	14,017	1,123	—	15,140	—	16,658	1,131	—	17,789
Other assets:
Mortgage servicing rights	—	—	164	—	164	—	—	270	—	270
Loans held for sale	—	—	46	—	46	—	—	42	—	42
Derivative contracts	—	39	11	(29)	21	—	10	4	(8)	6
Equity securities	10	—	—	—	10	10	—	—	—	10
Total other assets	10	39	221	(29)	241	10	10	316	(8)	328
Total assets	$78	$26,460	$1,347	$(705)	$27,180	$153	$27,150	$1,455	$(264)	$28,494
Percentage of total	—%	97%	5%	(2)%	100%	1%	95%	5%	(1)%	100%
Percentage of total Company assets	—%	15%	1%	—%	16%	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$1,284	$—	$—	$1,284	$—	$2,299	$—	$—	$2,299
Corporate debt	—	625	—	—	625	—	646	—	—	646
Other debt	—	5	—	—	5	—	4	—	—	4
Equity	37	—	—	—	37	105	—	—	—	105
Derivatives contracts	35	1,110	3	(643)	505	11	499	8	(306)	212
Total trading account liabilities	72	3,024	3	(643)	2,456	116	3,448	8	(306)	3,266
Other liabilities:
FDIC clawback liability	—	—	122	—	122	—	—	121	—	121
Derivatives contracts	—	34	2	(20)	16	—	2	3	—	5
Total other liabilities	—	34	124	(20)	138	—	2	124	—	126
Total liabilities	$72	$3,058	$127	$(663)	$2,594	$116	$3,450	$132	$(306)	$3,392
Percentage of total	3%	118%	5%	(26)%	100%	3%	102%	4%	(9)%	100%
Percentage of total Company liabilities	—%	2%	—%	—%	2%	—%	2%	—%	—%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019. Level 3 securities available for sale at March 31, 2020 and 2019 primarily consist of direct bank purchase bonds.

	For the Three Months Ended
	March 31, 2020					March 31, 2019
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$8	$1,131	$316	$(8)	$(124)	$13	$1,331	$277	$(13)	$(118)
Total gains (losses) - realized/unrealized):
Included in income before taxes	(3)	—	(100)	3	—	2	—	(31)	(2)	(1)
Included in other comprehensive income	—	(3)	—	—	—	—	11	—	—	—
Purchases/additions	—	1	5	—	—	—	2	140	—	—
Settlements	(2)	(6)	—	2	—	(3)	(76)	—	3	—
Asset (liability) balance, end of period	$3	$1,123	$221	$(3)	$(124)	$12	$1,268	$386	$(12)	$(119)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(3)	$—	$(100)	$3	$—	$2	$—	$(31)	$(2)	$(1)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2020.

	March 31, 2020
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$940	Return on equity	Market-required return on capital	8.0 - 10.0%	9.9%
			Probability of default	0.0 - 25.0	0.4
			Loss severity	10.0 - 45.0	20.1

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2020 and 2019 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2020				For the Three Months Ended March 31, 2020
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$70	$—	$—	$70	$(9)
Other assets	416	—	—	416	(43)
Total	$486	$—	$—	$486	$(52)

	March 31, 2019				For the Three Months Ended March 31, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$346	$—	$—	$346	$(15)
Other assets	7	—	—	7	(5)
Total	$353	$—	$—	$353	$(20)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at March 31, 2020 and December 31, 2019.

	March 31, 2020
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$11,985	$11,985	$11,985	$—	$—
Securities borrowed or purchased under resale agreements	15,715	15,723	—	15,723	—
Securities held to maturity	8,868	9,185	—	9,185	—
Loans held for investment(1)	87,678	88,816	—	—	88,816
Other assets	46	46	46	—	—
Liabilities
Time deposits	$14,157	$14,236	$—	$14,236	$—
Securities loaned or sold under repurchase agreements	22,623	22,626	—	22,626	—
Commercial paper and other short-term borrowings	5,607	5,607	—	5,607	—
Long-term debt	16,686	16,893	—	16,893	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$84	$252	$—	$—	$252

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,641	$9,641	$9,641	$—	$—
Securities borrowed or purchased under resale agreements	23,943	23,946	—	23,946	—
Securities held to maturity	9,421	9,508	—	9,508	—
Loans held for investment(1)	86,687	87,506	—	—	87,506
Other assets	54	54	54	—	—
Liabilities
Time deposits	$15,651	$15,691	$—	$15,691	$—
Securities loaned or sold under repurchase agreements	28,866	28,866	—	28,866	—
Commercial paper and other short-term borrowings	6,484	6,484	—	6,484	—
Long-term debt	17,129	17,344	—	17,344	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$87	$280	$—	$—	$280

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of March 31, 2020 and December 31, 2019. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2020			December 31, 2019
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$13,303	$—	$1	$13,319	$—	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	182,060	2,217	938	214,805	981	446
Commodity contracts	9	—	—	9	—	—
Foreign exchange contracts	13,181	427	207	11,219	230	64
Equity contracts	54	3	3	72	8	8
Other contracts	9	—	—	72	—	—
Total trading	195,313	2,647	1,148	226,177	1,219	518
Other risk management	3,233	50	36	1,948	14	5
Total derivative instruments	$211,849	$2,697	$1,185	$241,444	$1,233	$523
We recognized net gains of $23 million on other risk management derivatives for the three months ended March 31, 2020, and net losses of $9 million on other risk management derivatives for the three months ended March 31, 2019, which are included in other noninterest income.

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
The Company used interest rate derivatives with an aggregate notional amount of $13.3 billion at March 31, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $53 million at March 31, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At March 31, 2020, the weighted average remaining life of the active cash flow hedges was 2.8 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At March 31, 2020, the Company expects to reclassify approximately $65 million of income from AOCI to net interest income during the twelve months ending March 31, 2021. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2020.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three months ended March 31, 2020 and 2019.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2020	2019	Location	2020	2019
Derivatives in cash flow hedging relationships
			Interest income	$(19)	$(19)
Interest rate contracts	$423	$14	Interest expense	—	—
Total	$423	$14		$(19)	$(19)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three months ended March 31, 2020 and 2019.

	Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended
(Dollars in millions)	March 31, 2020	March 31, 2019
Trading derivatives
Interest rate contracts	$(59)	$(35)
Equity contracts	4	4
Foreign exchange contracts	18	11
Total	$(37)	$(20)

Offsetting Financial Assets and Liabilities
The Company primarily enters into derivative contracts with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Credit Support Annex Agreements. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, refer to Note 5 "Securities Financing Arrangements" to these Consolidated Financial Statements.

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended March 31, 2020 and 2019.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2020
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$423	$(111)	$312
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	19	(5)	14
Net change	442	(116)	326
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	396	(104)	292
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(53)	14	(39)
Amortization of net unrealized (gains) losses on held to maturity securities	7	(2)	5
Net change	350	(92)	258
Pension and other benefits:
Amortization of prior service credit(1)	(7)	2	(5)
Recognized net actuarial (gain) loss(1)	28	(7)	21
Pension and other benefits arising during the year
Net change	21	(5)	16
Net change in AOCI	$813	$(213)	$600

(1)	These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 to these Consolidated Financial Statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$14	$(4)	$10
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	19	(5)	14
Net change	33	(9)	24
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	200	(52)	148
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(1)	—	(1)
Amortization of net unrealized (gains) losses on held to maturity securities	7	(2)	5
Net change	206	(54)	152
Pension and other benefits:
Amortization of prior service credit (1)	(10)	3	(7)
Recognized net actuarial (gain) loss(1)	18	(5)	13
Net change	8	(2)	6
Other	2	(1)	1
Net change in AOCI	$249	$(66)	$183

(1)	These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 to these Consolidated Financial Statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

For the Three Months Ended March 31, 2019 and 2020:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	10	148	—	—	1	159
Amounts reclassified from AOCI	14	4	—	6	—	24
Balance, March 31, 2019	$(196)	$(221)	$—	$(724)	$—	$(1,141)
Balance, December 31, 2019	$(115)	$(93)	$—	$(654)	$—	$(862)
Other comprehensive income (loss) before reclassifications	312	292	—	—	—	604
Amounts reclassified from AOCI	14	(34)	—	16	—	(4)
Balance, March 31, 2020	$211	$165	$—	$(638)	$—	$(262)

Note 11—Employee Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2020 and 2019. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$21	$19	$—	$1	$—	$—
Interest cost	24	29	2	2	1	1
Expected return on plan assets	(67)	(64)	(5)	(4)	—	—
Amortization of prior service credit	(7)	(6)	—	(4)	—	—
Recognized net actuarial loss	28	15	—	2	1	1
Total net periodic benefit (income) cost	$(1)	$(7)	$(3)	$(3)	$2	$2

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	March 31, 2020
Commitments to extend credit	$32,959
Issued standby and commercial letters of credit	4,103
Commitments to enter into forward-starting resale agreements	887
Other commitments	601
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have remaining terms of 1 year or less. At March 31, 2020, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of March 31, 2020, the current exposure to loss under these contracts totaled $64 million, and the maximum potential exposure to loss in the future was estimated at $82 million.
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

Note 13—Business Segments
The Company has four reportable segments: Regional Bank, Global Corporate & Investment Banking - U.S., Transaction Banking, and MUSA. The Company uses various management accounting methodologies to measure the performance of its segments. Unlike GAAP, there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were separate economic entities.
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
    Consumer Banking serves consumers and small businesses through 341 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. Products and services include checking and other deposit accounts; residential mortgage loans; consumer loans; home equity lines of credit; credit cards; bill and loan payment services; and merchant services.

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

Wealth Markets serves corporate, institutional, non-profit and individual clients. Capabilities include Wealth Planning and Trust & Estate Services; Investment Management through the Bank and through HighMark Capital Management, Inc., an SEC-registered investment advisory firm wholly-owned by the Bank; Brokerage services through UnionBanc Investment Services, LLC, an SEC-registered broker-dealer/investment advisory firm wholly-owned by the Bank; and Private Wealth Management.

PurePoint Financial is a national online direct bank deposit platform offering consumer savings accounts and CD products with services provided through the online platform and a call center.

Note 13—Business Segments (Continued)

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
Other
"Other" includes the MUFG Fund Services segment, Markets segment, Japanese Corporate Banking segment and Corporate Treasury. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. The Japanese Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional information regarding these risk management activities, see "Market Risk Management" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Form 10 K.
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

Note 13—Business Segments (Continued)

As of and for the Three months ended March 31, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$545	$112	$60	$66	$(9)	$774
Noninterest income	128	86	14	51	333	612
Total revenue	673	198	74	117	324	1,386
Noninterest expense	530	120	55	116	380	1,201
(Reversal of) provision for loan losses	367	110	—	—	(7)	470
Income (loss) before income taxes and including noncontrolling interests	(224)	(32)	19	1	(49)	(285)
Income tax expense (benefit) (1)	(41)	(23)	4		85	25
Net income (loss) including noncontrolling interests	(183)	(9)	15	1	(134)	(310)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	4	4
Net income (loss) attributable to MUAH	$(183)	$(9)	$15	$1	$(130)	$(306)

Total assets, end of period	$74,068	$23,037	$1,399	$27,534	$39,658	$165,696

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three months ended March 31, 2019:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$571	$100	$68	$35	$9	$783
Noninterest income	129	88	15	93	307	632
Total revenue	700	188	83	128	316	1,415
Noninterest expense	539	111	73	123	324	1,170
(Reversal of) provision for loan losses	47	(6)	(1)	—	(2)	38
Income (loss) before income taxes and including noncontrolling interests	114	83	11	5	(6)	207
Income tax expense (benefit) (1)	25	13	3	—	(13)	28
Net income (loss) including noncontrolling interests	89	70	8	5	7	179
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	5	5
Net income (loss) attributable to MUAH	$89	$70	$8	$5	$12	$184

Total assets, end of period	$74,396	$20,719	$797	$33,930	$40,865	$170,707

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2019 Form 10-K, which is incorporated by reference herein, in addition to the following information.

Industry Factors

The COVID-19 pandemic has adversely impacted our business and results of operations, and the ultimate impact of the pandemic on the U.S. and global economies, and on our business, results of operations and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted; however, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material

The COVID-19 pandemic has adversely impacted our business and results of operation, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and responsive actions taken by governmental and regulatory authorities. The pandemic and related governmental actions have negatively impacted the U.S. and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus. Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of COVID-19. During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic. Also, during March 2020, in response to the pandemic, the Federal Reserve reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S. There can be no assurance that these and other governmental measures will be effective or achieve their desired results in a timely fashion.

In response to the pandemic, among other actions, the Bank has offered payment relief options to customers that include the option to select an initial three-month forbearance plan for our mortgage and home equity line of credit clients impacted by the COVID-19 outbreak, business loan support through participation in the SBA PPP or other relief borrowing or lending programs, flexible relief programs for our consumer and business credit card clients, including payment deferral, delinquency removal and late fee waivers, and fee refunds, including for overdraft, non-sufficient funds, monthly service charges and ATM fees, for our consumer and business deposit product customers. We expect that the overall impact of these measures on our results of operations will be material and adverse to a degree which cannot be quantified at this time. Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses.

The pandemic, the early economic effects of which began to be felt late in the first quarter 2020, will adversely affect our revenue, and continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. As the economic impacts of the pandemic continue, we may need to shift the mix of our loan portfolio. We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-

specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. Certain of these industries, such as the retail industry and the energy industry, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in resulting in higher nonperforming assets and elevated levels of charge-offs. The pandemic has recently caused global demand for crude oil to plummet and oil futures prices to fall below zero. Continued or worsening volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

Our business operations may also be disrupted if significant portions of our workforce, including employees of our third-party service providers, are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We have already temporarily closed certain of our branches and offices, and a significant number of our employees are now working remotely rather than in our offices and branches. Remote work arrangements may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third-parties. The governmental restrictions on non-essential business travel can also be expected to adversely impact our bi-coastal and multi-state operations. The pandemic could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or members of our Board of Directors, making it more difficult to conduct meetings for the management of our affairs. The operations of our clients, customers, suppliers, third party service providers and business partners have also been, and are likely to be further, adversely impacted.

We may also experience financial losses due to a number of operational factors, including, among others: challenges to the availability and reliability of our network due to changes to normal operations or third party disruptions, including potential outages at network providers, call centers and other suppliers; increased cyber fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and new or additional regulatory requirements, which could require additional resources and costs to address. Various banks who participated in the SBA PPP program or other relief borrowing or lending programs have or may have become the subject of purported class-action litigation regarding their activities under the program; there can be no assurance that such litigation will not be brought against other banks who participate in such programs, including the Bank.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. Market conditions due to the pandemic could also adversely impact our credit ratings. A substantial majority of our assets, deposits and interest and fee income are generated in California. The California state government continues to require residents to shelter in place and to keep non-essential businesses closed in response to COVID-19, as do the state governments in Washington and Oregon. Given that a large portion of our business is generated on the West Coast, a prolonged reduction in economic activity in this region could have an adverse impact, which could be material, on our business, results of operations and financial condition.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, results of operations and financial condition, or on the U.S. or global economies or our market areas in particular. Given the many challenges and uncertainties resulting from the coronavirus pandemic, there is a risk that conditions will be substantially different than we are currently expecting. However, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in the “Risk Factors” section in Item 1A. of Part I our 2019 Form 10-K and in this Report on Form 10-Q.

The COVID-19 pandemic and related governmental and regulatory actions have negatively impacted the U.S. and global economies, significantly increased economic uncertainty and reduced economic activity, resulting in recessionary economic and financial market conditions, which are likely to have resultant adverse consequences for the U.S. financial services industry and for MUAH

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, the early economic effects of which began to be felt late in the first quarter 2020, have negatively impacted the U.S. and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus. During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic. Also, during March 2020, in response to the pandemic, the Federal Reserve reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S. There can be no assurance that these and other governmental measures will be effective or achieve their desired results in a timely fashion.

The various governmental stimulus measures introduced in response to the COVID-19 pandemic have increased, and can be expected to continue to increase, federal budget deficits and the national debt level, while tax revenue can be expected to decline along with economic activity. These events can be expected to adversely affect the long-term sovereign credit rating of United States debt, and downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S., which could, in turn, have adverse consequences for borrowers and the level of business activity. These developments could also create further challenges for the securities business conducted by MUSA, which relies upon both the credit quality of bonds issued by the U.S. federal government and the smooth functioning of the markets using such bonds as collateral, as the COVID-19 pandemic has created significant volatility and disruption in financial markets.

The extent to which the COVID-19 outbreak ultimately impacts the national and global economies will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the U.S and global economies may continue to experience materially adverse impacts and continuing or worsening recessionary conditions. We do not yet know the full extent of the impacts of the COVID-19 pandemic on the U.S. or global economies or our market areas in particular; however, the pandemic may result in prolonged continuing or worsening recessionary economic and financial market conditions, which are likely to have adverse consequences, which could be material, for the U.S. financial services industry and for MUAH.

Company Factors

California economic conditions, have been, and can reasonably be expected to continue to be, adversely affected by the COVID-19 pandemic, which could adversely affect our business
A substantial majority of our assets, deposits and interest and fee income is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.
In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter in place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses. The shelter in place order does not have a specific termination date. Given the many uncertainties and challenges resulting from the coronavirus pandemic, it is difficult to predict when this shelter in place order will be lifted, and the timing of when, and the extent to which, normal economic and operating conditions can resume in the state.
In the U.S. generally, and in California in particular, the pandemic has significantly increased economic uncertainty, reduced economic activity and increased unemployment levels. While many financial institutions, including the Bank, have offered payment relief to mortgage and home equity line of credit customers impacted by the COVID-19 outbreak, among other customer-related responses, the pandemic may significantly affect the commercial and residential real estate markets in the U.S. generally, and in California and our other market areas in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral. There can be no assurance that home prices in California and our other market areas will not decline as a result of the recessionary financial and market conditions created by the COVID-19 pandemic.
In addition, although the State of California has historically experienced budget shortfalls or deficits, during the past several years, California’s budgetary situation improved considerably. However, the various economic and health measures introduced by the legislature and the governor of the State of California in response to the COVID-19 pandemic have increased state spending at a time when the current economic slowdown can be expected to result in reduced state tax revenues, perhaps for a prolonged period.
Also, municipalities and other governmental units within California have experienced budgetary difficulties and several California municipalities filed for protection under the Bankruptcy Code. As a result, concerns have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units. If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units recur or economic conditions in California decline, we expect that our level of problem assets could increase and our prospects for growth could be impaired.
For a number of years in the past decade, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

Our credit ratings are important in order to maintain liquidity
Major credit rating agencies regularly evaluate and provide credit ratings of the securities of MUAH and the securities and deposits of MUB and also provide entity ratings for MUAH, MUB and MUSA. Their ratings of our long-term and short-term debt obligations and of our deposits and our entity ratings are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, changes to credit rating methodologies and the ongoing assessment of our current and expected satisfaction of various rating criteria, no assurance can be given that we will maintain our current ratings. Further, as a result of the COVID-19 pandemic and concerns over the financial impacts of the virus outbreak on the U.S. and global economies and the credit effects on companies, the major credit rating agencies may reevaluate and revise the outlook or credit ratings for many companies, including MUAH, which could result in a negative ratings action or downgrade.

If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us, thereby curtailing our business operations and reducing our ability to generate income. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management" in Part II, Item 7. of our 2019 Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management” in Part I, Item 2. of this Form 10-Q.
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
Adverse changes in the credit ratings, operations or prospects of our parent companies, MUFG Bank, Ltd. and MUFG, could also adversely impact our credit ratings. In April 2020, Fitch placed the ratings of MUAH, MUB and MUSA on ratings watch negative as a result of Fitch’s downgrade of MUFG’s ratings to A-/F1 outlook stable from A/F1 outlook negative. This action follows Fitch’s recent revision of the U.S. Bank Sector Outlook and Rating Outlook, both to negative from stable, driven by concerns over the financial impact from COVID-19. On May 1, 2020, Fitch affirmed MUAH, MUB and MUSA's long and short-term ratings. The ratings watch negative was removed on the long-term rating and a negative outlook was assigned. The negative outlook reflects Fitch's view that there are significant operating environment challenges due to the disruption to economic activity and financial markets from the coronavirus pandemic. In April 2020, S&P revised the outlook on MUFG to stable from positive due to S&P’s expectation that economic strain from the COVID–19 pandemic will put prolonged pressure on asset quality and revenue lowering the likelihood of being upgraded. Subsequently, S&P revised MUAH, MUB, and MUSA’s outlook to stable from positive. The stable outlook reflects S&P’s expectation that MUAH will remain a core banking subsidiary of MUFG. Furthermore, any change in MUAH’s stand–alone credit profile will not affect MUAH's credit rating, which, S&P believes will remain closely tied to MUFG. For additional information, refer to Part I, Item 1A. "Risk Factors" in our 2019 Form 10-K under the caption “MUFG Bank Ltd.’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations”.

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
The Bank relies on vendors providing overseas delivery centers in India for some of its support services. The Government of India has imposed a nation-wide quarantine in response to the pandemic, requiring employees of these centers to work remotely, generally at home, and outside of the security of these centers. This has increased the cybersecurity risk associated with these relationships. In addition, if key employees or groups of employees at the various vendors used by the Bank were to contract the COVID-19 disease and cannot work, this could adversely impact the vendor’s ability to fulfill its obligations to the Bank.
In recent years, there has been consolidation in the number of major vendors supporting financial institutions such as the Bank, resulting in increased concentration risk for such institutions. This risk could be increased if the pandemic results in failures or additional combinations of such vendors.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements (1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: May 15, 2020	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2020	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: May 15, 2020	By:	/s/ NEAL HOLLAND
Neal Holland Controller and Chief Accounting Officer (Principal Accounting Officer)