Form 10-Q
period 2020-06-30
MUFG Americas Holdings Corp
filed 2020-08-10
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at July 31, 2020: 132,076,912
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this Form 10-Q, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors.”

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CECL	Current Expected Credit Loss
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
COVID-19	Coronavirus Disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at default
ECA	Executive Committee for the Americas
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GSIB	Global systemically important bank
IBOR	Inter-bank Offered Rate
LGD	Loss given default
LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
Moody's	Moody's Investors Service
MRM	Market Risk Management
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
PD	Probability of default
PPP	Paycheck Protection Program of the SBA
RMBS	Residential mortgage-backed security
S&P	Standard & Poor's Global Ratings
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VIE	Variable interest entity

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

•
The effects of the coronavirus pandemic on the U.S. and global economies, and on our business and results of operations, and the actions of governments to reduce the spread of the virus and to mitigate the resulting economic consequences, and the effect of the foregoing on our business

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, our borrowers’ ability to service their loans and residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve, the Dodd-Frank Act, the EGRRCPA, as well as the Federal CARES Act enacted in March 2020 in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response thereto, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, long-term debt, issuance of additional notes under the Bank's unsecured bank note program, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation, and other recently adopted and proposed regulations by the U.S. federal banking agencies, including the requirement that all CCAR firms, including MUAH, conduct additional stress testing and resubmit their capital plans to the Federal Reserve within 45 days after the Federal Reserve releases new supervisory scenarios, and the effect of the foregoing on our business and expectations regarding compliance

•	Regulatory and compliance controls and processes and their impact on our business, including our operating costs and revenues

•
The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto

•
Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, probability of default and credit migration trends, and severity of loss upon default, and our economic forecasts considered in determining the provision for credit losses

•
Loan portfolio composition and risk rating trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding TDRs, and our intent to sell or hold loans we originate

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

•
Critical accounting policies and estimates, and the potential impact on our critical accounting estimates resulting from the significant ongoing uncertainty caused by the COVID-19 pandemic, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets

•
Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, realign our business model or otherwise restructure, reorganize or change our business mix, or the transfer to MUAH by MUFG of its interests in U.S. subsidiaries, and their timing and impact on our business

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2020	June 30, 2019	Percent Change	June 30, 2020	June 30, 2019	Percent Change
Results of operations:
Net interest income	$787	$777	1%	$1,561	$1,560	—%
Noninterest income	809	649	25	1,421	1,281	11
Total revenue	1,596	1,426	12	2,982	2,841	5
Noninterest expense	1,178	1,154	2	2,379	2,324	2
Pre-tax, pre-provision income(1)	418	272	54	603	517	17
(Reversal of) provision for credit losses	361	56	nm	831	94	nm
Income (loss) before income taxes and including noncontrolling interests	57	216	(74)	(228)	423	(154)
Income tax expense (benefit)	39	20	95	64	48	33
Net income (loss) including noncontrolling interests	18	196	(91)	(292)	375	(178)
Deduct: Net loss (income) from noncontrolling interests	4	3	33	8	8	—
Net income (loss) attributable to MUAH	$22	$199	(89)	$(284)	$383	(174)
Balance sheet (period average):
Total assets	$169,012	$170,336	(1)%	$168,978	$168,927	—%
Total securities	23,663	26,504	(11)	24,806	26,801	(7)
Securities borrowed or purchased under resale agreements	15,173	23,029	(34)	18,303	22,660	(19)
Total loans held for investment	88,586	88,308	—	88,116	87,725	—
Earning assets	154,448	156,368	(1)	155,015	155,175	—
Total deposits	102,666	93,919	9	99,533	92,311	8
Securities loaned or sold under repurchase agreements	21,629	28,084	(23)	24,396	27,618	(12)
MUAH stockholders' equity	16,849	17,120	(2)	16,688	16,920	(1)
Performance ratios:
Return on average assets(2)	0.05%	0.47%		(0.34)%	0.45%
Return on average MUAH stockholders' equity(2)	0.52	4.65		(3.40)	4.53
Return on average MUAH tangible common equity(2)(3)	0.70	6.09		(3.74)	5.93
Efficiency ratio(4)	73.82	80.94		79.78	81.80
Adjusted efficiency ratio (5)	68.14	76.68		75.55	77.82
Net interest margin(2)(6)	2.05	2.00		2.03	2.03
Net loans charged-off to average total loans held for investment(2)	(0.24)	0.09		(0.26)	0.09

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
	June 30, 2020	December 31, 2019	Percent Change
Balance sheet (end of period):
Total assets	$167,350	$170,810	(2)%
Total securities	23,734	27,210	(13)
Securities borrowed or purchased under resale agreements	17,081	23,943	(29)
Total loans held for investment	86,535	88,213	(2)
Nonperforming assets	621	329	89
Total deposits	102,572	95,861	7
Securities loaned or sold under repurchase agreements	22,087	28,866	(23)
Long-term debt	16,785	17,129	(2)
MUAH stockholders' equity	16,658	16,280	2
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	1.68%	0.61%
Allowance for loan losses to nonaccrual loans(7)	233.74	164.19
Allowance for credit losses to total loans held for investment(8)	1.80	0.73
Allowance for credit losses to nonaccrual loans(8)	251.28	197.34
Nonperforming assets to total loans held for investment and OREO	0.72	0.37
Nonperforming assets to total assets	0.37	0.19
Nonaccrual loans to total loans held for investment	0.72	0.37
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	14.48%	14.10%
Tier 1 risk-based capital ratio	14.48	14.10
Total risk-based capital ratio	15.65	14.73
Tier 1 leverage ratio	8.94	8.88
Other:
Tangible common equity ratio(10)	8.88%	8.45%

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

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.) as a percentage of adjusted total revenue (net interest income and noninterest income excluding fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.). Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. See "Non-GAAP Financial Measures" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2020 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $167.4 billion at June 30, 2020.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2020 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the second quarter of 2020, revenue was comprised of 49% net interest income and 51% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income (loss) attributable to MUAH was $22 million and ($284 million) for the three and six months ended June 30, 2020, respectively, compared with $199 million and $383 million in the same periods in 2019. The decreases in net income were largely due to the provision for credit losses of $361 million and $831 million for the three and six months ended June 30, 2020, respectively. The provision for credit losses for the three and six months ended June 30, 2020 was substantially driven by the impact of COVID-19 and the corresponding deterioration in the economic environment. The global pandemic from the spread of COVID-19 and governmental responses thereto have significantly impacted the U.S. and California economies and caused significant ongoing economic uncertainty, which may affect our critical accounting estimates, including our assumptions used to estimate the allowance for credit losses and used in our goodwill impairment analysis, and may adversely affect our business and results of operations in many other ways, the ultimate impact of which cannot be predicted at this time. See "Critical Accounting Estimates” in this Management's Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" in Part II. Item 1A in this Form 10-Q.

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provides new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance, commonly referred to as the CECL model, primarily impacts the Company's loans and certain off-balance sheet credit exposures and requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information, such as reasonable and supportable forecasts, in the entity's assessment of the collectability of financial assets. Incorporating forward-looking information into the estimate of credit losses may result in more volatility in the allowance for credit losses and related provision, particularly when the economic environment is more uncertain, such as during the first six months of 2020. Upon adoption, the Company recorded an increase to the allowance for credit losses of $199 million, primarily due to an increase in the allowance for consumer loans. The Company elected to calculate its regulatory capital ratios using the CECL five-year transition option as prescribed by the U.S. regulatory banking agencies. See "Risk Management - Credit Risk Management" in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 and Note 3 to our Consolidated Financial Statements in this Form 10-Q.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 14.48%, 14.48% and 15.65%, respectively, at June 30, 2020. The Tier 1 leverage ratio was 8.94% at June 30, 2020.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended
	June 30, 2020			June 30, 2019

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$30,079	$212	2.83%	$25,511	$282	4.44%
Commercial mortgage	16,827	132	3.15	15,581	163	4.17
Construction	1,656	13	3.17	1,638	23	5.86
Lease financing	986	11	4.40	1,295	24	7.49
Residential mortgage and home equity	34,876	280	3.21	40,618	364	3.59
Other consumer	4,162	93	9.00	3,665	80	8.71
Total loans held for investment	88,586	741	3.35	88,308	936	4.25
Securities	23,663	134	2.27	26,504	147	2.21
Securities borrowed or purchased under resale agreements	15,173	33	0.87	23,029	84	1.47
Interest bearing deposits in banks	15,640	4	0.09	7,424	46	2.50
Trading account assets	10,276	96	3.72	10,553	90	3.45
Other earning assets	1,110	5	2.01	550	4	3.24
Total earning assets	154,448	1,013	2.63	156,368	1,307	3.35
Allowance for loan losses	(1,141)			(513)
Cash and due from banks	1,978			1,895
Other assets(4)	13,727			12,586
Total assets	$169,012			$170,336
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$43,041	$31	0.28%	$36,977	$94	1.02%
Savings	9,438	12	0.51	9,482	23	1.00
Time	12,335	54	1.76	16,140	98	2.42
Total interest bearing deposits	64,814	97	0.60	62,599	215	1.38
Commercial paper and other short-term borrowings	4,640	9	0.79	8,354	52	2.50
Securities loaned or sold under repurchase agreements	21,629	13	0.25	28,084	105	1.50
Long-term debt	16,771	88	2.09	16,562	127	3.08
Total borrowed funds	43,040	110	1.03	53,000	284	2.15
Trading account liabilities	3,152	15	2.01	3,476	26	3.05
Total interest bearing liabilities	111,006	222	0.80	119,075	525	1.77
Noninterest bearing deposits	37,852			31,320
Other liabilities(5)	3,222			2,755
Total liabilities	152,080			153,150
Equity
MUAH stockholders' equity	16,849			17,120
Noncontrolling interests	83			66
Total equity	16,932			17,186
Total liabilities and equity	$169,012			$170,336
Net interest income/spread (taxable-equivalent basis)		791	1.83%		782	1.58%
Impact of noninterest bearing deposits			0.20			0.37
Impact of other noninterest bearing sources			0.02			0.05
Net interest margin			2.05			2.00
Less: taxable-equivalent adjustment		4			5
Net interest income		$787			$777

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

	For the Six Months Ended
	June 30, 2020			June 30, 2019

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$28,336	$472	3.36%	$25,390	$562	4.46%
Commercial mortgage	16,910	284	3.36	15,469	324	4.19
Construction	1,598	29	3.67	1,621	44	5.53
Lease financing	995	22	4.47	1,263	37	5.84
Residential mortgage and home equity	35,973	600	3.34	40,631	736	3.63
Other consumer	4,304	195	9.11	3,351	144	8.63
Total loans held for investment	88,116	1,602	3.65	87,725	1,847	4.23
Securities	24,806	256	2.07	26,801	312	2.33
Securities borrowed or purchased under resale agreements	18,303	157	1.72	22,660	418	3.73
Interest bearing deposits in banks	12,218	31	0.51	6,749	82	2.46
Federal funds sold	—	—	—	2	—	7.11
Trading account assets	10,599	187	3.55	10,692	183	3.46
Other earning assets	973	11	2.25	546	9	3.36
Total earning assets	155,015	2,244	2.91	155,175	2,851	3.69
Allowance for loan losses	(951)			(493)
Cash and due from banks	2,050			1,818
Other assets(4)	12,864			12,427
Total assets	$168,978			$168,927
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$41,630	$107	0.52%	$37,035	$180	0.98%
Savings	9,195	26	0.58	9,552	47	1.00
Time	13,675	136	2.00	14,529	172	2.38
Total interest bearing deposits	64,500	269	0.84	61,116	399	1.32
Commercial paper and other short-term borrowings	5,116	36	1.41	8,798	108	2.48
Securities loaned or sold under repurchase agreements	24,396	132	1.10	27,618	460	3.36
Long-term debt	16,668	197	2.36	16,806	258	3.07
Total borrowed funds	46,180	365	1.59	53,222	826	3.13
Trading account liabilities	3,322	39	2.40	3,680	55	3.02
Total interest-bearing liabilities	114,002	673	1.19	118,018	1,280	2.19
Noninterest bearing deposits	35,033			31,195
Other liabilities(5)	3,171			2,726
Total liabilities	152,206			151,939
Equity
MUAH stockholders' equity	16,688			16,920
Noncontrolling interests	84			68
Total equity	16,772			16,988
Total liabilities and equity	$168,978			$168,927
Net interest income/spread (taxable-equivalent basis)		1,571	1.72%		1,571	1.50%
Impact of noninterest bearing deposits			0.28			0.46
Impact of other noninterest bearing sources			0.03			0.07
Net interest margin			2.03			2.03
Less: taxable-equivalent adjustment		10			11
Net interest income		$1,561			$1,560

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income for the three and six months ended June 30, 2020 was nearly flat compared with the same periods in 2019 due to the positive contribution of securities borrowing and lending transactions at MUSA, substantially offset by a decrease in net interest income from the Company's other lending activities, almost entirely at MUB. Rates on securities loaned or sold under repurchase agreements decreased more than yields on securities borrowed or purchased under resale agreements resulting in an increase in the net interest income from these transactions despite a decrease in the related balances. The decrease in net interest income from the other lending activities was primarily due to yields on earning assets declining more than funding costs in a declining rate environment. Earning assets decreased largely due to decreases in securities borrowed or purchased under resale agreements, residential mortgage and home equity loans, and securities, partially offset by increases in interest bearing deposits in banks, and commercial and industrial and commercial mortgage loans.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and six months ended June 30, 2020 and 2019.
Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2020	June 30, 2019			June 30, 2020	June 30, 2019
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$34	$40	$(6)	(15)%	$75	$82	$(7)	(9)%
Trust and investment management fees	29	29	—	—	58	58	—	—
Trading account activities	37	17	20	118	1	36	(35)	(97)
Securities gains, net	57	22	35	159	110	23	87	378
Credit facility fees	26	24	2	8	50	47	3	6
Brokerage commissions and fees	15	19	(4)	(21)	33	39	(6)	(15)
Card processing fees, net	11	14	(3)	(21)	25	27	(2)	(7)
Investment banking and syndication fees	164	102	62	61	284	226	58	26
Fees from affiliates	393	353	40	11	754	695	59	8
Other, net	43	29	14	48	31	48	(17)	(35)
Total noninterest income	$809	$649	$160	25	$1,421	$1,281	$140	11
Noninterest income increased during the three and six months ended June 30, 2020 compared with the same periods in 2019 primarily due to increases in gains on sale of securities, investment banking and syndication fees, and fees from affiliates for services provided to MUFG Bank, Ltd. under the master services agreement. For the six months ended June 30, 2020 compared with the same period in 2019, these increases were partially offset by a decrease in trading account activities which included certain counterparty valuation adjustments. The decline in other, net for the six months ended June 30, 2020 compared with the same period in 2019 was largely due to a decrease in the fair value of mortgage servicing rights in the first quarter of 2020. The Company uses derivatives to offset changes in the fair value of mortgage servicing rights. Changes in the fair value of these derivatives were included in trading account activities.

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2020	June 30, 2019			June 30, 2020	June 30, 2019
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and employee benefits	$697	$696	$1	—%	$1,373	$1,381	$(8)	(1)%
Net occupancy and equipment	106	103	3	3	222	215	7	3
Professional and outside services	173	161	12	7	345	321	24	7
Software	85	72	13	18	175	152	23	15
Regulatory assessments	17	12	5	42	30	28	2	7
Intangible asset amortization	5	10	(5)	(50)	12	17	(5)	(29)
Other	95	100	(5)	(5)	222	210	12	6
Total noninterest expense	$1,178	$1,154	$24	2	$2,379	$2,324	$55	2

The increase in noninterest expense for the three and six months ended June 30, 2020 compared with 2019 was largely driven by increases in costs associated with services provided to MUFG Bank, Ltd. under the master services agreement and impairment of a retail credit card intangible in the first quarter of 2020.

Income Tax Expense
For the six months ended June 30, 2020, income tax expense was $64 million and the effective tax rate was negative 28% primarily due to excess tax credits that will be recognized during the year. In the second quarter of 2020, income tax expense was $39 million and the effective tax rate was 68%, reflecting the impact of a decrease in the effective tax rate from negative 9% as of March 31, 2020 to negative 28% as of June 30, 2020. In the second quarter of 2019, income tax expense was $20 million and the effective tax rate was 9%. For the six months ended June 30, 2019, income tax expense was $48 million and the effective tax rate was 11%.
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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	June 30, 2020	December 31, 2019	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$29,464	$26,338	$3,126	12%
Commercial mortgage	16,683	16,895	(212)	(1)
Construction	1,712	1,511	201	13
Lease financing	1,027	1,001	26	3
Total commercial portfolio	48,886	45,745	3,141	7
Residential mortgage and home equity (1)	33,794	38,018	(4,224)	(11)
Other consumer (2)	3,855	4,450	(595)	(13)
Total consumer portfolio	37,649	42,468	(4,819)	(11)
Total loans held for investment (3)	$86,535	$88,213	$(1,678)	(2)

(1)	Includes home equity loans of $1,874 million and $2,049 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

(3)	Includes $199 million and $320 million at June 30, 2020 and December 31, 2019, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Loans held for investment decreased from December 31, 2019 to June 30, 2020, primarily due to a reduction in the residential mortgage and home equity and other consumer portfolios, partially offset by an increase in the commercial and industrial loan portfolio. The increase in commercial and industrial loans is primarily due to $2.2 billion of PPP loans outstanding at June 30, 2020.

Deposits
The table below presents our deposits as of June 30, 2020 and December 31, 2019.

			Increase (Decrease)
	June 30, 2020	December 31, 2019
(Dollars in millions)			Amount	Percent
Interest checking	$5,493	$4,725	$768	16%
Money market	38,275	35,002	3,273	9
Total interest bearing transaction and money market accounts	43,768	39,727	4,041	10
Savings	9,823	8,962	861	10
Time	10,024	15,651	(5,627)	(36)
Total interest bearing deposits	63,615	64,340	(725)	(1)
Noninterest bearing deposits	38,957	31,521	7,436	24
Total deposits	$102,572	$95,861	$6,711	7

Total deposits increased $6.7 billion from December 31, 2019 to June 30, 2020 due largely to Regional Bank and Transaction Banking increases in noninterest bearing deposits and interest bearing transaction and money market accounts and saving accounts. These increases were partially offset by a decrease in time deposits due to decreases in Regional Bank time deposits, including PurePoint Financial, the direct banking division of the Bank, and a decrease in brokered deposits.
Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. These balances are almost entirely attributable to MUSA. See Note 5 "Securities Financing Arrangements" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q for additional information.

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2020, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of “well-capitalized” institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2020. Under the Tailoring Rules of the Federal Reserve, MUAH, as a Category IV firm, is subject to CCAR supervisory capital planning requirements and stress testing submission requirements on an every other year basis in even years (e.g. MUAH is subject to the 2020 CCAR cycle). CCAR assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2020 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2020. In June 2020, the Company received notice that the Federal Reserve completed its review of the Company's capital plan and notice of its preliminary stress capital buffer requirement which will become effective October 1, 2020. Due to the significant uncertainty caused by the COVID-19 pandemic, the Federal Reserve is requiring all CCAR firms, including MUAH, to conduct additional stress testing and to resubmit their capital plans to the Federal Reserve within 45 days after the Federal Reserve releases new supervisory scenarios. For additional information regarding the Company's capital plan, see "Supervision and Regulation - Dodd-Frank Act and Related Regulations" and "Supervision and Regulation - Regulatory Capital and Liquidity Standards - Capital Planning and Comprehensive Capital Analysis and Review Program" in Part I, Item 1. "Business" of our 2019 Form 10-K.

MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and a Tier 1 leverage ratio of 4.0%. Effective October 1, 2020, the capital conservation buffer will be replaced by MUAH's standardized capital conservation buffer, which will in part be informed by MUAH's final stress capital buffer requirement. For purposes of calculating its risk-based capital ratios, the Company has elected to phase-in the impact of adopting ASU 2016-13, Measurement of Credit Losses on Financial Instruments, over a five-year period as permitted by the U.S. regulatory banking agencies. The impact is reflected in the June 30, 2020 capital ratios presented below.
The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III Rules as of June 30, 2020 and December 31, 2019.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	June 30, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$15,022	$15,086
Tier 1 capital	$15,022	$15,086
Tier 2 capital	1,214	683
Total risk-based capital	$16,236	$15,769
Risk-weighted assets	$103,761	$107,023
Average total assets for leverage capital purposes	$167,938	$169,807

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	June 30, 2020		December 31, 2019		June 30, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,022	14.48%	$15,086	14.10%	≥	$7,263	7.00%
Tier 1 capital (to risk-weighted assets)	15,022	14.48	15,086	14.10	≥	8,820	8.50
Total capital (to risk-weighted assets)	16,236	15.65	15,769	14.73	≥	10,895	10.50
Tier 1 leverage(2)	15,022	8.94	15,086	8.88	≥	6,718	4.00

(1)The minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III Rules as of June 30, 2020 and December 31, 2019.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	June 30, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$13,941	$14,115
Tier 1 capital	$13,941	$14,115
Tier 2 capital	1,166	631
Total risk-based capital	$15,107	$14,746
Risk-weighted assets	$94,941	$97,563
Average total assets for leverage capital purposes	$137,355	$132,590

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	June 30, 2020		December 31, 2019		June 30, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$13,941	14.68%	$14,115	14.47%	≥	$6,646	7.00%	≥	$6,171	6.50%
Tier 1 capital (to risk-weighted assets)	13,941	14.68	14,115	14.47	≥	8,070	8.50	≥	7,595	8.00
Total capital (to risk-weighted assets)	15,107	15.91	14,746	15.11	≥	9,969	10.50	≥	9,494	10.00
Tier 1 leverage(2)	13,941	10.15	14,115	10.65	≥	5,494	4.00	≥	6,868	5.00

(1)The minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at June 30, 2020. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.
The following table summarizes the calculation of the Company's tangible common equity ratio as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
(Dollars in millions)
Total MUAH stockholders' equity	$16,658	$16,280
Less: Goodwill	1,764	1,764
Less: Intangible assets, except mortgage servicing rights	221	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(21)	(17)
Tangible common equity (a)	$14,694	$14,272
Total assets	$167,350	$170,810
Less: Goodwill	1,764	1,764
Less: Intangible assets, except mortgage servicing rights	221	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(21)	(17)
Tangible assets (b)	$165,386	$168,802
Tangible common equity ratio (a)/(b)	8.88%	8.45%

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
Allowance and Related Provision for Credit Losses
The Company recorded an increase to the allowance for credit losses of $199 million upon the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, primarily due to an increase in the allowance for consumer loans. This increase consisted of a $229 million increase in the allowance for loan losses and a $30 million decrease in the allowance for losses on unfunded credit commitments. The provision for credit losses was $361 million and $831 million for the three and six months ended June 30, 2020, respectively, consisting of a provision for loan losses of $353 million and a provision for losses on unfunded credit commitments of $8 million for the three months ended June 30, 2020 and a provision for loan losses of $801 million and a provision for losses on unfunded credit commitments of $30 million for the six months ended June 30, 2020.

The provision for loan losses was $264 million and $538 million for the commercial loan segment and $89 million and $263 million for the consumer loan segment for the three and six months ended June 30, 2020, respectively, largely due to the impact of COVID-19 and the corresponding deterioration in the economic environment on the allowance for loan losses. The economic forecast incorporated management's expectations at June 30, 2020 which included a sharp increase in the unemployment rate during 2020, with a modest recovery emerging in late 2020 and continuing into subsequent years. At March 31, 2020 management expected lower unemployment and a quicker recovery. Downgrades also contributed to the commercial segment provision. The collectively-assessed allowance for credit losses estimate also incorporated management’s qualitatively-determined model input adjustments and overlays that reflect the anticipated loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of COVID-19 that are not otherwise incorporated into the collectively-assessed modeling methodology.

The allowance for loan losses was $1,452 million at June 30, 2020, compared with $538 million at December 31, 2019, prior to the $229 million increase upon adopting ASU 2016-13. Our ratio of allowance for loan losses to total loans held for investment was 1.68% as of June 30, 2020 and 0.61% as of December 31, 2019. Our ratio of allowance for credit losses to total loans held for investment was 1.80% as of June 30, 2020 and 0.73% as of December 31, 2019. Net loans charged off to average total loans held for investment were (0.24)% and (0.26)% for the three and six months ended June 30, 2020, respectively, compared with 0.09% for the three and six months ended June 30, 2019.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Allowance for loan losses, beginning of period	$1,152	$516	$538	$474
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	229	—
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	1,152	516	767	474
(Reversal of) provision for loan losses	353	66	801	125
Loans charged off:
Commercial and industrial	(4)	(5)	(36)	(7)
Commercial and industrial - transfer to held for sale	—	(9)	—	(17)
Commercial mortgage	—	—	—	(1)
Construction	(10)	—	(10)	—
Total commercial portfolio	(14)	(14)	(46)	(25)
Residential mortgage and home equity	1	1	2	1
Other consumer	(46)	(22)	(88)	(39)
Total consumer portfolio	(45)	(21)	(86)	(38)
Total loans charged-off	(59)	(35)	(132)	(63)
Recoveries of loans previously charged-off:
Commercial and industrial	3	12	9	21
Construction	—	—	1	—
Total commercial portfolio	3	12	10	21
Other consumer	3	3	6	5
Total consumer portfolio	3	3	6	5
Total recoveries of loans previously charged-off	6	15	16	26
Net loans recovered (charged-off)	(53)	(20)	(116)	(37)
Ending balance of allowance for loan losses	1,452	562	1,452	562
Allowance for losses on unfunded credit commitments	109	108	109	108
Total allowance for credit losses	$1,561	$670	$1,561	$670

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

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	June 30, 2020	December 31, 2019	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$222	$175	$47	27%
Commercial mortgage	147	15	132	880
Construction	45	—	45	100
Total commercial portfolio	414	190	224	118
Residential mortgage and home equity	206	137	69	50
Other consumer	1	1	—	—
Total consumer portfolio	207	138	69	50
Total nonaccrual loans	621	328	293	89
OREO	—	1	(1)	(100)
Total nonperforming assets	$621	$329	$292	89
Troubled debt restructurings:
Accruing	$317	$392	$(75)	(19)%
Nonaccruing (included in total nonaccrual loans above)	253	171	82	48
Total troubled debt restructurings	$570	$563	$7	1

Criticized credits	$3,831	$1,567	$2,264	144

Allowance for loan losses to nonaccrual loans	233.74%	164.19%
Allowance for credit losses to nonaccrual loans	251.28	197.34
Nonperforming assets to total loans held for investment and OREO	0.72	0.37
Nonperforming assets to total assets	0.37	0.19
Nonaccrual loans to total loans held for investment	0.72	0.37
The increase in criticized credits is primarily due to COVID-19 related downgrades in the commercial real estate and aviation sectors. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for a description of criticized credits.

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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2020 and December 31, 2019. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Commercial and industrial	$147	$140	0.48%	0.51%
Commercial mortgage	170	168	1.02	0.99
Construction	52	62	3.04	4.10
Total commercial portfolio	369	370	0.76	0.81
Residential mortgage and home equity	200	192	0.59	0.51
Other consumer	1	1	0.03	0.02
Total consumer portfolio	201	193	0.53	0.45
Total restructured loans	$570	$563	0.66	0.64

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020 the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. At June 30, 2020, $2.7 billion of modified commercial loans and $3.8 billion of modified consumer loans were not classified as TDRs since the modifications, which were largely payment deferrals, met the criteria under either the CARES Act or the criteria specified by the regulatory agencies. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $74 million and $20 million at June 30, 2020 and at December 31, 2019, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, real estate and leasing, power and utilities, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either June 30, 2020 or December 31, 2019.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2020, 86% of the Company’s construction loan portfolio was concentrated in California, 4% to borrowers in Oregon and 3% to borrowers in Colorado. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2020, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 7% to borrowers in Washington, and 6% to borrowers in New York.
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
At June 30, 2020, payment terms on 37% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 64%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 25% of these home equity loans and lines were supported by first liens on residential properties as of both June 30, 2020 and December 31, 2019, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.
See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at June 30, 2020 and December 31, 2019.
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
Accordingly, to facilitate an orderly transition from LIBOR and other benchmark rates to alternative reference rates, the Company has established a firm-wide transition program to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, develop and implement plans to remediate existing products or contracts that reference or rely upon IBORs, develop products and services that use alternative reference rates, achieve systems and operational readiness and engage impacted clients in connection with the transition to alternative reference rates. The Company’s transition program was established by senior management and periodic updates are provided to the Company's Board of Directors and ECA. The transition program focuses on:

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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $20.8 billion at June 30, 2020. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $6.7 billion from $95.9 billion at December 31, 2019 to $102.6 billion at June 30, 2020. As of June 30, 2020, the Bank had $8.4 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $20.6 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $3.6 billion at June 30, 2020. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at MUAH and other non-bank subsidiaries. MUAH maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At June 30, 2020, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of June 30, 2020, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.3 billion.

The Company’s total wholesale funding included $16.6 billion of long-term debt (excluding nonrecourse debt) and $2.7 billion of short-term debt at June 30, 2020. For additional information regarding our outstanding debt, see Note 6 "Commercial Paper and Other Short-Term Borrowings" and Note 7 "Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. In April 2020, Fitch placed the ratings of MUAH, MUB and MUSA on ratings watch negative as a result of Fitch’s downgrade of MUFG’s ratings to A-/F1 outlook stable from A/F1 outlook negative. This action follows Fitch’s recent revision of the U.S. Bank Sector Outlook and Rating Outlook, both to negative from stable, driven by concerns over the financial impact from COVID-19. On May 1, 2020, Fitch affirmed MUAH, MUB and MUSA's long and short-term ratings. The ratings watch negative was removed on the long-term rating and a negative outlook was assigned. The negative outlook reflects Fitch's view that there are significant operating environment challenges due to the disruption to economic activity and financial markets from the coronavirus pandemic. On August 4, 2020, Fitch revised the outlook on MUFG’s ratings to negative from stable driven by the outlook revision on the Japan sovereign rating and the sensitivity of MUFG’s ratings to the downside. In April 2020, S&P revised the outlook on MUFG to stable from positive due to S&P’s expectation that economic strain from the COVID–19 pandemic will put prolonged pressure on asset quality and revenue lowering the likelihood of being upgraded. Subsequently, S&P revised MUAH, MUB, and MUSA’s outlook to stable from positive. The stable outlook reflects S&P’s expectation that MUAH will remain a core banking subsidiary of MUFG. Furthermore, any change in MUAH’s stand–alone credit profile will not affect MUAH's credit rating, which S&P believes will remain closely tied to MUFG. The following table provides our credit ratings as of June 30, 2020.

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
Expected loss models incorporate significant assumptions over the forecast period based on management’s expectations. Estimating losses as of March 31, 2020 was particularly challenging due to the heightened volatility and uncertainty in the economy from the emergence of COVID-19. Significant management assumptions during the forecast period include GDP, unemployment, the duration of economic weakness, and the strength and timing of the following economic recovery. Management adjusted expected loss model calculations by incorporating qualitatively determined model input adjustments and overlays that reflect management’s expectations of the loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of COVID-19 that are not otherwise incorporated into the modeling methodology. The Company also shortened the forecast period to 24 months during the first quarter of 2020, compared with 36 months upon adoption of ASU 2016-13 as of January 1, 2020. Changes in these estimates could significantly impact our allowance and provision for credit losses.
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
The Company continuously monitors inputs used when performing its annual goodwill impairment analysis such as the cash flow projections and market comparables developed to estimate the fair value of its reporting units. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount. The Company completed its annual goodwill impairment test as of April 1, 2020 and concluded its goodwill was not impaired. However, the Company's Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking - U.S. reporting units' estimated fair values did not significantly exceed their carrying amounts and management continues to monitor these reporting units closely.

Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2019 Form 10-K. There were no material changes to our transfer pricing, goodwill impairment analysis, or income taxes critical accounting estimates during the second quarter of 2020.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three and six months ended June 30, 2020 and 2019. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income attributable to MUAH	$22	$199	$(284)	$383
Add: Intangible asset amortization, net of tax	4	7	9	12
Net (loss) income attributable to MUAH, excluding intangible asset amortization (a)	$26	$206	$(275)	$395
Average MUAH stockholders' equity	$16,849	$17,120	$16,688	$16,920
Less: Goodwill	1,764	3,375	1,764	3,371
Less: Intangible assets, except mortgage servicing rights	224	283	241	289
Less: Deferred tax liabilities related to goodwill and intangible assets	(20)	(61)	(19)	(60)
Average MUAH tangible common equity (b)	$14,881	$13,523	$14,702	$13,320
Return on average MUAH tangible common equity (1) (a)/(b)	0.70%	6.09%	(3.74)%	5.93%

(1)     Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three and six months ended June 30, 2020 and 2019. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Noninterest expense (a)	$1,178	$1,154	$2,379	$2,324
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	342	323	661	633
Noninterest expense, as adjusted (b)	$836	$831	$1,718	$1,691
Total revenue (c)	$1,596	$1,426	$2,982	$2,841
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	369	342	708	668
Total revenue, as adjusted (d)	$1,227	$1,084	$2,274	$2,173
Efficiency ratio (a)/(c)	73.82%	80.94%	79.78%	81.80%
Adjusted efficiency ratio (b)/(d)	68.14%	76.68%	75.55%	77.82%

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
During the quarter ended June 30, 2020, MUFG’s non-U.S. subsidiary, MUFG Bank, engaged in certain limited business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. MUFG Bank has a limited number of letters of credit and guarantees and provides limited remittance and other settlement services mainly in connection with its Japanese customer transactions with counterparties in Iran, which transactions are reviewed to assess whether they are exempt from applicable Iran-related sanctions or otherwise permitted by OFAC. These transactions do not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments. For the quarter ended June 30, 2020, the aggregate fee income relating to these transactions was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income. In addition, some Iranian financial institutions and other entities in, or affiliated with, Iran maintained non-U.S. dollar correspondent accounts and other similar settlement accounts with MUFG Bank outside the United States. In addition to such accounts, MUFG Bank received deposits in Japan from, and provided settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2020, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.
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
Internal Control Over Financial Reporting. During the second quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Interest Income
Loans	$739	$934	$1,596	$1,841
Securities	132	144	252	307
Securities borrowed or purchased under resale agreements	33	84	157	418
Trading assets	96	90	187	183
Other	9	50	42	91
Total interest income	1,009	1,302	2,234	2,840
Interest Expense
Deposits	97	215	269	399
Commercial paper and other short-term borrowings	9	52	36	108
Long-term debt	88	127	197	258
Securities loaned or sold under repurchase agreements	13	105	132	460
Trading liabilities	15	26	39	55
Total interest expense	222	525	673	1,280
Net Interest Income	787	777	1,561	1,560
(Reversal of) provision for credit losses	361	56	831	94
Net interest income after (reversal of) provision for credit losses	426	721	730	1,466
Noninterest Income
Service charges on deposit accounts	34	40	75	82
Trust and investment management fees	29	29	58	58
Trading account activities	37	17	1	36
Securities gains, net	57	22	110	23
Credit facility fees	26	24	50	47
Brokerage commissions and fees	15	19	33	39
Card processing fees, net	11	14	25	27
Investment banking and syndication fees	164	102	284	226
Fees from affiliates	393	353	754	695
Other, net	43	29	31	48
Total noninterest income	809	649	1,421	1,281
Noninterest Expense
Salaries and employee benefits	697	696	1,373	1,381
Net occupancy and equipment	106	103	222	215
Professional and outside services	173	161	345	321
Software	85	72	175	152
Regulatory assessments	17	12	30	28
Intangible asset amortization	5	10	12	17
Other	95	100	222	210
Total noninterest expense	1,178	1,154	2,379	2,324
Income before income taxes and including noncontrolling interests	57	216	(228)	423
Income tax expense (benefit)	39	20	64	48
Net Income (Loss) Including Noncontrolling Interests	18	196	(292)	375
Deduct: Net loss (income) from noncontrolling interests	4	3	8	8
Net Income (Loss) Attributable to MUAH	$22	$199	$(284)	$383
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Net (Loss) Income Attributable to MUAH	$22	$199	$(284)	$383
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	34	56	360	80
Net change in unrealized gains (losses) on investment securities	179	146	437	298
Pension and other postretirement benefit adjustments	15	6	31	12
Other	—	—	—	1
Total other comprehensive income (loss)	228	208	828	391
Comprehensive Income (Loss) Attributable to MUAH	250	407	544	774
Comprehensive income (loss) from noncontrolling interests	(4)	(3)	(8)	(8)
Total Comprehensive Income (Loss)	$246	$404	$536	$766
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2020	December 31, 2019
Assets
Cash and due from banks	$2,055	$2,457
Interest bearing deposits in banks	15,366	7,184
Total cash and cash equivalents	17,421	9,641
Securities borrowed or purchased under resale agreements	17,081	23,943
Trading account assets (includes $1,470 at June 30, 2020 and $887 at December 31, 2019 pledged as collateral that may be repledged)	12,453	10,377
Securities available for sale (includes $224 at June 30, 2020 and $142 at December 31, 2019 pledged as collateral that may be repledged)	15,629	17,789
Securities held to maturity (fair value $8,419 at June 30, 2020 and $9,508 at December 31, 2019)	8,105	9,421
Loans held for investment	86,535	88,213
Allowance for loan losses	(1,452)	(538)
Loans held for investment, net	85,083	87,675
Goodwill	1,764	1,764
Other assets	9,814	10,200
Total assets	$167,350	$170,810
Liabilities
Deposits:
Noninterest bearing	$38,957	$31,521
Interest bearing	63,615	64,340
Total deposits	102,572	95,861
Securities loaned or sold under repurchase agreements	22,087	28,866
Commercial paper and other short-term borrowings	2,702	6,484
Long-term debt	16,785	17,129
Trading account liabilities	3,256	3,266
Other liabilities	3,211	2,837
Total liabilities	150,613	154,443
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,076,912 shares issued and outstanding at June 30, 2020 and December 31, 2019	132	132
Additional paid-in capital	8,204	8,222
Retained earnings	8,356	8,788
Accumulated other comprehensive loss	(34)	(862)
Total MUAH stockholders' equity	16,658	16,280
Noncontrolling interests	79	87
Total equity	16,737	16,367
Total liabilities and equity	$167,350	$170,810
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	For the Three Months Ended June 30, 2019 and 2020
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, March 31, 2019	$132	$8,193	$9,713	$(1,141)	$67	$16,964
Net income (loss)	—	—	199	—	(3)	196
Other comprehensive income (loss), net of tax	—	—	—	208	—	208
Compensation—restricted stock units	—	(36)	(2)	—	—	(38)
Other	—	—	—	—	(1)	(1)
Net change	—	(36)	197	208	(4)	365
Balance, June 30, 2019	$132	$8,157	$9,910	$(933)	$63	$17,329

Balance, March 31, 2020	$132	$8,239	$8,339	$(262)	$84	$16,532
Net income (loss)	—	—	22	—	(4)	18
Other comprehensive income (loss), net of tax	—	—	—	228	—	228
Compensation—restricted stock units	—	(36)	(4)	—	—	(40)
Other	—	1	(1)	—	(1)	(1)
Net change	—	(35)	17	228	(5)	205
Balance, June 30, 2020	$132	$8,204	$8,356	$(34)	$79	$16,737

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580
Net income (loss)	—	—	383	—	(8)	375
Other comprehensive income (loss), net of tax	—	—	—	391	—	391
Compensation—restricted stock units	—	(19)	(2)	—	—	(21)
Other	—	—	5		(1)	4
Net change	—	(19)	386	391	(9)	749
Balance, June 30, 2019	$132	$8,157	$9,910	$(933)	$63	$17,329

Balance, December 31, 2019	$132	$8,222	$8,788	$(862)	$87	$16,367
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	(147)	—	—	(147)
Net income (loss)	—	—	(284)	—	(8)	(292)
Other comprehensive income (loss), net of tax	—	—	—	828	—	828
Compensation—restricted stock units	—	(18)	(4)	—	—	(22)
Other	—	—	3	—	—	3
Net change	—	(18)	(432)	828	(8)	370
Balance, June 30, 2020	$132	$8,204	$8,356	$(34)	$79	$16,737

(1)	For further information see Note 1 to these Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income including noncontrolling interests	$(292)	$375
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	831	94
Depreciation, amortization and accretion, net	300	248
Stock-based compensation—restricted stock units	42	41
Deferred income taxes	(232)	(86)
Net gains on sales of securities	(110)	(23)
Net decrease (increase) in securities borrowed or purchased under resale agreements	6,862	(1,638)
Net decrease (increase) in securities loaned or sold under repurchase agreements	(6,779)	1,632
Net decrease (increase) in trading account assets	(2,077)	303
Net decrease (increase) in other assets	1,194	(317)
Net increase (decrease) in trading account liabilities	(10)	(222)
Net increase (decrease) in other liabilities	353	(96)
Loans originated for sale	(2,560)	(1,138)
Net proceeds from sale of loans originated for sale	2,056	1,178
Pension and other benefits adjustment	(10)	(21)
Other, net	8	20
Total adjustments	(132)	(25)
Net cash provided by (used in) operating activities	(424)	350
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	3,375	2,862
Proceeds from paydowns and maturities of securities available for sale	1,226	1,257
Purchases of securities available for sale	(1,785)	(2,623)
Proceeds from paydowns and maturities of securities held to maturity	1,306	2,633
Purchases of securities held to maturity	—	(1,749)
Proceeds from sales of loans	409	245
Net decrease (increase) in loans	1,449	(2,164)
Purchases of other investments	(176)	(55)
Other, net	(145)	(248)
Net cash provided by (used in) investing activities	5,659	158
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	6,711	3,608
Net increase (decrease) in commercial paper and other short-term borrowings	(3,792)	(595)
Proceeds from issuance of long-term debt	613	1,703
Repayment of long-term debt	(958)	(3,559)
Other, net	(50)	(64)
Change in noncontrolling interests	—	(1)
Net cash provided by (used in) financing activities	2,524	1,092
Net change in cash, cash equivalents and restricted cash	7,759	1,600
Cash, cash equivalents and restricted cash at beginning of period	9,695	8,398
Cash, cash equivalents and restricted cash at end of period	$17,454	$9,998
Cash Paid During the Period For:
Interest	$730	$1,322
Income taxes, net	41	188
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$(44)	$319
Securities held to maturity transferred to securities available for sale	—	170
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$17,421	$9,955
Restricted cash included in other assets	33	43
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$17,454	$9,998
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUFG Americas Holdings Corporation, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2020 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
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
We generally do not record an allowance for accrued interest receivable on loans held for investment, which is included in other assets on the consolidated balance sheet. Uncollectible accrued interest is generally reversed through interest income.

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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Troubled Debt Restructurings
A TDR is a restructuring of a loan in which the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan subject to such a restructuring is accounted for as a TDR. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or extending the maturity date of the loan without corresponding compensation or additional support. The Company measures impairment of a TDR using the methodology described for individually evaluated loans (see "Allowance for Loan Losses" above). For the consumer portfolio segment, TDRs are initially placed on nonaccrual and typically, a minimum of six consecutive months of sustained performance is required before returning to accrual status. For the commercial portfolio segment, the Company generally determines accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, demonstrated performance by the borrower under the previous terms.
On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020 the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. At June 30, 2020, $2.7 billion of modified commercial loans and $3.8 billion of modified consumer loans were not classified as TDRs since the modifications, which were largely payment deferrals, met the criteria under either the CARES Act or the criteria specified by the regulatory agencies. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
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

Note 2—Securities

Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at June 30, 2020 and December 31, 2019 are presented below.

	June 30, 2020				December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$3,661	$242	$—	$3,903	$5,485	$6	$53	$5,438
Mortgage-backed:
U.S. agencies	4,366	85	7	4,444	5,491	13	36	5,468
Residential - non-agency	681	9	1	689	759	5	2	762
Commercial - non-agency	3,877	250	13	4,114	3,461	56	28	3,489
Collateralized loan obligations	1,397	—	38	1,359	1,499	—	8	1,491
Direct bank purchase bonds	904	39	11	932	911	43	18	936
Other	187	1	—	188	202	3	—	205
Total securities available for sale	$15,073	$626	$70	$15,629	$17,808	$126	$145	$17,789

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2020 and December 31, 2019 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Mortgage-backed:
U.S. agencies	$114	$1	$1,078	$6	$1,192	$7
Residential - non-agency	89	1	17	—	106	1
Commercial - non-agency	281	13	2	—	283	13
Collateralized loan obligations	883	21	476	17	1,359	38
Direct bank purchase bonds	159	2	185	9	344	11
Other	50	—	—	—	50	—
Total securities available for sale	$1,576	$38	$1,758	$32	$3,334	$70

Note 2—Securities (Continued)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$4,407	$48	$543	$5	$4,950	$53
Mortgage-backed:
U.S. agencies	914	4	2,769	32	3,683	36
Residential - non-agency	127	—	155	2	282	2
Commercial - non-agency	1,669	28	12	—	1,681	28
Collateralized loan obligations	597	2	790	6	1,387	8
Direct bank purchase bonds	118	1	294	17	412	18
Other	25	—	—	—	25	—
Total securities available for sale	$7,857	$83	$4,563	$62	$12,420	$145

At June 30, 2020, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential and commercial mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2020, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2020, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2020, the Company expects to recover the entire amortized cost basis of these securities.
Direct bank purchase bonds are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2020, the Company expects to recover the entire amortized cost basis of these securities.

Note 2—Securities (Continued)

The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2020
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$158	$3,637	$108	$3,903
Mortgage-backed:
U.S. agencies	—	76	990	3,378	4,444
Residential - non-agency	—	—	—	689	689
Commercial - non-agency	28	—	1,685	2,401	4,114
Collateralized loan obligations	—	3	412	944	1,359
Direct bank purchase bonds	82	273	482	95	932
Other	10	178	—	—	188
Total securities available for sale	$120	$688	$7,206	$7,615	$15,629

The gross realized gains and losses from sales of available for sale securities for the three and six months ended June 30, 2020 and 2019 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Gross realized gains	$57	$22	$110	$23

Securities Held to Maturity
At June 30, 2020 and December 31, 2019, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair value of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	June 30, 2020
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,243	$—	$—	$1,243	$19	$—	$1,262
Mortgage-backed:
U.S. agencies	6,949	1	88	6,862	295	—	7,157
Total securities held to maturity	$8,192	$1	$88	$8,105	$314	$—	$8,419

	December 31, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,359	$—	$—	$1,359	$—	$6	$1,353
Mortgage-backed:
U.S. agencies	8,166	—	104	8,062	123	30	8,155
Total securities held to maturity	$9,525	$—	$104	$9,421	$123	$36	$9,508

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
The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2020 and December 31, 2019 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2020
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
Mortgage-backed:
U.S. agencies	$38	$—	$—	$3,048	$88	$—	$3,086	$88	$—
Total securities held to maturity	$38	$—	$—	$3,048	$88	$—	$3,086	$88	$—

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$509	$—	$6	$—	$—	$—	$509	$—	$6
Mortgage-backed:
U.S. agencies	1,084	—	9	4,515	104	21	5,599	104	30
Total securities held to maturity	$1,593	$—	$15	$4,515	$104	$21	$6,108	$104	$36

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2020
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$2	$2	$—	$—	$1,241	$1,260	$—	$—	$1,243	$1,262
Mortgage-backed:
U.S. agencies	—	—	658	688	786	821	5,418	5,648	6,862	7,157
Total securities held to maturity	$2	$2	$658	$688	$2,027	$2,081	$5,418	$5,648	$8,105	$8,419

Securities Pledged and Received as Collateral
At June 30, 2020 and December 31, 2019, the Company pledged $11.7 billion and $10.5 billion of available for sale and trading securities as collateral, respectively, of which $1.7 billion and $1.0 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, and securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.

Note 2—Securities (Continued)

At June 30, 2020 and December 31, 2019, the Company received $25.7 billion and $34.0 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $25.7 billion and $34.0 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $25.0 billion and $32.5 billion at June 30, 2020 and December 31, 2019, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2019 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at June 30, 2020 and December 31, 2019.

(Dollars in millions)	June 30, 2020	December 31, 2019
Loans held for investment:
Commercial and industrial	$29,464	$26,338
Commercial mortgage	16,683	16,895
Construction	1,712	1,511
Lease financing	1,027	1,001
Total commercial portfolio	48,886	45,745
Residential mortgage and home equity(1)	33,794	38,018
Other consumer(2)	3,855	4,450
Total consumer portfolio	37,649	42,468
Total loans held for investment(3)	86,535	88,213
Allowance for loan losses	(1,452)	(538)
Loans held for investment, net	$85,083	$87,675

(1)	Includes home equity loans of $1,874 million and $2,049 million at June 30, 2020 and December 31, 2019, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

(3)	Includes $199 million and $320 million at June 30, 2020 and December 31, 2019, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Accrued interest receivable on loans held for investment totaled $241 million at June 30, 2020 and is included in other assets on the consolidated balance sheet. For certain COVID-19 related loan modifications, which were largely payment deferrals, the Company recorded an allowance for uncollectible accrued interest of $5 million at June 30, 2020.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The provision for loan losses was $264 million and $538 million for the commercial loan segment and $89 million and $263 million for the consumer loan segment for the three and six months ended June 30, 2020, respectively, largely due to the impact of COVID-19 and the corresponding deterioration in the economic environment on the allowance for loan losses. The economic forecast incorporated management's expectations at June 30, 2020 which included a sharp increase in the unemployment rate during 2020, with a modest recovery emerging in late 2020 and continuing into subsequent years. At March 31, 2020 management expected lower unemployment and a quicker recovery. Downgrades also contributed to the commercial segment provision. The collectively-assessed allowance for credit losses estimate also incorporated management’s qualitatively-determined model input adjustments and overlays that reflect the anticipated loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of COVID-19 that are not otherwise incorporated into the collectively-assessed modeling methodology. The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended June 30, 2020
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$679	$473	$—	$1,152
(Reversal of) provision for loan losses	264	89	—	353
Loans charged-off	(14)	(45)	—	(59)
Recoveries of loans previously charged-off	3	3	—	6
Allowance for loan losses, end of period	$932	$520	$—	$1,452

	For the Three Months Ended June 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$389	$122	$5	$516
(Reversal of) provision for loan losses	20	51	(5)	66
Loans charged-off	(14)	(21)	—	(35)
Recoveries of loans previously charged-off	12	3	—	15
Allowance for loan losses, end of period	$407	$155	$—	$562

	For the Six Months Ended June 30, 2020
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$354	$184	$—	$538
Cumulative effect adjustment from adoption of ASC 326 (1)	76	153	—	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASC 326 (1)	430	337	—	767
(Reversal of) provision for loan losses	538	263	—	801
Loans charged-off	(46)	(86)	—	(132)
Recoveries of loans previously charged-off	10	6	—	16
Allowance for loan losses, end of period	$932	$520	$—	$1,452

(1)	For further information see Note 1 to these Consolidated Financial Statements.

	For the Six Months Ended June 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
(Reversal of) provision for loan losses	52	78	(5)	125
Loans charged-off	(25)	(38)	—	(63)
Recoveries of loans previously charged-off	21	5	—	26
Allowance for loan losses, end of period	$407	$155	$—	$562

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table shows the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2019.

	December 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$43	$12	$—	$55
Collectively evaluated for impairment	311	172	—	483
Total allowance for loan losses	$354	$184	$—	$538

Loans held for investment:
Individually evaluated for impairment	$436	$246	$—	$682
Collectively evaluated for impairment	45,309	42,222	—	87,531
Total loans held for investment	$45,745	$42,468	$—	$88,213

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2020 and December 31, 2019. The nonaccrual loans all have related allowance for credit losses accrued as of June 30, 2020.

(Dollars in millions)	June 30, 2020	December 31, 2019
Commercial and industrial	$222	$175
Commercial mortgage	147	15
Construction	45	—
Total commercial portfolio	414	190
Residential mortgage and home equity	206	137
Other consumer	1	1
Total consumer portfolio	207	138
Total nonaccrual loans	$621	$328
Troubled debt restructured loans that continue to accrue interest	$317	$392
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$253	$171

The following tables show the aging of the balance of loans held for investment by class as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$30,259	$155	$76	$231	$30,490
Commercial mortgage	16,487	179	17	196	16,683
Construction	1,706	7	—	7	1,713
Total commercial portfolio	48,452	341	93	434	48,886
Residential mortgage and home equity	33,463	251	80	331	33,794
Other consumer	3,820	19	16	35	3,855
Total consumer portfolio	37,283	270	96	366	37,649
Total loans held for investment	$85,735	$611	$189	$800	$86,535

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,241	$37	$61	$98	$27,339
Commercial mortgage	16,858	34	3	37	16,895
Construction	1,511	—	—	—	1,511
Total commercial portfolio	45,610	71	64	135	45,745
Residential mortgage and home equity	37,788	179	51	230	38,018
Other consumer	4,400	33	17	50	4,450
Total consumer portfolio	42,188	212	68	280	42,468
Total loans held for investment	$87,798	$283	$132	$415	$88,213

Loans held for investment 90 days or more past due and still accruing interest totaled $74 million at June 30, 2020 and $20 million at December 31, 2019. The following table presents the loans that are 90 days or more past due, but are not on nonaccrual status by loan class.

(Dollars in millions)	June 30, 2020	December 31, 2019
Commercial and industrial	$36	$3
Commercial mortgage	14	—
Total commercial portfolio	50	3
Residential mortgage and home equity	9	—
Other consumer	15	17
Total consumer portfolio	24	17
Total loans that are 90 days or more past due and still accruing	$74	$20

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	June 30, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Commercial and industrial:
Pass	$4,124	$2,389	$1,886	$1,275	$821	$1,608	$15,074	$27,177
Criticized:
Special Mention	24	280	198	71	8	171	656	1,408
Classified	50	36	75	40	1	70	607	879
Total	4,198	2,705	2,159	1,386	830	1,849	16,337	29,464
Commercial mortgage:
Pass	911	3,766	3,101	1,868	1,696	4,036	73	15,451
Criticized:
Special Mention	10	124	349	31	111	163	15	803
Classified	—	7	10	4	5	403	—	429
Total	921	3,897	3,460	1,903	1,812	4,602	88	16,683
Construction:
Pass	124	730	345	255	35	—	14	1,503
Criticized:
Special Mention	—	5	98	3	8	25	8	147
Classified	—	4	45	13	—	—	—	62
Total	124	739	488	271	43	25	22	1,712
Lease financing:
Pass	152	257	1	—	50	464	—	924
Criticized:
Special Mention	—	12	—	—	—	91	—	103
Classified	—	—	—	—	—	—	—	—
Total	152	269	1	—	50	555	—	1,027
Total commercial portfolio	$5,395	$7,610	$6,108	$3,560	$2,735	$7,031	$16,447	$48,886
Percentage of total	11%	16%	12%	7%	6%	14%	34%	100%

	December 31, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$26,210	$636	$493	$27,339
Commercial mortgage	16,569	114	212	16,895
Construction	1,399	50	62	1,511
Total commercial portfolio	$44,178	$800	$767	$45,745

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $3 million of loans covered by FDIC loss share agreements at December 31, 2019.

Payment Status	June 30, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
Accrual	$1,629	$5,369	$3,791	$7,170	$6,477	$7,972	$1,180	$33,588
Nonaccrual	—	3	5	8	8	178	4	206
Total	1,629	5,372	3,796	7,178	6,485	8,150	1,184	33,794
Other consumer:
Accrual	524	2,257	703	54	9	34	273	3,854
Nonaccrual	—	—	—	—	—	1	—	1
Total	524	2,257	703	54	9	35	273	3,855
Total consumer portfolio	$2,153	$7,629	$4,499	$7,232	$6,494	$8,185	$1,457	$37,649
Percentage of total	6%	20%	12%	19%	17%	22%	4%	100%

	December 31, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$37,878	$137	$38,015
Other consumer	4,449	1	4,450
Total consumer portfolio	$42,327	$138	$42,465

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at June 30, 2020 and December 31, 2019. The December 31, 2019 amounts presented reflect unpaid principal balances less partial charge-offs.

FICO Scores	June 30, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
720 and Above	$1,407	$4,628	$3,157	$6,037	$5,613	$6,352	$931	$28,125
Below 720	205	726	626	1,088	831	1,511	240	5,227
No FICO Available(1)	17	18	13	53	41	287	13	442
Total	1,629	5,372	3,796	7,178	6,485	8,150	1,184	33,794
Other consumer loans:
720 and Above	347	1,329	423	33	5	6	118	2,261
Below 720	177	928	280	21	4	4	153	1,567
No FICO Available(1)	—	—	—	—	—	25	2	27
Total	524	2,257	703	54	9	35	273	3,855
Total consumer portfolio	$2,153	$7,629	$4,499	$7,232	$6,494	$8,185	$1,457	$37,649
Percentage of total	6%	20%	12%	19%	17%	22%	4%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$31,441	$5,742	$454	$37,637
Other consumer	2,567	1,841	3	4,411
Total consumer portfolio	$34,008	$7,583	$457	$42,048
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

LTV Ratios	June 30, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
80% or below	$1,613	$5,125	$3,593	$7,125	$6,476	$8,077	$1,067	$33,076
80% to 100%	15	247	201	52	8	37	112	672
100% or more	—	—	—	—	—	6	—	6
No LTV Available(1)	1	—	2	1	1	30	5	40
Total	1,629	5,372	3,796	7,178	6,485	8,150	1,184	33,794
Total consumer portfolio	$1,629	$5,372	$3,796	$7,178	$6,485	$8,150	$1,184	$33,794
Percentage of total	5%	16%	11%	21%	19%	24%	4%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2019
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage and home equity	$35,893	$1,689	$12	$43	$37,637
Total consumer portfolio	$35,893	$1,689	$12	$43	$37,637
Percentage of total	95%	5%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of June 30, 2020 and December 31, 2019. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $36 million and $61 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2020 and December 31, 2019, respectively.

(Dollars in millions)	June 30, 2020	December 31, 2019
Commercial and industrial	$147	$140
Commercial mortgage	170	168
Construction	52	62
Total commercial portfolio	369	370
Residential mortgage and home equity	200	192
Other consumer	1	1
Total consumer portfolio	201	193
Total restructured loans	$570	$563

For the second quarter of 2020, TDR modifications in the commercial portfolio segment were largely composed of forbearance and covenant amendment. In the consumer portfolio segment, modifications were largely composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for the six months ended June 30, 2020 and June 30, 2019. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020 the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. At June 30, 2020, $2.7 billion of modified commercial loans and $3.8 billion of modified consumer loans were not classified as TDRs since the modifications, which were largely payment deferrals, met the criteria under either the CARES Act or the criteria specified by the regulatory agencies. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$98	$98	$101	$101
Commercial mortgage	3	3	3	3
Total commercial portfolio	101	101	104	104
Residential mortgage and home equity	23	23	24	24
Total consumer portfolio	23	23	24	24
Total	$124	$124	$128	$128

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended June 30, 2019		For the Six Months Ended June 30, 2019
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$62	$62	$103	$103
Commercial mortgage	60	59	62	61
Total commercial portfolio	122	121	165	164
Residential mortgage and home equity	1	1	6	6
Total consumer portfolio	1	1	6	6
Total	$123	$122	$171	$170

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2020 and 2019, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Commercial and industrial	$28	$28
Total commercial portfolio	28	28
Total	$28	$28

(Dollars in millions)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Commercial and industrial	$40	$40
Commercial mortgage	—	1
Total commercial portfolio	40	41
Total	$40	$41

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$90	$90	$37	$37
Leasing investments	332	115	447	5	5
Total consolidated VIEs	$332	$205	$537	$42	$42

	December 31, 2019
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$96	$96	$36	$36
Leasing investments	349	117	466	9	9
Total consolidated VIEs	$349	$213	$562	$45	$45

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at June 30, 2020 and December 31, 2019. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the six months ended June 30, 2020 and June 30, 2019, the Company had noncash increases in unfunded commitments on LIHC investments of $52 million and $94 million, respectively, included within other liabilities.

	June 30, 2020
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$27	$236	$868	$1,131	$187	$187	$1,130
Renewable energy investments	—	—	1,290	1,290	—	—	1,310
Other investments	—	6	73	79	4	4	166
Total unconsolidated VIEs	$27	$242	$2,231	$2,500	$191	$191	$2,606

	December 31, 2019
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$27	$219	$872	$1,118	$148	$148	$1,118
Renewable energy investments	—	—	1,256	1,256	—	—	1,276
Other investments	—	13	69	82	4	4	163
Total unconsolidated VIEs	$27	$232	$2,197	$2,456	$152	$152	$2,557

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and six months ended June 30, 2020 and 2019.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$1	$1	$2	$3
Amortization of LIHC investments included in income tax expense	28	30	59	64
Tax credits and other tax benefits from LIHC investments included in income tax expense	43	41	79	86

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

The following table presents the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of June 30, 2020 and December 31, 2019.

	June 30, 2020					December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase
U.S. Treasury and government agencies	$9,424	$2,392	$—	$100	$11,916	$12,219	$2,237	$385	$102	$14,943
Mortgage-backed:
U.S. agencies	7,035	1,879	3,100	1,050	13,064	5,322	1,582	7,126	—	14,030
Corporate debt	485	—	790	—	1,275	688	24	1,161	—	1,873
Other debt	317	—	500	—	817	327	—	533	—	860
Equity	300	—	436	—	736	1,400	349	456	—	2,205
Total	$17,561	$4,271	$4,826	$1,150	$27,808	$19,956	$4,192	$9,661	$102	$33,911
Securities loaned:
Corporate bonds	147	—	—	—	147	2	—	—	—	2
Other Debt	61	—	—	—	61	—	—	—	—	—
Equity	262	29	—	—	291	257	236	—	—	493
Total	$470	$29	$—	$—	$499	$259	$236	$—	$—	$495

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

The following tables present the offsetting of financial assets and liabilities as of June 30, 2020 and December 31, 2019.

	June 30, 2020
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,690	$611	$2,079	$59	$—	$2,020
Securities borrowed or purchased under resale agreements	23,300	6,219	17,081	16,987	—	94
Total	$25,990	$6,830	$19,160	$17,046	$—	$2,114
Financial Liabilities:
Derivative liabilities	$981	$634	$347	$193	$1	$153
Securities loaned or sold under repurchase agreements	28,307	6,220	22,087	21,396	—	691
Total	$29,288	$6,854	$22,434	$21,589	$1	$844

	December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,233	$264	$969	$26	$—	$943
Securities borrowed or purchased under resale agreements	29,483	5,540	23,943	23,844	—	99
Total	$30,716	$5,804	$24,912	$23,870	$—	$1,042
Financial Liabilities:
Derivative liabilities	$523	$306	$217	$129	$1	$87
Securities loaned or sold under repurchase agreements	34,406	5,540	28,866	27,957	—	909
Total	$34,929	$5,846	$29,083	$28,086	$1	$996

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	June 30, 2020	December 31, 2019
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 1.41% and 1.98% at June 30, 2020 and December 31, 2019, respectively	$333	$58
Federal Home Loan Bank advances, with a weighted average interest rate of 0.36% and 1.86% at June 30, 2020 and December 31, 2019, respectively	2,100	6,100
Total debt issued by MUB	2,433	6,158
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 0.69% and 2.27% at June 30, 2020 and December 31, 2019, respectively	9	69
Short-term debt due to affiliates, with weighted average interest rates of (-0.07)% and (-0.10)% at June 30, 2020 and December 31, 2019, respectively	260	257
Total debt issued by other MUAH subsidiaries	269	326
Total commercial paper and other short-term borrowings	$2,702	$6,484

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.5 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an irrevocable extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At June 30, 2020, MUSA had JPY 28 billion (260 million USD equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	June 30, 2020	December 31, 2019
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$399	$399
Fixed rate 3.00% notes due February 2025	398	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 1.21% at June 30, 2020 and 3.03% at December 31, 2019	3,250	3,250
Floating rate debt due December 2022. This note, which bears interest at 0.97% above 3-month LIBOR, had a rate of 1.28% at June 30, 2020 and 3.07% at December 31, 2019	125	125
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 1.30% at June 30, 2020 and 3.12% at December 31, 2019	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.94% above 3-month LIBOR, had a rate of 1.25% at June 30, 2020 and 2.82% at December 31, 2019	1,765	1,765
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at June 30, 2020 and 0.76% at December 31, 2019	24	24
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 2.01% at June 30, 2020 and 3.59% at December 31, 2019	37	37
Total debt issued by MUAH	7,623	7,622
Debt issued by MUB
Senior debt:
Fixed rate 2.10% notes due December 2022	699	698
Floating rate debt due December 2022. These notes which bear interest at 0.71% above the Secured Overnight Financing Rate had a rate of 0.81% at June 30, 2020 and 2.26% at December 31, 2019	299	300
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 0.92% at June 30, 2020 and 2.49% at December 31, 2019	300	300
Variable rate FHLB of San Francisco advances due November 2020. These notes bear a combined weighted average rate of 0.34% at June 30, 2020 and 1.90% at December 31, 2019	1,100	1,100
Fixed rate 3.15% notes due April 2022	998	998
Fixed rate FHLB of San Francisco advances due April 2025. These notes bear a combined weighted average rate of 2.80% at June 30, 2020 and 2.95% at December 31, 2019	5,200	5,500
Other	13	13
Total debt issued by MUB	8,609	8,909
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bear interest above 3-month LIBOR had a weighted average interest rate of 0.31% at June 30, 2020 and 1.94% at December 31, 2019	250	250
Various fixed rate borrowings due between September 2020 and June 2023 with a weighted average interest rate of 2.29% (between 1.71% and 2.44%) at June 30, 2020 and 2.22% (between 1.68% and 2.44%) at December 31, 2019	104	137
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 0.66% at June 30, 2020 and 2.17% at December 31, 2019	3	3
Fixed rate non-recourse borrowings due between October 2020 and July 2023 which had an interest rate of 3.02% (between 1.96% and 3.72%) at June 30, 2020 and 3.07% (between 1.96% and 3.72%) at December 31, 2019	143	166
Other non-recourse debt:
Various floating rate non-recourse borrowings due December 2023. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 2.29% at June 30, 2020 and 3.93% at December 31, 2019	25	13
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at June 30, 2020 and 5.34% December 31, 2019	28	29
Total debt issued by other MUAH subsidiaries	553	598
Total long-term debt	$16,785	$17,129

Note 7—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at June 30, 2020 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2020	$—	$1,725	$176	$1,901
2021	—	1,925	188	2,113
2022	3,774	2,795	38	6,607
2023	3,414	1,550	123	5,087
2024	—	—	—	—
Thereafter	435	614	28	1,077
Total long-term debt	$7,623	$8,609	$553	$16,785

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019, by major category and by valuation hierarchy level.

	June 30, 2020					December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$3,424	$—	$—	$3,424	$—	$2,393	$—	$—	$2,393
Mortgage-backed:
U.S. agencies	—	5,810	—	—	5,810	—	5,376	—	—	5,376
Corporate debt	—	656	—	—	656	—	1,212	—	—	1,212
Other debt	—	393	—	—	393	—	306	—	—	306
Equity	106	—	—	—	106	127	—	—	—	127
Derivative contracts	4	2,668	2	(610)	2,064	16	1,195	8	(256)	963
Total trading account assets	110	12,951	2	(610)	12,453	143	10,482	8	(256)	10,377
Securities available for sale:
U.S. Treasury and government agencies	—	3,903	—	—	3,903	—	5,438	—	—	5,438
Mortgage-backed:
U.S. agencies	—	4,444	—	—	4,444	—	5,468	—	—	5,468
Residential - non-agency	—	689	—	—	689	—	762	—	—	762
Commercial - non-agency	—	4,097	17	—	4,114	—	3,471	18	—	3,489
Collateralized loan obligations	—	1,359	—	—	1,359	—	1,491	—	—	1,491
Direct bank purchase bonds	—	—	932	—	932	—	—	936	—	936
Other	—	12	176	—	188	—	28	177	—	205
Total securities available for sale	—	14,504	1,125	—	15,629	—	16,658	1,131	—	17,789
Other assets:
Mortgage servicing rights	—	—	142	—	142	—	—	270	—	270
Loans held for sale	—	—	44	—	44	—	—	42	—	42
Derivative contracts	—	2	14	(1)	15	—	10	4	(8)	6
Equity securities	10	—	—	—	10	10	—	—	—	10
Total other assets	10	2	200	(1)	211	10	10	316	(8)	328
Total assets	$120	$27,457	$1,327	$(611)	$28,293	$153	$27,150	$1,455	$(264)	$28,494
Percentage of total	—%	97%	5%	(2)%	100%	1%	95%	5%	(1)%	100%
Percentage of total Company assets	—%	16%	1%	—%	17%	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$2,290	$—	$—	$2,290	$—	$2,299	$—	$—	$2,299
Corporate debt	—	463	—	—	463	—	646	—	—	646
Other debt	—	57	—	—	57	—	4	—	—	4
Equity	104	—	—	—	104	105	—	—	—	105
Derivatives contracts	11	962	2	(633)	342	11	499	8	(306)	212
Total trading account liabilities	115	3,772	2	(633)	3,256	116	3,448	8	(306)	3,266
Other liabilities:
FDIC clawback liability	—	—	108	—	108	—	—	121	—	121
Derivatives contracts	—	5	—	(1)	4	—	2	3	—	5
Total other liabilities	—	5	108	(1)	112	—	2	124	—	126
Total liabilities	$115	$3,777	$110	$(634)	$3,368	$116	$3,450	$132	$(306)	$3,392
Percentage of total	4%	112%	3%	(19)%	100%	3%	102%	4%	(9)%	100%
Percentage of total Company liabilities	—%	3%	—%	(1)%	2%	—%	2%	—%	—%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019. Level 3 securities available for sale at June 30, 2020 and 2019 primarily consist of direct bank purchase bonds.

	For the Three Months Ended
	June 30, 2020					June 30, 2019
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$3	$1,123	$221	$(3)	$(124)	$12	$1,268	$386	$(12)	$(119)
Total gains (losses) - realized/unrealized:
Included in income before taxes	—	—	(24)	—	2	—	—	(45)	—	(6)
Included in other comprehensive income	—	4	—	—	—	—	9	—	—	—
Purchases/additions	—	29	3	—	—	—	2	178	—	—
Sales	—	—	—	—	—	—	—	—	—	—
Settlements	(1)	(31)	—	1	14	—	(191)	—	—	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$2	$1,125	$200	$(2)	$(108)	$12	$1,088	$519	$(12)	$(125)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$(24)	$—	$1	$—	$—	$(45)	$—	$(6)

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Six Months Ended
	June 30, 2020					June 30, 2019
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$8	$1,131	$316	$(8)	$(124)	$13	$1,331	$277	$(13)	$(118)
Total gains (losses) - realized/unrealized):
Included in income before taxes	(3)	—	(124)	3	2	2	—	(76)	(2)	(7)
Included in other comprehensive income	—	1	—	—	—	—	20	—	—	—
Purchases/additions	—	30	8	—	—	—	4	318	—	—
Settlements	(3)	(37)	—	3	14	(3)	(267)	—	3	—
Asset (liability) balance, end of period	$2	$1,125	$200	$(2)	$(108)	$12	$1,088	$519	$(12)	$(125)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(3)	$—	$(124)	$3	$1	$2	$—	$(76)	$(2)	$(7)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at June 30, 2020.

	June 30, 2020
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$932	Return on equity	Market-required return on capital	8.0-10.0%	9.7%
			Probability of default	0.0-25.0	0.5
			Loss severity	10.0-65.0	22.4

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2020 and 2019 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2020				For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment	$194	$—	$—	$194	$(58)	$(67)
Other assets	98	—	—	98	(9)	(52)
Total	$292	$—	$—	$292	$(67)	$(119)

	June 30, 2019				For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment	$210	$—	$—	$210	$12	$(3)
Other assets	114	—	—	114	(10)	(15)
Total	$324	$—	$—	$324	$2	$(18)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at June 30, 2020 and December 31, 2019.

	June 30, 2020
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$17,421	$17,421	$17,421	$—	$—
Securities borrowed or purchased under resale agreements	17,081	17,085	—	17,085	—
Securities held to maturity	8,105	8,419	—	8,419	—
Loans held for investment(1)	84,080	85,692	—	—	85,692
Other assets	33	33	33	—	—
Liabilities
Time deposits	$10,024	10,094	—	10,094	—
Securities loaned or sold under repurchase agreements	22,087	22,088	—	22,088	—
Commercial paper and other short-term borrowings	2,702	2,702	—	2,702	—
Long-term debt	16,785	17,175	—	17,175	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	81	297	—	—	297

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,641	$9,641	$9,641	$—	$—
Securities borrowed or purchased under resale agreements	23,943	23,946	—	23,946	—
Securities held to maturity	9,421	9,508	—	9,508	—
Loans held for investment(1)	86,687	87,506	—	—	87,506
Other assets	54	54	54	—	—
Liabilities
Time deposits	$15,651	$15,691	$—	$15,691	$—
Securities loaned or sold under repurchase agreements	28,866	28,866	—	28,866	—
Commercial paper and other short-term borrowings	6,484	6,484	—	6,484	—
Long-term debt	17,129	17,344	—	17,344	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$87	$280	$—	$—	$280

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of June 30, 2020 and December 31, 2019. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2020			December 31, 2019
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$9,509	$—	$1	$13,319	$—	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	192,576	2,272	805	214,805	981	446
Commodity contracts	4	—	—	9	—	—
Foreign exchange contracts	14,886	399	167	11,219	230	64
Equity contracts	84	3	2	72	8	8
Other contracts	78	—	1	72	—	—
Total trading	207,628	2,674	975	226,177	1,219	518
Other risk management	2,183	16	5	1,948	14	5
Total derivative instruments	$219,320	$2,690	$981	$241,444	$1,233	$523

We recognized net gains of $5 million and $28 million on other risk management derivatives for the three and six months ended June 30, 2020, respectively, and net gains of $16 million and $7 million for the three and six months ended June 30, 2019, which are included in other noninterest income.

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
The Company used interest rate derivatives with an aggregate notional amount of $9.5 billion at June 30, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $9 million at June 30, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At June 30, 2020, the weighted average remaining life of the active cash flow hedges was 3.2 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At June 30, 2020, the Company expects to reclassify approximately $93 million of income from AOCI to net interest income during the twelve months ending June 30, 2021. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2020.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2020 and 2019.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2020	2019	Location	2020	2019
Derivatives in cash flow hedging relationships
			Interest income	$8	$(21)
Interest rate contracts	$52	$55	Interest expense	—	—
Total	$52	$55		$8	$(21)

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2020	2019	Location	2020	2019
Derivatives in cash flow hedging relationships
			Interest income	$(11)	$(40)
Interest rate contracts	$475	$69	Interest expense	—	—
Total	$475	$69		$(11)	$(40)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and six months ended June 30, 2020 and 2019.

	Gains (Losses) Recognized in Income on Trading Derivatives		Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Trading derivatives
Interest rate contracts	$(24)	$(49)	$(83)	$(84)
Equity contracts	(1)	3	3	7
Foreign exchange contracts	14	13	32	24
Total	$(11)	$(33)	$(48)	$(53)

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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and six months ended June 30, 2020 and 2019.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2020
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$54	$(14)	$40
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(8)	2	(6)
Net change	46	(12)	34
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	290	(76)	214
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(57)	15	(42)
Amortization of net unrealized (gains) losses on held to maturity securities	9	(2)	7
Net change	242	(63)	179
Pension and other benefits:
Amortization of prior service credit(1)	(7)	2	(5)
Recognized net actuarial (gain) loss(1)	28	(8)	20
Net change	21	(6)	15
Net change in AOCI	$309	$(81)	$228

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

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

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2020
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$477	$(125)	$352
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	11	(3)	8
Net change	488	(128)	360
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	686	(180)	506
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(110)	29	(81)
Amortization of net unrealized (gains) losses on held to maturity securities	16	(4)	12
Net change	592	(155)	437
Pension and other benefits:
Amortization of prior service credit(1)	(14)	4	(10)
Recognized net actuarial (gain) loss(1)	56	(15)	41
Net change	42	(11)	31
Net change in AOCI	$1,122	$(294)	$828

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$69	$(18)	$51
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	40	(11)	29
Net change	109	(29)	80
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	414	(109)	305
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(23)	6	(17)
Amortization of net unrealized (gains) losses on held to maturity securities	13	(3)	10
Net change	404	(106)	298
Pension and other benefits:
Amortization of prior service credit (1)	(20)	5	(15)
Recognized net actuarial (gain) loss(1)	37	(10)	27
Net change	17	(5)	12
Other	1	—	1
Net change in AOCI	$531	$(140)	$391

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended June 30, 2019 and 2020:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, March 31, 2019	$(196)	$(221)	$—	$(724)	$—	$(1,141)
Other comprehensive income (loss) before reclassifications	41	157	—	—	—	198
Amounts reclassified from AOCI	15	(11)	—	6	—	10
Balance, June 30, 2019	$(140)	$(75)	$—	$(718)	$—	$(933)
Balance, March 31, 2020	$211	$165	$—	$(638)	$—	$(262)
Other comprehensive income (loss) before reclassifications	40	214	—	—	—	254
Amounts reclassified from AOCI	(6)	(35)	—	15	—	(26)
Balance, June 30, 2020	$245	$344	$—	$(623)	$—	$(34)

For the Six Months Ended June 30, 2019 and 2020:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	51	305	—	—	1	357
Amounts reclassified from AOCI	29	(7)	—	12	—	34
Balance, June 30, 2019	$(140)	$(75)	$—	$(718)	$—	$(933)
Balance, December 31, 2019	$(115)	$(93)	$—	$(654)	$—	$(862)
Other comprehensive income (loss) before reclassifications	352	506	—	—	—	858
Amounts reclassified from AOCI	8	(69)	—	31	—	(30)
Balance, June 30, 2020	$245	$344	$—	$(623)	$—	$(34)

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2020 and 2019. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$22	$19	$1	$—	$—	$—
Interest cost	24	30	1	3	—	1
Expected return on plan assets	(66)	(65)	(5)	(5)	—	—
Amortization of prior service credit	(7)	(7)	—	(3)	—	—
Recognized net actuarial loss	26	16	—	3	1	—
Total net periodic benefit (income) cost	$(1)	$(7)	$(3)	$(2)	$1	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$43	$38	$1	$1	$—	$—
Interest cost	48	59	3	5	1	2
Expected return on plan assets	(133)	(129)	(10)	(9)	—	—
Amortization of prior service credit	(14)	(13)	—	(7)	—	—
Recognized net actuarial loss	54	31	—	5	2	1
Total net periodic benefit (income) cost	$(2)	$(14)	$(6)	$(5)	$3	$3

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	June 30, 2020
Commitments to extend credit	$38,281
Issued standby and commercial letters of credit	4,047
Commitments to enter into forward-starting resale agreements	853
Other commitments	577
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have remaining terms of 1 year or less. At June 30, 2020, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The Company occasionally enters into financial guarantee contracts where a premium is received from another financial institution counterparty to guarantee a portion of the credit risk on interest rate swap contracts entered into between the financial institution and its customer. The Company becomes liable to pay the financial institution only if the financial institution is unable to collect amounts owed to them by their customer. As of June 30, 2020, the current exposure to loss under these contracts totaled $65 million, and the maximum potential exposure to loss in the future was estimated at $80 million.
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

Note 13—Business Segments
The Company has four reportable segments: Regional Bank, Global Corporate & Investment Banking - U.S., Transaction Banking, and MUSA. The Company uses various management accounting methodologies to measure the performance of its segments. Unlike GAAP, there is no standardized or authoritative guidance for management accounting. Consequently, reported results are not necessarily comparable with those presented by other companies and they are not necessarily indicative of the results that would be reported by the business units if they were separate economic entities. During the second quarter of 2020, certain customer relationships and associated deposits were transferred from Transaction Banking to Global Corporate & Investment Banking - U.S. Prior period results have been revised to conform to the current period presentation.
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

Note 13—Business Segments (Continued)

As of and for the Three Months Ended June 30, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$500	$95	$46	$96	$50	$787
Noninterest income	97	117	9	187	399	809
Total revenue	597	212	55	283	449	1,596
Noninterest expense	502	131	44	150	351	1,178
(Reversal of) provision for credit losses	317	41	—	—	3	361
Income (loss) before income taxes and including noncontrolling interests	(222)	40	11	133	95	57
Income tax expense (benefit) (1)	(65)	(5)	—	34	75	39
Net income (loss) including noncontrolling interests	(157)	45	11	99	20	18
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	4	4
Net income (loss) attributable to MUAH	$(157)	$45	$11	$99	$24	$22

Total assets, end of period	$71,941	$21,735	$251	$27,881	$45,542	$167,350

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three Months Ended June 30, 2019:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$573	$133	$52	$37	$(18)	$777
Noninterest income	118	83	9	85	354	649
Total revenue	691	216	61	122	336	1,426
Noninterest expense	538	125	41	113	337	1,154
(Reversal of) provision for credit losses	32	22	(1)	—	3	56
Income (loss) before income taxes and including noncontrolling interests	121	69	21	9	(4)	216
Income tax expense (benefit) (1)	20	—	6	2	(8)	20
Net income (loss) including noncontrolling interests	101	69	15	7	4	196
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	3	3
Net income (loss) attributable to MUAH	$101	$69	$15	$7	$7	$199

Total assets, end of period	$75,858	$20,577	$648	$35,131	$39,796	$172,010

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 13—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,045	$220	$92	$162	$42	$1,561
Noninterest income	226	207	18	238	732	1,421
Total revenue	1,271	427	110	400	774	2,982
Noninterest expense	1,026	263	84	266	740	2,379
(Reversal of) provision for loan losses	684	151	—	—	(4)	831
Income (loss) before income taxes and including noncontrolling interests	(439)	13	26	134	38	(228)
Income tax expense (benefit) (1)	(104)	(27)	3	34	158	64
Net income (loss) including noncontrolling interests	(335)	40	23	100	(120)	(292)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	8	8
Net income (loss) attributable to MUAH	$(335)	$40	$23	$100	$(112)	$(284)

Total assets, end of period	$71,941	$21,735	$251	$27,881	$45,542	$167,350

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Six Months Ended June 30, 2019:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,145	$249	$104	$72	$(10)	$1,560
Noninterest income	249	176	20	178	658	1,281
Total revenue	1,394	425	124	250	648	2,841
Noninterest expense	1,078	246	103	236	661	2,324
(Reversal of) provision for loan losses	80	15	(3)	—	2	94
Income (loss) before income taxes and including noncontrolling interests	236	164	24	14	(15)	423
Income tax expense (benefit) (1)	46	16	6	2	(22)	48
Net income (loss) including noncontrolling interests	190	148	18	12	7	375
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	8	8
Net income (loss) attributable to MUAH	$190	$148	$18	$12	$15	$383

Total assets, end of period	$75,858	$20,577	$648	$35,131	$39,796	$172,010

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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

The pandemic, the early economic effects of which began to be felt late in the first quarter 2020 and have continued through the second quarter, will adversely affect our revenue, and continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. As the economic impacts of the pandemic continue, we may need to shift the mix of our loan portfolio. We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. Certain of these industries, such as the retail industry and the energy industry, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in resulting in higher nonperforming assets and elevated levels of charge-offs. The pandemic has recently caused global demand for crude oil to plummet and oil futures prices to fall below zero. Continued or worsening volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

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

We may also experience financial losses due to a number of operational factors, including, among others: challenges to the availability and reliability of our network due to changes to normal operations or third party disruptions, including potential outages at network providers, call centers and other suppliers; increased cyber fraud risk related to COVID-19, as cybercriminals attempt to profit from the disruption, given increased online banking, e-commerce and other online activity; and new or additional regulatory requirements, which could require additional resources and costs to address. Various banks, including the Bank, that participated in the SBA PPP program or other relief borrowing or lending programs have or may have become the subject of purported class-action litigation regarding their activities under the program; there can be no assurance that additional litigation will not be brought against other banks who participate in such programs, including the Bank.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future, or litigation, enforcement, and/or investigation activity. Market conditions due to the pandemic could also adversely impact our credit ratings. A substantial majority of our assets, deposits and interest and fee income are generated in California. The California state government continues to generally require residents to shelter in place and to keep non-essential businesses closed in response to COVID-19, and the status of reopening plans is fluid, as is the case in Washington and Oregon. Given that a large portion of our business is generated on the West Coast, a prolonged reduction in economic activity in this region could have an adverse impact, which could be material, on our business, results of operations and financial condition.

There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, results of operations and financial condition, or on the U.S. or global economies or our market areas in particular. Given the many challenges and uncertainties resulting from the coronavirus pandemic, there is a risk that conditions will be substantially different than we are currently expecting. However, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in the “Risk Factors” section in Item 1A. of Part I our 2019 Form 10-K and in this Report on Form 10-Q.

The COVID-19 pandemic and related governmental and regulatory actions have negatively impacted the U.S. and global economies, significantly increased economic uncertainty and reduced economic activity, resulting in recessionary economic and financial market conditions, which are likely to have resultant adverse consequences for the U.S. financial services industry and for MUAH

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, the early economic effects of which began to be felt late in the first quarter 2020 and have continued through the second quarter, have negatively impacted the U.S. and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

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
Adverse changes in the credit ratings, operations or prospects of our parent companies, MUFG Bank, Ltd. and MUFG, could also adversely impact our credit ratings. In April 2020, Fitch placed the ratings of MUAH, MUB and MUSA on ratings watch negative as a result of Fitch’s downgrade of MUFG’s ratings to A-/F1 outlook stable from A/F1 outlook negative. This action follows Fitch’s recent revision of the U.S. Bank Sector Outlook and Rating Outlook, both to negative from stable, driven by concerns over the financial impact from COVID-19. On May 1, 2020, Fitch affirmed MUAH, MUB and MUSA's long and short-term ratings. The ratings watch negative was removed on the long-term rating and a negative outlook was assigned. The negative outlook reflects Fitch's view that there are significant operating environment challenges due to the disruption to economic activity and financial markets from the coronavirus pandemic. On August 4, 2020, Fitch revised the outlook on MUFG’s ratings to negative from stable driven by the outlook revision on the Japan sovereign rating and the sensitivity of MUFG’s ratings to the downside. In April 2020, S&P revised the outlook on MUFG to stable from positive due to S&P’s expectation that economic strain from the COVID–19 pandemic will put prolonged pressure on asset quality and revenue lowering the likelihood of being upgraded. Subsequently, S&P revised MUAH, MUB, and MUSA’s outlook to stable from positive. The stable outlook reflects S&P’s expectation that MUAH will remain a core banking subsidiary of MUFG. Furthermore, any change in MUAH’s stand–alone credit profile will not affect MUAH's credit rating, which, S&P believes will remain closely tied to MUFG. For additional information, refer to Part I, Item 1A. "Risk Factors" in our 2019 Form 10-K under the caption “MUFG Bank Ltd.’s and Mitsubishi UFJ Financial Group’s credit ratings and financial or regulatory condition could adversely affect our operations”.

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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements (1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 7, 2020	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2020	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: August 7, 2020	By:	/s/ NEAL HOLLAND
Neal Holland Deputy Chief Financial Officer (Principal Accounting Officer)