Form 10-Q
period 2020-09-30
MUFG Americas Holdings Corp
filed 2020-11-06
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at October 31, 2020: 132,076,912
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

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

•
The effects of the coronavirus pandemic on California, the U.S. and global economies, and on our business and results of operations, and the actions of governments to reduce the spread of the virus and to mitigate the resulting economic consequences, and the effect of the foregoing on our business

•
The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, our borrowers’ ability to service their loans and residential mortgage loans and refinancings

•
Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve, the Dodd-Frank Act, the EGRRCPA, as well as the Federal CARES Act enacted in March 2020 in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response thereto, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments

•
Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, long-term debt, issuance of additional notes under the Bank's unsecured bank note program, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation, and other recently adopted and proposed regulations by the U.S. federal banking agencies, including the requirement that all CCAR firms, including MUAH, conduct additional stress testing and resubmit their capital plans to the Federal Reserve within 45 days after the Federal Reserve releases new supervisory scenarios, and the effect of the foregoing on our business and expectations regarding compliance

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

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” and in Part I, Item 1A. “Risk Factors” in our 2019 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report or in our other reports could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Nine Months Ended
(Dollars in millions)	September 30, 2020	September 30, 2019	Percent Change	September 30, 2020	September 30, 2019	Percent Change
Results of operations:
Net interest income	$759	$754	1%	$2,320	$2,314	—%
Noninterest income	767	717	7	2,188	1,998	10
Total revenue	1,526	1,471	4	4,508	4,312	5
Noninterest expense	1,523	2,770	(45)	3,902	5,094	(23)
Pre-tax, pre-provision income(1)	3	(1,299)	100	606	(782)	177
Provision for credit losses	41	95	(57)	872	189	361
Income (loss) before income taxes and including noncontrolling interests	(38)	(1,394)	97	(266)	(971)	73
Income tax expense (benefit)	(155)	(18)	nm	(91)	30	(403)
Net income (loss) including noncontrolling interests	117	(1,376)	109	(175)	(1,001)	83
Deduct: Net loss (income) from noncontrolling interests	4	4	—	12	12	—
Net income (loss) attributable to MUAH	$121	$(1,372)	109	$(163)	$(989)	84
Balance sheet (period average):
Total assets	$164,948	$172,630	(4)%	$167,612	$170,175	(2)%
Total securities	22,754	25,984	(12)	24,117	26,525	(9)
Securities borrowed or purchased under resale agreements	16,765	22,989	(27)	17,787	22,771	(22)
Total loans held for investment	86,338	88,800	(3)	87,519	88,087	(1)
Earning assets	152,022	158,058	(4)	154,010	156,147	(1)
Total deposits	101,808	95,673	6	100,298	93,444	7
Securities loaned or sold under repurchase agreements	22,985	27,989	(18)	23,922	27,743	(14)
MUAH stockholders' equity	16,942	17,493	(3)	16,761	17,113	(2)
Performance ratios:
Return on average assets(2)	0.29%	(3.18)%		(0.13)%	(0.77)%
Return on average MUAH stockholders' equity(2)	2.85	(31.18)		(1.30)	(7.71)
Return on average MUAH tangible common equity(2)(3)	10.66	5.84		1.12	5.90
Efficiency ratio(4)	99.86	188.31		86.58	118.15
Adjusted efficiency ratio (5)	70.96	73.49		73.98	76.36
Net interest margin(2)(6)	2.00	1.92		2.02	1.99
Net loans charged-off to average total loans held for investment(2)	0.60	0.36		0.37	0.18

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
(Dollars in millions)	September 30, 2020	December 31, 2019	Percent Change
Balance sheet (end of period):
Total assets	$164,029	$170,810	(4)%
Total securities	24,313	27,210	(11)
Securities borrowed or purchased under resale agreements	17,535	23,943	(27)
Total loans held for investment	84,974	88,213	(4)
Nonperforming assets	591	329	80
Total deposits	101,959	95,861	6
Securities loaned or sold under repurchase agreements	23,432	28,866	(19)
Long-term debt	15,150	17,129	(12)
MUAH stockholders' equity	16,846	16,280	3
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	1.61%	0.61%
Allowance for loan losses to nonaccrual loans(7)	231.85	164.19
Allowance for credit losses to total loans held for investment(8)	1.73	0.73
Allowance for credit losses to nonaccrual loans(8)	248.93	197.34
Nonperforming assets to total loans held for investment and OREO	0.70	0.37
Nonperforming assets to total assets	0.36	0.19
Nonaccrual loans to total loans held for investment	0.70	0.37
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	15.03%	14.10%
Tier 1 risk-based capital ratio	15.03	14.10
Total risk-based capital ratio	16.14	14.73
Tier 1 leverage ratio	9.44	8.88
Other:
Tangible common equity ratio(10)	9.39%	8.45%

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

(5)
The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. and goodwill impairment) as a percentage of adjusted total revenue (net interest income and noninterest income excluding fees from affiliates for services provided to MUFG

Bank, Ltd.'s branches in the U.S.). Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment enhances comparability between periods. See "Non-GAAP Financial Measures" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.

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

Please refer to our Consolidated Financial Statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended September 30, 2020 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $164.0 billion at September 30, 2020.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our third quarter 2020 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the third quarter of 2020, revenue was comprised of 50% net interest income and 50% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income (loss) attributable to MUAH was $121 million and $(163) million for the three and nine months ended September 30, 2020, respectively, compared with $(1,372) million and $(989) million in the same periods in 2019. The increases in net income were largely due to the $1.6 billion goodwill impairment charge recorded in the third quarter of 2019. The Company recorded an additional goodwill impairment charge of $357 million in the third quarter of 2020. For additional information regarding the goodwill impairment charge, see "Goodwill Impairment" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The provision for credit losses was $872 million for the nine months ended September 30, 2020, compared with $189 million for the nine months ended September 30, 2019. The provision for credit losses in 2020 was substantially driven by the impact of the COVID-19 pandemic and the corresponding deterioration in the economic environment. The global pandemic from the spread of COVID-19 and governmental responses thereto have significantly impacted the U.S. and California economies and caused significant ongoing economic uncertainty, which may affect our critical accounting estimates, including our assumptions used to estimate the allowance for credit losses and used in our goodwill impairment analysis, and may adversely affect our business and results of operations in many other ways, the ultimate impact of which cannot be predicted at this time. See "Critical Accounting Estimates” in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Part II. Item 1A in this Form 10-Q.

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provided new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance, commonly referred to as the CECL model, primarily impacts the Company's loans and certain off-balance sheet credit exposures and requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information, such as reasonable and supportable forecasts, in the entity's assessment of the collectability of financial assets. Incorporating forward-looking information into the estimate of credit losses may result in more volatility in the allowance for credit losses and related provision, particularly when the economic environment is more uncertain, such as during the first nine months of 2020. Upon adoption, the Company recorded an increase to the allowance for credit losses of $199 million, primarily due to an increase in the allowance for consumer loans. The Company elected to calculate its regulatory capital ratios using the CECL five-year transition option as prescribed by the U.S. bank regulatory agencies. See "Risk Management - Credit Risk Management" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 and Note 3 to our Consolidated Financial Statements in this Form 10-Q.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The Company's U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 15.03%, 15.03% and 16.14%, respectively, at September 30, 2020. The Company's Tier 1 leverage ratio was 9.44% at September 30, 2020.

Financial Performance
Net Interest Income
The following tables show the major components of net interest income and net interest margin.

	For the Three Months Ended
	September 30, 2020			September 30, 2019

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$30,636	$207	2.69%	$25,678	$268	4.14%
Commercial mortgage	16,658	129	3.08	15,800	160	4.06
Construction	1,657	13	3.11	1,626	21	5.23
Lease financing	1,003	11	4.49	1,253	13	4.17
Residential mortgage and home equity	32,752	265	3.23	40,196	353	3.51
Other consumer	3,632	83	9.09	4,247	93	8.65
Total loans held for investment	86,338	708	3.27	88,800	908	4.08
Securities	22,754	110	1.93	25,984	151	2.32
Securities borrowed or purchased under resale agreements	16,765	17	0.41	22,989	190	3.26
Interest bearing deposits in banks	14,304	4	0.10	8,597	47	2.15
Federal funds sold	—	—	—	2	—	7.12
Trading account assets	10,850	82	3.01	10,497	87	3.28
Other earning assets	1,011	5	1.90	1,189	5	1.73
Total earning assets	152,022	926	2.43	158,058	1,388	3.49
Allowance for loan losses	(1,442)			(545)
Cash and due from banks	2,045			2,144
Other assets(4)	12,323			12,973
Total assets	$164,948			$172,630
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$43,646	$20	0.18%	$37,609	$98	1.03%
Savings	9,688	7	0.28	9,204	20	0.87
Time	8,969	28	1.25	17,318	106	2.44
Total interest bearing deposits	62,303	55	0.35	64,131	224	1.39
Commercial paper and other short-term borrowings	1,454	7	2.01	9,289	53	2.27
Securities loaned or sold under repurchase agreements	22,985	11	0.19	27,989	207	2.93
Long-term debt	16,246	78	1.94	15,543	120	3.07
Total borrowed funds	40,685	96	0.95	52,821	380	2.85
Trading account liabilities	2,841	13	1.70	3,553	25	2.75
Total interest bearing liabilities	105,829	164	0.62	120,505	629	2.07
Noninterest bearing deposits	39,505			31,542
Other liabilities(5)	2,594			3,028
Total liabilities	147,928			155,075
Equity
MUAH stockholders' equity	16,942			17,493
Noncontrolling interests	78			62
Total equity	17,020			17,555
Total liabilities and equity	$164,948			$172,630
Net interest income/spread (taxable-equivalent basis)		762	1.81%		759	1.42%
Impact of noninterest bearing deposits			0.17			0.43
Impact of other noninterest bearing sources			0.02			0.07
Net interest margin			2.00			1.92
Less: taxable-equivalent adjustment		3			5
Net interest income		$759			$754

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

	For the Nine Months Ended
	September 30, 2020			September 30, 2019

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$29,108	$679	3.12%	$25,487	$830	4.35%
Commercial mortgage	16,825	413	3.27	15,580	484	4.14
Construction	1,618	42	3.48	1,623	66	5.43
Lease financing	998	33	4.48	1,259	50	5.29
Residential mortgage and home equity	34,892	865	3.30	40,485	1,090	3.59
Other consumer	4,078	278	9.11	3,653	236	8.64
Total loans held for investment	87,519	2,310	3.52	88,087	2,756	4.18
Securities	24,117	366	2.03	26,525	463	2.33
Securities borrowed or purchased under resale agreements	17,787	174	1.31	22,771	608	3.57
Interest bearing deposits in banks	12,918	35	0.36	7,372	129	2.34
Federal funds sold	—	—	—	2	—	7.11
Trading account assets	10,683	269	3.36	10,626	270	3.40
Other earning assets	986	16	2.13	764	14	2.50
Total earning assets	154,010	3,170	2.75	156,147	4,240	3.63
Allowance for loan losses	(1,116)			(511)
Cash and due from banks	2,049			1,928
Other assets(4)	12,669			12,611
Total assets	$167,612			$170,175
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$42,307	$127	0.40%	$37,228	$278	1.00%
Savings	9,361	33	0.47	9,435	67	0.96
Time	12,095	164	1.81	15,469	278	2.40
Total interest bearing deposits	63,763	324	0.68	62,132	623	1.34
Commercial paper and other short-term borrowings	3,886	43	1.48	8,964	161	2.41
Securities loaned or sold under repurchase agreements	23,922	143	0.80	27,743	667	3.21
Long-term debt	16,526	275	2.22	16,380	378	3.07
Total borrowed funds	44,334	461	1.39	53,087	1,206	3.03
Trading account liabilities	3,161	52	2.19	3,637	80	2.93
Total interest-bearing liabilities	111,258	837	1.01	118,856	1,909	2.15
Noninterest bearing deposits	36,535			31,312
Other liabilities(5)	2,976			2,828
Total liabilities	150,769			152,996
Equity
MUAH stockholders' equity	16,761			17,113
Noncontrolling interests	82			66
Total equity	16,843			17,179
Total liabilities and equity	$167,612			$170,175
Net interest income/spread (taxable-equivalent basis)		2,333	1.74%		2,331	1.48%
Impact of noninterest bearing deposits			0.25			0.45
Impact of other noninterest bearing sources			0.03			0.06
Net interest margin			2.02			1.99
Less: taxable-equivalent adjustment		13			17
Net interest income		$2,320			$2,314

(1)	Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.

(2)	Annualized.

(3)
Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.

(4)	Other assets include noninterest bearing trading account assets.

(5)	Other liabilities include noninterest bearing trading account liabilities.

Net interest income for the three and nine months ended September 30, 2020 increased slightly compared with the same periods in 2019 due to the positive contribution of MUSA's trading and securities borrowing and lending transactions, substantially offset by a decrease in net interest income from MUB's lending activities. Rates on securities loaned or sold under repurchase agreements decreased more than yields on securities borrowed or purchased under resale agreements and trading account assets, resulting in an increase in the net interest income from these transactions despite a decrease in the related balances. The decrease in net interest income from MUB's lending activities was primarily due to yields on earning assets declining more than funding costs in a declining rate environment. Earning assets decreased largely due to decreases in securities borrowed or purchased under resale agreements, residential mortgage and home equity loans, and securities, partially offset by increases in interest bearing deposits in banks, and commercial and industrial and commercial mortgage loans.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and nine months ended September 30, 2020 and 2019.
Noninterest Income

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2020	September 30, 2019			September 30, 2020	September 30, 2019
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$36	$42	$(6)	(14)%	$111	$124	$(13)	(10)%
Trust and investment management fees	31	29	2	7	89	87	2	2
Trading account activities	14	34	(20)	(59)	15	70	(55)	(79)
Securities gains, net	27	11	16	145	137	34	103	303
Credit facility fees	27	26	1	4	77	73	4	5
Brokerage commissions and fees	18	19	(1)	(5)	51	58	(7)	(12)
Card processing fees, net	12	17	(5)	(29)	37	44	(7)	(16)
Investment banking and syndication fees	167	105	62	59	451	331	120	36
Fees from affiliates	369	378	(9)	(2)	1,123	1,073	50	5
Other, net	66	56	10	18	97	104	(7)	(7)
Total noninterest income	$767	$717	$50	7	$2,188	$1,998	$190	10
Noninterest income increased during the three and nine months ended September 30, 2020 compared with the same periods in 2019 largely due to increases in investment banking and syndication fees and gains on sale of securities, partially offset by a decrease in trading account activities.

Noninterest Expense

	For the Three Months Ended				For the Nine Months Ended
			Increase (Decrease)				Increase (Decrease)
	September 30, 2020	September 30, 2019			September 30, 2020	September 30, 2019
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and employee benefits	$700	$673	$27	4%	$2,073	$2,054	$19	1%
Net occupancy and equipment	109	107	2	2	331	322	9	3
Professional and outside services	170	159	11	7	515	480	35	7
Software	86	84	2	2	261	236	25	11
Regulatory assessments	8	17	(9)	(53)	38	45	(7)	(16)
Intangible asset amortization	4	8	(4)	(50)	16	25	(9)	(36)
Goodwill impairment	357	1,614	(1,257)	(78)	357	1,614	(1,257)	(78)
Other	89	108	(19)	(18)	311	318	(7)	(2)
Total noninterest expense	$1,523	$2,770	$(1,247)	(45)	$3,902	$5,094	$(1,192)	(23)

Excluding goodwill impairment, the increase in noninterest expense for the three and nine months ended September 30, 2020 compared with 2019 was primarily driven by impairment of a retail credit card intangible in the first and third quarters of 2020.

Goodwill Impairment
The Company performs goodwill impairment tests on an annual basis as of April 1, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company estimates the fair value of its reporting units using a combination of income and market approaches. The income approach estimates the fair value of the reporting units by discounting management’s projections of each reporting unit’s cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, using a discount rate derived from the Capital Asset Pricing Model. The market approach incorporates comparable public company price to tangible book value and price to earnings multiples.

During the third quarter of 2020, due to revisions to multiples used in the market approach component of its fair value estimation, the Company initiated an interim quantitative impairment test of goodwill allocated to two of its reporting units: Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking - U.S. Due largely to increases in observed market discount rates, the Company recorded an impairment charge of $357 million, which represented a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. and Commercial Banking and Real Estate Industries reporting units, which have $483 million and $640 million allocated goodwill remaining after the impairment, respectively. The impairment charge did not result in a cash outflow and did not significantly affect the regulatory capital ratios or the Company’s liquidity position as of September 30, 2020.

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

Income Tax Expense
For the three and nine months ended September 30, 2020, income tax benefit was $155 million and $91 million, respectively, using actual amounts for these periods, and the effective tax rate was 408% and 34%, respectively. Excluding the goodwill impairment charge in the third quarter of 2020, the majority of which was not deductible for income tax purposes, the effective tax rate would have been negative 45% and negative 97% for the three and nine months ended September 30, 2020, respectively, primarily due to excess tax credits recognized during the year. For the three and nine months ended September 30, 2019, income tax benefit was $18 million and income tax expense was $30 million, respectively, and the effective tax rate was 1% and negative 3%, respectively. Excluding the goodwill impairment charge in the third quarter of 2019, the majority of which was not deductible for income tax purposes, the effective tax rate would have been 13% and 12% for the three and nine months ended September 30, 2019, respectively.
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

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	September 30, 2020	December 31, 2019	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$30,870	$26,338	$4,532	17%
Commercial mortgage	16,600	16,895	(295)	(2)
Construction	1,550	1,511	39	3
Lease financing	961	1,001	(40)	(4)
Total commercial portfolio	49,981	45,745	4,236	9
Residential mortgage and home equity (1)	31,619	38,018	(6,399)	(17)
Other consumer (2)	3,374	4,450	(1,076)	(24)
Total consumer portfolio	34,993	42,468	(7,475)	(18)
Total loans held for investment (3)	$84,974	$88,213	$(3,239)	(4)

(1)	Includes home equity loans of $1,732 million and $2,049 million at September 30, 2020 and December 31, 2019, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

(3)	Includes $153 million and $320 million at September 30, 2020 and December 31, 2019, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Loans held for investment decreased from December 31, 2019 to September 30, 2020, primarily due to a reduction in the residential mortgage and home equity and other consumer portfolios, partially offset by an increase in the commercial and industrial loan portfolio. The increase in commercial and industrial loans is primarily due to $2.2 billion of PPP loans outstanding at September 30, 2020.

Deposits
The table below presents our deposits as of September 30, 2020 and December 31, 2019.

			Increase (Decrease)
	September 30, 2020	December 31, 2019
(Dollars in millions)			Amount	Percent
Interest checking	$7,077	$4,725	$2,352	50%
Money market	36,542	35,002	1,540	4
Total interest bearing transaction and money market accounts	43,619	39,727	3,892	10
Savings	9,475	8,962	513	6
Time	8,402	15,651	(7,249)	(46)
Total interest bearing deposits	61,496	64,340	(2,844)	(4)
Noninterest bearing deposits	40,463	31,521	8,942	28
Total deposits	$101,959	$95,861	$6,098	6

Total deposits increased $6.1 billion from December 31, 2019 to September 30, 2020 due largely to Regional Bank and Transaction Banking increases in noninterest bearing deposits and interest bearing transaction and money market accounts and saving accounts. These increases were partially offset by a decrease in time deposits due to decreases in Regional Bank time deposits, including PurePoint Financial, the direct banking division of the Bank.

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

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of September 30, 2020, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of “well-capitalized” institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2020. Under the Tailoring Rules of the Federal Reserve, MUAH, as a Category IV firm, is subject to CCAR supervisory capital planning requirements and stress testing submission requirements on an every other year basis in even years (e.g. MUAH is subject to the 2020 CCAR cycle). CCAR assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2020 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2020. In June 2020, the Company received notice that the Federal Reserve completed its review of the Company's capital plan and notice of its preliminary stress capital buffer requirement which became effective October 1, 2020. Due to the significant uncertainty caused by the COVID-19 pandemic, the Federal Reserve required all CCAR firms, including MUAH, to conduct additional stress testing and to resubmit their capital plans to the Federal Reserve by November 2, 2020. The Company timely filed its capital plan resubmission. For additional information regarding the Company's capital plan, see "Supervision and Regulation - Dodd-Frank Act and Related Regulations" and "Supervision and Regulation - Regulatory Capital and Liquidity Standards - Capital Planning and Comprehensive Capital Analysis and Review Program" in Part I, Item 1. "Business" of our 2019 Form 10-K.
MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a capital conservation buffer of 2.5% (for a total minimum Common Equity Tier 1 capital ratio of 7.0%) and a Tier 1 leverage ratio of 4.0%. Effective October 1, 2020, the capital conservation buffer was replaced by MUAH's standardized capital conservation buffer, which will in part be informed by MUAH's final stress capital buffer requirement. For purposes of calculating its risk-based capital ratios, the Company has elected to phase-in the impact of adopting ASU 2016-13, Measurement of Credit Losses on Financial Instruments, over a five-year period as permitted by the U.S. bank regulatory agencies. The impact is reflected in the September 30, 2020 capital ratios presented below.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III Rules as of September 30, 2020 and December 31, 2019.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	September 30, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$15,502	$15,086
Tier 1 capital	$15,502	$15,086
Tier 2 capital	1,148	683
Total risk-based capital	$16,650	$15,769
Risk-weighted assets	$103,152	$107,023
Average total assets for leverage capital purposes	$164,139	$169,807

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	September 30, 2020		December 31, 2019		September 30, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,502	15.03%	$15,086	14.10%	≥	$7,221	7.00%
Tier 1 capital (to risk-weighted assets)	15,502	15.03	15,086	14.10	≥	8,768	8.50
Total capital (to risk-weighted assets)	16,650	16.14	15,769	14.73	≥	10,831	10.50
Tier 1 leverage(2)	15,502	9.44	15,086	8.88	≥	6,566	4.00

(1)
The minimum capital requirement includes a capital conservation buffer of 2.5%. Effective October 1, 2020, the capital conservation buffer was replaced by MUAH's standardized capital conservation buffer, which will in part be informed by MUAH's final stress capital buffer requirement.

(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III Rules as of September 30, 2020 and December 31, 2019.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	September 30, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$14,366	$14,115
Tier 1 capital	$14,366	$14,115
Tier 2 capital	1,095	631
Total risk-based capital	$15,461	$14,746
Risk-weighted assets	$94,575	$97,563
Average total assets for leverage capital purposes	$132,713	$132,590

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	September 30, 2020		December 31, 2019		September 30, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,366	15.19%	$14,115	14.47%	≥	$6,620	7.00%	≥	$6,147	6.50%
Tier 1 capital (to risk-weighted assets)	14,366	15.19	14,115	14.47	≥	8,039	8.50	≥	7,566	8.00
Total capital (to risk-weighted assets)	15,461	16.35	14,746	15.11	≥	9,930	10.50	≥	9,457	10.00
Tier 1 leverage(2)	14,366	10.83	14,115	10.65	≥	5,309	4.00	≥	6,636	5.00

(1)The minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at September 30, 2020. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.
The following table summarizes the calculation of the Company's tangible common equity ratio as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
(Dollars in millions)
Total MUAH stockholders' equity	$16,846	$16,280
Less: Goodwill	1,407	1,764
Less: Intangible assets, except mortgage servicing rights	206	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(12)	(17)
Tangible common equity (a)	$15,245	$14,272
Total assets	$164,029	$170,810
Less: Goodwill	1,407	1,764
Less: Intangible assets, except mortgage servicing rights	206	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(12)	(17)
Tangible assets (b)	$162,428	$168,802
Tangible common equity ratio (a)/(b)	9.39%	8.45%

Goodwill and related deferred tax liabilities declined due to the impairment recorded in the third quarter of 2020. See "Goodwill Impairment" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 "Goodwill" to our Consolidated Financial Statements in Part I, Item 1. "Financial Statements" in this Form 10-Q. For additional information regarding our regulatory capital requirements, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item 1. "Business" in our 2019 Form 10-K.

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

The CECL adoption impact was estimated using a 36-month forecast period. The forecast period was shortened to 24 months in the first quarter of 2020 due to heightened volatility and uncertainty in the economy from the emergence of COVID-19. Beyond the economic forecast, the allowance methodology reverts to average historical loss experience on a straight-line basis over a 24-month period. These timeframes are regularly reviewed and approved by management and may be adjusted if economic conditions warrant. Expected prepayments are incorporated into the estimation of the EAD for each asset over the asset’s remaining term. Contractual term is not adjusted for expected extensions, renewals, and modifications unless management has a reasonable expectation that a TDR will be executed with a borrower.

Management implements qualitative adjustments to the collectively-assessed allowance to account for risks not incorporated in the quantitative models. This is to account for the difference between current conditions and those reflected in the historical loss information used to estimate the models. These qualitative factors include changes in credit policies, problem loan trends, identification of new risks not incorporated into the modeling framework, credit concentrations, changes in lending management and other external factors. Qualitative adjustments are also used to adjust the collectively-assessed allowance to account for risks attributed to imprecision in the economic forecast and when risks emerge that impact specific portfolio components (i.e., natural disasters).

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

For additional information on the allowance for loan losses and the allowance for credit losses, see "Critical Accounting Estimates" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 1 "Summary of Significant Accounting Policies and Nature of Operations" and Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in this Form 10-Q.
Allowance and Related Provision for Credit Losses
The Company recorded an increase to the allowance for credit losses of $199 million upon the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, primarily due to an increase in the allowance for consumer loans. This increase consisted of a $229 million increase in the allowance for loan losses and a $30 million decrease in the allowance for losses on unfunded credit commitments. The provision for credit losses was $41 million and $872 million for the three and nine months ended September 30, 2020, respectively, consisting of a provision for loan losses of $49 million and a reversal of provision for losses on unfunded credit commitments of $8 million for the three months ended September 30, 2020 and a provision for loan losses of $850 million and a provision for losses on unfunded credit commitments of $22 million for the nine months ended September 30, 2020.

The provision for loan losses was $52 million and $590 million for the commercial loan segment and a reversal of $3 million and a provision of $260 million for the consumer loan segment for the three and nine months ended September 30, 2020, respectively, largely due to the impact of COVID-19 and the corresponding deterioration in the economic environment on the allowance for loan losses. The economic forecast incorporated management's expectations at September 30, 2020, which included a modest recovery during the remainder of 2020 and continuing into subsequent years. The September 30, 2020 forecast was stable compared with the June 30, 2020 forecast. Losses on individually assessed commercial loans, primarily commercial mortgage loans, also contributed to the commercial segment provision. The collectively-assessed allowance for credit losses estimate also incorporated management’s qualitatively-determined model input adjustments and overlays that reflect the anticipated loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of COVID-19 that are not otherwise incorporated into the collectively-assessed modeling methodology.

The allowance for loan losses was $1,371 million at September 30, 2020, compared with $538 million at December 31, 2019, prior to the $229 million increase upon adopting ASU 2016-13. Our ratio of allowance for loan losses to total loans held for investment was 1.61% as of September 30, 2020 and 0.61% as of December 31, 2019. Our ratio of allowance for credit losses to total loans held for investment was 1.73% as of September 30, 2020 and 0.73% as of December 31, 2019. Net loans charged off to average total loans held for investment were 0.60% and 0.37% for the three and nine months ended September 30, 2020, respectively, compared with 0.36% and 0.18% for the three and nine months ended September 30, 2019, respectively.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Allowance for loan losses, beginning of period	$1,452	$562	$538	$474
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	229	—
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	1,452	562	767	474
Provision for loan losses	49	92	850	217
Loans charged off:
Commercial and industrial	(37)	(50)	(73)	(57)
Commercial and industrial - transfer to held for sale	(12)	(9)	(12)	(26)
Commercial mortgage	(59)	—	(59)	(1)
Construction	—	—	(10)	—
Total commercial portfolio	(108)	(59)	(154)	(84)
Residential mortgage and home equity	—	2	2	3
Other consumer	(32)	(28)	(120)	(67)
Total consumer portfolio	(32)	(26)	(118)	(64)
Total loans charged-off	(140)	(85)	(272)	(148)
Recoveries of loans previously charged-off:
Commercial and industrial	3	2	12	23
Construction	1	—	2	—
Lease financing	1	—	1	—
Total commercial portfolio	5	2	15	23
Other consumer	5	2	11	7
Total consumer portfolio	5	2	11	7
Total recoveries of loans previously charged-off	10	4	26	30
Net loans recovered (charged-off)	(130)	(81)	(246)	(118)
Ending balance of allowance for loan losses	1,371	573	1,371	573
Allowance for losses on unfunded credit commitments	101	111	101	111
Total allowance for credit losses	$1,472	$684	$1,472	$684

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

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	September 30, 2020	December 31, 2019	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$176	$175	$1	1%
Commercial mortgage	178	15	163	nm
Construction	44	—	44	100
Total commercial portfolio	398	190	208	109
Residential mortgage and home equity	191	137	54	39
Other consumer	2	1	1	100
Total consumer portfolio	193	138	55	40
Total nonaccrual loans	591	328	263	80
OREO	—	1	(1)	(100)
Total nonperforming assets	$591	$329	$262	80
Troubled debt restructurings:
Accruing	$322	$392	$(70)	(18)%
Nonaccruing (included in total nonaccrual loans above)	198	171	27	16
Total troubled debt restructurings	$520	$563	$(43)	(8)

Criticized credits	$3,771	$1,567	$2,204	141

Allowance for loan losses to nonaccrual loans	231.85%	164.19%
Allowance for credit losses to nonaccrual loans	248.93	197.34
Nonperforming assets to total loans held for investment and OREO	0.70	0.37
Nonperforming assets to total assets	0.36	0.19
Nonaccrual loans to total loans held for investment	0.70	0.37
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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of September 30, 2020 and December 31, 2019. See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Commercial and industrial	$86	$140	0.27%	0.51%
Commercial mortgage	141	168	0.85	0.99
Construction	52	62	3.35	4.10
Total commercial portfolio	279	370	0.56	0.81
Residential mortgage and home equity	239	192	0.76	0.51
Other consumer	2	1	0.06	0.02
Total consumer portfolio	241	193	0.69	0.45
Total restructured loans	$520	$563	0.61	0.64

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At September 30, 2020, $1.9 billion of modified commercial loans and $2.4 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $21 million and $20 million at September 30, 2020 and at December 31, 2019, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, real estate and leasing, power and utilities, manufacturing, and wholesale trade. No individual industry sector exceeded 10% of our total loans held for investment at either September 30, 2020 or December 31, 2019.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At September 30, 2020, 85% of the Company’s construction loan portfolio was concentrated in California, 3% to borrowers in Oregon and 3% to borrowers in Colorado. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At September 30, 2020, 65% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in Washington, and 6% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate. At September 30, 2020, substantially all our residential mortgage loans were made to borrowers in California.
At September 30, 2020, payment terms on 39% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 63%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 25% and 24% of these home equity loans and lines were supported by first liens on residential properties at September 30, 2020 and December 31, 2019, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.
See Note 3 "Loans and Allowance for Loan Losses" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at September 30, 2020 and December 31, 2019.
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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $21.5 billion at September 30, 2020. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $6.1 billion from $95.9 billion at December 31, 2019 to $102.0 billion at September 30, 2020. As of September 30, 2020, the Bank had $4.9 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $19.4 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $3.6 billion at September 30, 2020. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at MUAH and other non-bank subsidiaries. MUAH maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At September 30, 2020, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of September 30, 2020, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $7.3 billion.

The Company’s total wholesale funding included $14.9 billion of long-term debt (excluding nonrecourse debt) and $0.8 billion of short-term debt at September 30, 2020. For additional information regarding our outstanding debt, see Note 7 "Commercial Paper and Other Short-Term Borrowings" and Note 8 "Long-Term Debt" to our Consolidated Financial Statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. On October 23, 2020, Fitch affirmed MUAH, MUB and MUSA's long and short-term ratings and maintained the negative outlook assigned on May 1, 2020 reflecting Fitch’s view that there are significant operating environment challenges due to the disruption to economic activity and financial markets from the coronavirus pandemic. On September 24, 2020, Fitch revised the outlook on MUFG’s ratings to stable from negative.

On October 15, 2020, Moody’s downgraded the long-term rating of MUAH to A3 from A2. Moody’s also downgraded MUB’s long and short-term rating to A3/P-2 from A2/P-1 and long-term deposits to Aa3 from Aa2. MUB’s short-term deposit rating of P1 was affirmed. The rating outlook was revised to stable from negative. This follows Moody’s decision to place MUAH and MUB on negative outlook in December 2019. Management does not expect these Moody's ratings downgrades to significantly affect the Company's financial position or results of operations.

In April 2020, S&P revised the outlook on MUFG to stable from positive due to S&P’s expectation that economic strain from the COVID-19 pandemic will put prolonged pressure on asset quality and revenue lowering the likelihood of being upgraded. Subsequently, S&P revised MUAH, MUB, and MUSA’s outlook to stable from positive. The stable outlook reflects S&P’s expectation that MUAH will remain a core banking subsidiary of MUFG. Furthermore, any change in MUAH’s stand-alone credit profile will not affect MUAH's credit rating, which S&P believes will remain closely tied to MUFG. The following table provides our credit ratings as of September 30, 2020.

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
S&P	Long-term	Not rated	A	A	A-
	Short-term	Not rated	A-1	A-1	A-2
Moody's	Long-term (1)	Aa2	A2	Not rated	A2
	Short-term	P-1	P-1 (2)	Not rated	Not rated
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

(1)
On October 15, 2020, MUFG Union Bank, N.A.'s long-term deposits rating was downgraded to Aa3 and its long-term senior debt rating was downgraded to A3, and MUFG Americas Holdings Corporation's long-term senior debt rating was downgraded to A3.

(2)	On October 15, 2020, MUFG Union Bank, N.A.'s short-term senior debt rating was downgraded to P-2.

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
Expected loss models incorporate significant assumptions over the forecast period based on management’s expectations. Estimating losses as of September 30, 2020 was particularly challenging due to the heightened volatility and uncertainty in the economy from the emergence of COVID-19. Significant management assumptions during the forecast period include gross domestic product, unemployment, the duration of economic weakness, and the strength and timing of the following economic recovery. Management adjusted expected loss model calculations by incorporating qualitatively determined model input adjustments and overlays that reflect management’s expectations of the loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of COVID-19 that are not otherwise incorporated into the modeling methodology. The Company also shortened the forecast period to 24 months during the first quarter of 2020, compared with 36 months upon adoption of ASU 2016-13 as of January 1, 2020. Changes in these estimates could significantly impact our allowance and provision for credit losses.
For further information regarding our allowance for loan losses, see "Risk Management - Credit Risk Management - Allowance for Credit Losses" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Allowance for Loan Losses" in Note 1 and Note 3 to our Consolidated Financial Statements in this Form 10-Q.
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
The Company continuously monitors inputs used when performing its annual goodwill impairment analysis such as the cash flow projections and market comparables developed to estimate the fair value of its reporting units. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount. During the third quarter of 2020, due largely to increases in observed market discount rates, the Company recorded an impairment of goodwill of $357 million allocated to two of its reporting units. See "Goodwill Impairment" in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q for additional information.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2019 Form 10-K. There were no material changes to our transfer pricing or income taxes critical accounting estimates during the third quarter of 2020.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three and nine months ended September 30, 2020 and 2019. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net (loss) income attributable to MUAH	$121	$(1,372)	$(163)	$(989)
Add: Intangible asset amortization, net of tax	3	7	12	19
Add: Goodwill impairment, net of tax	275	1,568	275	1,568
Net (loss) income attributable to MUAH, excluding intangible asset amortization and goodwill impairment (a)	$399	$203	$124	$598
Average MUAH stockholders' equity	$16,942	$17,493	$16,761	$17,113
Less: Goodwill	1,764	3,361	1,764	3,368
Less: Intangible assets, except mortgage servicing rights	219	274	233	284
Less: Deferred tax liabilities related to goodwill and intangible assets	(16)	(39)	(17)	(49)
Average MUAH tangible common equity (b)	$14,975	$13,897	$14,781	$13,510
Return on average MUAH tangible common equity (1) (a)/(b)	10.66%	5.84%	1.12%	5.90%

(1)     Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three and nine months ended September 30, 2020 and 2019. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment enhances comparability between periods.

	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Noninterest expense (a)	$1,523	$2,770	$3,902	$5,094
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	331	339	992	972
Less: Goodwill impairment	357	1,614	357	1,614
Noninterest expense, as adjusted (b)	$835	$817	$2,553	$2,508
Total revenue (c)	$1,526	$1,471	$4,508	$4,312
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	348	359	1,056	1,027
Total revenue, as adjusted (d)	$1,178	$1,112	$3,452	$3,285
Efficiency ratio (a)/(c)	99.86%	188.31%	86.58%	118.15%
Adjusted efficiency ratio (b)/(d)	70.96%	73.49%	73.98%	76.36%

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
During the quarter ended September 30, 2020, MUFG’s non-U.S. subsidiary, MUFG Bank, engaged in certain limited business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. MUFG Bank has a limited number of previously issued letters of credit and guarantees and in some cases, provides limited remittance and other settlement services mainly in connection with its Japanese customer transactions with counterparties in Iran, which transactions are reviewed to assess whether they are exempt from applicable Iran-related sanctions or otherwise permitted by OFAC. These transactions do not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments. For the quarter ended September 30, 2020, the aggregate fee income relating to these transactions was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income. In addition, some Iranian financial institutions and other entities in, or affiliated with, Iran maintained non-U.S. dollar correspondent accounts and other similar settlement accounts with MUFG Bank outside the United States. In addition to such accounts, MUFG Bank received deposits in Japan from, and provided settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended September 30, 2020, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.
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
Internal Control Over Financial Reporting. During the third quarter of 2020, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Interest Income
Loans	$706	$905	$2,302	$2,746
Securities	109	149	361	456
Securities borrowed or purchased under resale agreements	17	190	174	608
Trading assets	82	87	269	270
Other	9	52	51	143
Total interest income	923	1,383	3,157	4,223
Interest Expense
Deposits	55	224	324	623
Commercial paper and other short-term borrowings	7	53	43	161
Long-term debt	78	120	275	378
Securities loaned or sold under repurchase agreements	11	207	143	667
Trading liabilities	13	25	52	80
Total interest expense	164	629	837	1,909
Net Interest Income	759	754	2,320	2,314
Provision for credit losses	41	95	872	189
Net interest income after provision for credit losses	718	659	1,448	2,125
Noninterest Income
Service charges on deposit accounts	36	42	111	124
Trust and investment management fees	31	29	89	87
Trading account activities	14	34	15	70
Securities gains, net	27	11	137	34
Credit facility fees	27	26	77	73
Brokerage commissions and fees	18	19	51	58
Card processing fees, net	12	17	37	44
Investment banking and syndication fees	167	105	451	331
Fees from affiliates	369	378	1,123	1,073
Other, net	66	56	97	104
Total noninterest income	767	717	2,188	1,998
Noninterest Expense
Salaries and employee benefits	700	673	2,073	2,054
Net occupancy and equipment	109	107	331	322
Professional and outside services	170	159	515	480
Software	86	84	261	236
Regulatory assessments	8	17	38	45
Intangible asset amortization	4	8	16	25
Goodwill impairment	357	1,614	357	1,614
Other	89	108	311	318
Total noninterest expense	1,523	2,770	3,902	5,094
Income before income taxes and including noncontrolling interests	(38)	(1,394)	(266)	(971)
Income tax expense (benefit)	(155)	(18)	(91)	30
Net Income (Loss) Including Noncontrolling Interests	117	(1,376)	(175)	(1,001)
Deduct: Net loss (income) from noncontrolling interests	4	4	12	12
Net Income (Loss) Attributable to MUAH	$121	$(1,372)	$(163)	$(989)
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Net (Loss) Income Attributable to MUAH	$121	$(1,372)	$(163)	$(989)
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(15)	50	345	130
Net change in unrealized gains (losses) on investment securities	47	53	484	351
Pension and other postretirement benefit adjustments	16	7	47	19
Other	—	—	—	1
Total other comprehensive income (loss)	48	110	876	501
Comprehensive Income (Loss) Attributable to MUAH	169	(1,262)	713	(488)
Comprehensive income (loss) from noncontrolling interests	(4)	(4)	(12)	(12)
Total Comprehensive Income (Loss)	$165	$(1,266)	$701	$(500)
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	September 30, 2020	December 31, 2019
Assets
Cash and due from banks	$2,049	$2,457
Interest bearing deposits in banks	13,138	7,184
Total cash and cash equivalents	15,187	9,641
Securities borrowed or purchased under resale agreements	17,535	23,943
Trading account assets (includes $1,262 at September 30, 2020 and $887 at December 31, 2019 pledged as collateral that may be repledged)	12,503	10,377
Securities available for sale (includes $213 at September 30, 2020 and $142 at December 31, 2019 pledged as collateral that may be repledged)	16,670	17,789
Securities held to maturity (fair value $7,900 at September 30, 2020 and $9,508 at December 31, 2019)	7,643	9,421
Loans held for investment	84,974	88,213
Allowance for loan losses	(1,371)	(538)
Loans held for investment, net	83,603	87,675
Goodwill	1,407	1,764
Other assets	9,481	10,200
Total assets	$164,029	$170,810
Liabilities
Deposits:
Noninterest bearing	$40,463	$31,521
Interest bearing	61,496	64,340
Total deposits	101,959	95,861
Securities loaned or sold under repurchase agreements	23,432	28,866
Commercial paper and other short-term borrowings	849	6,484
Long-term debt	15,150	17,129
Trading account liabilities	2,806	3,266
Other liabilities	2,892	2,837
Total liabilities	147,088	154,443
Commitments, contingencies and guarantees—See Note 13
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,076,912 shares issued and outstanding at September 30, 2020 and December 31, 2019	132	132
Additional paid-in capital	8,223	8,222
Retained earnings	8,477	8,788
Accumulated other comprehensive income (loss)	14	(862)
Total MUAH stockholders' equity	16,846	16,280
Noncontrolling interests	95	87
Total equity	16,941	16,367
Total liabilities and equity	$164,029	$170,810
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	For the Three Months Ended September 30, 2019 and 2020
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, June 30, 2019	$132	$8,157	$9,910	$(933)	$63	$17,329
Net income (loss)	—	—	(1,372)	—	(4)	(1,376)
Other comprehensive income (loss), net of tax	—	—	—	110	—	110
Compensation—restricted stock units	—	19	(1)	—	—	18
Other	—	20	—	—	(1)	19
Net change	—	39	(1,373)	110	(5)	(1,229)
Balance, September 30, 2019	$132	$8,196	$8,537	$(823)	$58	$16,100

Balance, June 30, 2020	$132	$8,204	$8,356	$(34)	$79	$16,737
Net income (loss)	—	—	121	—	(4)	117
Other comprehensive income (loss), net of tax	—	—	—	48	—	48
Compensation—restricted stock units	—	19	—	—	—	19
Other	—	—	—	—	20	20
Net change	—	19	121	48	16	204
Balance, September 30, 2020	$132	$8,223	$8,477	$14	$95	$16,941

	For the Nine Months Ended September 30, 2019 and 2020
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580
Net income (loss)	—	—	(989)	—	(12)	(1,001)
Other comprehensive income (loss), net of tax	—	—	—	501	—	501
Compensation—restricted stock units	—	—	(3)	—	—	(3)
Other	—	20	5	—	(2)	23
Net change	—	20	(987)	501	(14)	(480)
Balance, September 30, 2019	$132	$8,196	$8,537	$(823)	$58	$16,100

Balance, December 31, 2019	$132	$8,222	$8,788	$(862)	$87	$16,367
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	(147)	—	—	(147)
Net income (loss)	—	—	(163)	—	(12)	(175)
Other comprehensive income (loss), net of tax	—	—	—	876	—	876
Compensation—restricted stock units	—	1	(4)	—	—	(3)
Other	—	—	3	—	20	23
Net change	—	1	(311)	876	8	574
Balance, September 30, 2020	$132	$8,223	$8,477	$14	$95	$16,941

(1)	For further information see Note 1 to these Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income including noncontrolling interests	$(175)	$(1,001)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for credit losses	872	189
Depreciation, amortization and accretion, net	446	425
Stock-based compensation—restricted stock units	64	63
Deferred income taxes	(280)	(204)
Net gains on sales of securities	(137)	(34)
Net decrease (increase) in securities borrowed or purchased under resale agreements	6,408	(1,258)
Net decrease (increase) in securities loaned or sold under repurchase agreements	(5,434)	2,296
Net decrease (increase) in trading account assets	(2,126)	(528)
Net decrease (increase) in other assets	1,391	(11)
Net increase (decrease) in trading account liabilities	(460)	(839)
Net increase (decrease) in other liabilities	(234)	164
Loans originated for sale	(3,782)	(1,880)
Net proceeds from sale of loans originated for sale	3,415	1,978
Pension and other benefits adjustment	(16)	(32)
Goodwill impairment	357	1,614
Other, net	(8)	36
Total adjustments	476	1,979
Net cash provided by (used in) operating activities	301	978
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,236	3,957
Proceeds from paydowns and maturities of securities available for sale	1,864	1,897
Purchases of securities available for sale	(3,539)	(5,719)
Proceeds from paydowns and maturities of securities held to maturity	3,092	3,893
Purchases of securities held to maturity	(1,322)	(3,023)
Proceeds from sales of loans	437	626
Net decrease (increase) in loans	2,882	(2,896)
Purchases of other investments	(561)	(75)
Other, net	(299)	(287)
Net cash provided by (used in) investing activities	6,790	(1,627)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	6,097	5,692
Net increase (decrease) in commercial paper and other short-term borrowings	(5,635)	(446)
Proceeds from issuance of long-term debt	624	2,331
Repayment of long-term debt	(2,606)	(4,319)
Other, net	(53)	(89)
Change in noncontrolling interests	20	(2)
Net cash provided by (used in) financing activities	(1,553)	3,167
Net change in cash, cash equivalents and restricted cash	5,538	2,518
Cash, cash equivalents and restricted cash at beginning of period	9,695	8,398
Cash, cash equivalents and restricted cash at end of period	$15,233	$10,916
Cash Paid During the Period For:
Interest	$906	$1,843
Income taxes, net	156	198
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$(122)	$599
Securities held to maturity transferred to securities available for sale	—	170
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$15,187	$10,883
Restricted cash included in other assets	46	33
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$15,233	$10,916
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. (formerly The Bank of Tokyo-Mitsubishi UFJ, Ltd.) in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited Consolidated Financial Statements of MUAH, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the third quarter of 2020 are not necessarily indicative of the operating results anticipated for the full year. These unaudited Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 (2019 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the allowance for credit losses (Note 3 "Loans and Allowance for Loan Losses"), goodwill impairment (Note 4 "Goodwill"), fair value of financial instruments (Note 9 "Fair Value Measurement and Fair Value of Financial Instruments"), pension accounting (Note 12 "Employee Pension and Other Postretirement Benefits"), income taxes, and transfer pricing.
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

The allowance is an estimate of expected credit losses over the remaining contractual term of each asset. Expected prepayments are incorporated into the estimation of the EAD for each asset over the asset’s remaining term, which shortens the expected remaining term. Contractual term is not adjusted for expected extensions, renewals, and modifications unless management has a reasonable expectation that a TDR will be executed with a borrower. Credit cards do not have defined contractual terms. In order to estimate the expected credit losses on actively used revolving credit card balances, we make assumptions about expected payments and expected spending on the unconditionally cancelable unfunded amount at the measurement date. Expected spending after the measurement date reduces the expected payments that are allocated to the outstanding balance at the measurement date. Expected credit losses are calculated only on the outstanding balances component at the measurement date, which is amortized by applying the proportion of the expected payment allocated to the outstanding balance. Expected payments applied to the expected spending after the measurement date are effectively excluded from the analysis because unconditionally cancelable unfunded commitments are not reservable.
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
On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At September 30, 2020, $1.9 billion of modified commercial loans and $2.4 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
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

Note 2—Securities

Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at September 30, 2020 and December 31, 2019 are presented below.

	September 30, 2020				December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$3,048	$234	$—	$3,282	$5,485	$6	$53	$5,438
Mortgage-backed:
U.S. agencies	5,390	74	3	5,461	5,491	13	36	5,468
Residential - non-agency	648	8	1	655	759	5	2	762
Commercial - non-agency	4,151	283	8	4,426	3,461	56	28	3,489
Collateralized loan obligations	1,387	—	16	1,371	1,499	—	8	1,491
Direct bank purchase bonds	901	45	9	937	911	43	18	936
Other	536	2	—	538	202	3	—	205
Total securities available for sale	$16,061	$646	$37	$16,670	$17,808	$126	$145	$17,789

The Company’s securities available for sale with a continuous unrealized loss position at September 30, 2020 and December 31, 2019 are shown below, identified for periods less than 12 months and 12 months or more.

	September 30, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$80	$—	$—	$—	$80	$—
Mortgage-backed:
U.S. agencies	561	1	801	2	1,362	3
Residential - non-agency	162	1	16	—	178	1
Commercial - non-agency	430	8	—	—	430	8
Collateralized loan obligations	871	8	482	8	1,353	16
Direct bank purchase bonds	69	2	187	7	256	9
Total securities available for sale	$2,173	$20	$1,486	$17	$3,659	$37

Note 2—Securities (Continued)

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$4,407	$48	$543	$5	$4,950	$53
Mortgage-backed:
U.S. agencies	914	4	2,769	32	3,683	36
Residential - non-agency	127	—	155	2	282	2
Commercial - non-agency	1,669	28	12	—	1,681	28
Collateralized loan obligations	597	2	790	6	1,387	8
Direct bank purchase bonds	118	1	294	17	412	18
Other	25	—	—	—	25	—
Total securities available for sale	$7,857	$83	$4,563	$62	$12,420	$145

At September 30, 2020, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential and commercial mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At September 30, 2020, the Company expected to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2020, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of other-than-temporary impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of September 30, 2020, the Company expects to recover the entire amortized cost basis of these securities.
Direct bank purchase bonds are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of impairment, which is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of September 30, 2020, the Company expects to recover the entire amortized cost basis of these securities.

Note 2—Securities (Continued)

The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2020
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$158	$2,963	$161	$3,282
Mortgage-backed:
U.S. agencies	—	66	1,017	4,378	5,461
Residential - non-agency	—	—	—	655	655
Commercial - non-agency	—	—	1,779	2,647	4,426
Collateralized loan obligations	—	7	731	633	1,371
Direct bank purchase bonds	94	369	394	80	937
Other	9	179	350	—	538
Total securities available for sale	$103	$779	$7,234	$8,554	$16,670

The gross realized gains and losses from sales of available for sale securities for the three and nine months ended September 30, 2020 and 2019 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Gross realized gains	$27	$11	$137	$34

Securities Held to Maturity
At September 30, 2020 and December 31, 2019, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair value of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	September 30, 2020
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,735	$—	$—	$1,735	$19	$9	$1,745
Mortgage-backed:
U.S. agencies	5,983	1	76	5,908	248	1	6,155
Total securities held to maturity	$7,718	$1	$76	$7,643	$267	$10	$7,900

	December 31, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,359	$—	$—	$1,359	$—	$6	$1,353
Mortgage-backed:
U.S. agencies	8,166	—	104	8,062	123	30	8,155
Total securities held to maturity	$9,525	$—	$104	$9,421	$123	$36	$9,508

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
The Company’s securities held to maturity with a continuous unrealized loss position at September 30, 2020 and December 31, 2019 are shown below, separately for periods less than 12 months and 12 months or more.

	September 30, 2020
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$1,113	$—	$9	$—	$—	$—	$1,113	$—	$9
Mortgage-backed:
U.S. agencies	56	—	1	2,747	76	—	2,803	76	1
Total securities held to maturity	$1,169	$—	$10	$2,747	$76	$—	$3,916	$76	$10

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$509	$—	$6	$—	$—	$—	$509	$—	$6
Mortgage-backed:
U.S. agencies	1,084	—	9	4,515	104	21	5,599	104	30
Total securities held to maturity	$1,593	$—	$15	$4,515	$104	$21	$6,108	$104	$36

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	September 30, 2020
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$—	$—	$—	$—	$441	$459	$1,294	$1,286	$1,735	$1,745
Mortgage-backed:
U.S. agencies	—	—	645	672	730	764	4,533	4,719	5,908	6,155
Total securities held to maturity	$—	$—	$645	$672	$1,171	$1,223	$5,827	$6,005	$7,643	$7,900

Securities Pledged and Received as Collateral
At September 30, 2020 and December 31, 2019, the Company pledged $11.5 billion and $10.5 billion of available for sale and trading securities as collateral, respectively, of which $1.5 billion and $1.0 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative

Note 2—Securities (Continued)

liability positions, and securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At September 30, 2020 and December 31, 2019, the Company received $28.1 billion and $34.0 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $28.1 billion and $34.0 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $27.6 billion and $32.5 billion at September 30, 2020 and December 31, 2019, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2019 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at September 30, 2020 and December 31, 2019.

(Dollars in millions)	September 30, 2020	December 31, 2019
Loans held for investment:
Commercial and industrial	$30,870	$26,338
Commercial mortgage	16,600	16,895
Construction	1,550	1,511
Lease financing	961	1,001
Total commercial portfolio	49,981	45,745
Residential mortgage and home equity(1)	31,619	38,018
Other consumer(2)	3,374	4,450
Total consumer portfolio	34,993	42,468
Total loans held for investment(3)	84,974	88,213
Allowance for loan losses	(1,371)	(538)
Loans held for investment, net	$83,603	$87,675

(1)	Includes home equity loans of $1,732 million and $2,049 million at September 30, 2020 and December 31, 2019, respectively.

(2)	Other consumer loans substantially include unsecured consumer loans and consumer credit cards.

(3)	Includes $153 million and $320 million at September 30, 2020 and December 31, 2019, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Accrued interest receivable on loans held for investment totaled $240 million at September 30, 2020 and is included in other assets on the consolidated balance sheet. For certain COVID-19 related loan modifications, which were largely payment deferrals, the Company recorded an allowance for uncollectible accrued interest of $5 million at September 30, 2020.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The provision for loan losses was $52 million and $590 million for the commercial loan segment and a reversal of $3 million and a provision of $260 million for the consumer loan segment for the three and nine months ended September 30, 2020, respectively, largely due to the impact of COVID-19 and the corresponding deterioration in the economic environment on the allowance for loan losses. The economic forecast incorporated management's expectations at September 30, 2020, which included a modest recovery during the remainder of 2020 and continuing into subsequent years. The September 30, 2020 forecast was stable compared with the June 30, 2020 forecast. Losses on individually assessed commercial loans, primarily commercial mortgage loans, also contributed to the commercial segment provision. The collectively-assessed allowance for credit losses estimate also incorporated management’s qualitatively-determined model input adjustments and overlays that reflect the anticipated loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of COVID-19 that are not otherwise incorporated into the collectively-assessed modeling methodology. The following tables provide a reconciliation of changes in the allowance for loan losses by portfolio segment.

	For the Three Months Ended September 30, 2020
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$932	$520	$—	$1,452
Provision for loan losses	52	(3)	—	49
Loans charged-off	(108)	(32)	—	(140)
Recoveries of loans previously charged-off	5	5	—	10
Allowance for loan losses, end of period	$881	$490	$—	$1,371

	For the Three Months Ended September 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$407	$155	$—	$562
Provision for loan losses	50	42	—	92
Loans charged-off	(59)	(26)	—	(85)
Recoveries of loans previously charged-off	2	2	—	4
Allowance for loan losses, end of period	$400	$173	$—	$573

	For the Nine Months Ended September 30, 2020
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$354	$184	$—	$538
Cumulative effect adjustment from adoption of ASC 326 (1)	76	153	—	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASC 326 (1)	430	337	—	767
Provision for loan losses	590	260	—	850
Loans charged-off	(154)	(118)	—	(272)
Recoveries of loans previously charged-off	15	11	—	26
Allowance for loan losses, end of period	$881	$490	$—	$1,371

(1)	For further information see Note 1 to these Consolidated Financial Statements.

	For the Nine Months Ended September 30, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
Provision for loan losses	102	120	(5)	217
Loans charged-off	(84)	(64)	—	(148)
Recoveries of loans previously charged-off	23	7	—	30
Allowance for loan losses, end of period	$400	$173	$—	$573

Note 3—Loans and Allowance for Loan Losses (Continued)

The following table shows the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2019.

	December 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$43	$12	$—	$55
Collectively evaluated for impairment	311	172	—	483
Total allowance for loan losses	$354	$184	$—	$538

Loans held for investment:
Individually evaluated for impairment	$436	$246	$—	$682
Collectively evaluated for impairment	45,309	42,222	—	87,531
Total loans held for investment	$45,745	$42,468	$—	$88,213

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of September 30, 2020 and December 31, 2019. The nonaccrual loans all have related allowance for credit losses accrued as of September 30, 2020.

(Dollars in millions)	September 30, 2020	December 31, 2019
Commercial and industrial	$176	$175
Commercial mortgage	178	15
Construction	44	—
Total commercial portfolio	398	190
Residential mortgage and home equity	191	137
Other consumer	2	1
Total consumer portfolio	193	138
Total nonaccrual loans	$591	$328
Troubled debt restructured loans that continue to accrue interest	$322	$392
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$198	$171

The following tables show the aging of the balance of loans held for investment by class as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$31,616	$163	$52	$215	$31,831
Commercial mortgage	16,393	134	73	207	16,600
Construction	1,546	4	—	4	1,550
Total commercial portfolio	49,555	301	125	426	49,981
Residential mortgage and home equity	31,352	180	87	267	31,619
Other consumer	3,330	28	16	44	3,374
Total consumer portfolio	34,682	208	103	311	34,993
Total loans held for investment	$84,237	$509	$228	$737	$84,974

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,241	$37	$61	$98	$27,339
Commercial mortgage	16,858	34	3	37	16,895
Construction	1,511	—	—	—	1,511
Total commercial portfolio	45,610	71	64	135	45,745
Residential mortgage and home equity	37,788	179	51	230	38,018
Other consumer	4,400	33	17	50	4,450
Total consumer portfolio	42,188	212	68	280	42,468
Total loans held for investment	$87,798	$283	$132	$415	$88,213

Loans held for investment 90 days or more past due and still accruing interest totaled $21 million at September 30, 2020 and $20 million at December 31, 2019. The following table presents the loans that are 90 days or more past due, but are not on nonaccrual status, by loan class.

(Dollars in millions)	September 30, 2020	December 31, 2019
Commercial and industrial	$3	$3
Commercial mortgage	3	—
Total commercial portfolio	6	3
Residential mortgage and home equity	—	—
Other consumer	15	17
Total consumer portfolio	15	17
Total loans that are 90 days or more past due and still accruing	$21	$20

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	September 30, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Commercial and industrial:
Pass	$5,125	$2,374	$1,806	$1,273	$764	$1,669	$15,647	$28,658
Criticized:
Special Mention	49	239	203	72	28	114	680	1,385
Classified	41	39	136	39	7	66	499	827
Total	5,215	2,652	2,145	1,384	799	1,849	16,826	30,870
Commercial mortgage:
Pass	1,254	3,812	3,032	1,864	1,637	3,543	74	15,216
Criticized:
Special Mention	18	168	336	35	111	196	15	879
Classified	1	8	58	8	6	424	—	505
Total	1,273	3,988	3,426	1,907	1,754	4,163	89	16,600
Construction:
Pass	162	668	380	152	—	2	11	1,375
Criticized:
Special Mention	—	3	80	—	8	—	7	98
Classified	—	—	44	13	—	20	—	77
Total	162	671	504	165	8	22	18	1,550
Lease financing:
Pass	299	140	1	—	49	472	—	961
Criticized:
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	299	140	1	—	49	472	—	961
Total commercial portfolio	$6,949	$7,451	$6,076	$3,456	$2,610	$6,506	$16,933	$49,981
Percentage of total	14%	15%	12%	7%	5%	13%	34%	100%

	December 31, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$26,210	$636	$493	$27,339
Commercial mortgage	16,569	114	212	16,895
Construction	1,399	50	62	1,511
Total commercial portfolio	$44,178	$800	$767	$45,745

Note 3—Loans and Allowance for Loan Losses (Continued)

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $3 million of loans covered by FDIC loss share agreements at December 31, 2019.

Payment Status	September 30, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
Accrual	$3,006	$4,848	$3,251	$6,298	$5,750	$7,167	$1,108	$31,428
Nonaccrual	1	14	5	8	14	144	5	191
Total	3,007	4,862	3,256	6,306	5,764	7,311	1,113	31,619
Other consumer:
Accrual	542	1,945	554	39	6	29	257	3,372
Nonaccrual	—	—	—	—	—	2	—	2
Total	542	1,945	554	39	6	31	257	3,374
Total consumer portfolio	$3,549	$6,807	$3,810	$6,345	$5,770	$7,342	$1,370	$34,993
Percentage of total	10%	20%	11%	18%	16%	21%	4%	100%

	December 31, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$37,878	$137	$38,015
Other consumer	4,449	1	4,450
Total consumer portfolio	$42,327	$138	$42,465

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at September 30, 2020 and December 31, 2019. The December 31, 2019 amounts presented reflect unpaid principal balances less partial charge-offs.

FICO Scores	September 30, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
720 and Above	$2,661	$4,311	$2,717	$5,379	$5,061	$5,727	$884	$26,740
Below 720	322	533	522	851	664	1,260	212	4,364
No FICO Available(1)	24	18	17	76	39	324	17	515
Total	3,007	4,862	3,256	6,306	5,764	7,311	1,113	31,619
Other consumer loans:
720 and Above	349	1,155	340	24	4	5	118	1,995
Below 720	193	790	214	15	2	3	137	1,354
No FICO Available(1)	—	—	—	—	—	23	2	25
Total	542	1,945	554	39	6	31	257	3,374
Total consumer portfolio	$3,549	$6,807	$3,810	$6,345	$5,770	$7,342	$1,370	$34,993
Percentage of total	10%	20%	11%	18%	16%	21%	4%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$31,441	$5,742	$454	$37,637
Other consumer	2,567	1,841	3	4,411
Total consumer portfolio	$34,008	$7,583	$457	$42,048
Percentage of total	81%	18%	1%	100%

(1)	Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

LTV Ratios	September 30, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
80% or below	$2,884	$4,560	$3,064	$6,254	$5,757	$7,246	$1,007	$30,772
80% to 100%	121	299	188	49	6	34	101	798
100% or more	—	—	2	—	—	3	1	6
No LTV Available(1)	2	3	2	3	1	28	4	43
Total	3,007	4,862	3,256	6,306	5,764	7,311	1,113	31,619
Total consumer portfolio	$3,007	$4,862	$3,256	$6,306	$5,764	$7,311	$1,113	$31,619
Percentage of total	10%	15%	10%	20%	18%	23%	4%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

	December 31, 2019
	LTV ratios
(Dollars in millions)	Less than or Equal to 80 Percent	Greater than 80 and Less than 100 Percent	Greater than or Equal to 100 Percent	No LTV Available(1)	Total
Residential mortgage and home equity	$35,893	$1,689	$12	$43	$37,637
Total consumer portfolio	$35,893	$1,689	$12	$43	$37,637
Percentage of total	95%	5%	—%	—%	100%

(1)	Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of September 30, 2020 and December 31, 2019. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $38 million and $61 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of September 30, 2020 and December 31, 2019, respectively.

(Dollars in millions)	September 30, 2020	December 31, 2019
Commercial and industrial	$86	$140
Commercial mortgage	141	168
Construction	52	62
Total commercial portfolio	279	370
Residential mortgage and home equity	239	192
Other consumer	2	1
Total consumer portfolio	241	193
Total restructured loans	$520	$563

For the third quarter of 2020, TDR modifications in the commercial portfolio segment were primarily composed of forbearance and covenant amendment. In the consumer portfolio segment, modifications were composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for the nine months ended September 30, 2020 and September 30, 2019. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

Note 3—Loans and Allowance for Loan Losses (Continued)

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At September 30, 2020, $1.9 billion of modified commercial loans and $2.4 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$3	$3	$104	$104
Commercial mortgage	—	—	3	3
Total commercial portfolio	3	3	107	107
Residential mortgage and home equity	48	48	72	72
Total consumer portfolio	48	48	72	72
Total	$51	$51	$179	$179

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

	For the Three Months Ended September 30, 2019		For the Nine Months Ended September 30, 2019
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$11	$11	$114	$114
Commercial mortgage	66	63	128	124
Total commercial portfolio	77	74	242	238
Residential mortgage and home equity	4	4	10	10
Total consumer portfolio	4	4	10	10
Total	$81	$78	$252	$248

(1)	Represents the recorded investment in the loan immediately prior to the restructuring event.

(2)	Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and nine months ended September 30, 2020 and 2019, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Commercial and industrial	$—	$28
Total commercial portfolio	—	28
Residential mortgage and home equity	3	3
Total consumer portfolio	3	3
Total	$3	$31

(Dollars in millions)	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Commercial and industrial	$—	$40
Commercial mortgage	—	1
Total commercial portfolio	—	41
Total	$—	$41

For loans in the consumer portfolio in which allowance for loan losses is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses.

Note 4—Goodwill
Goodwill
The changes in the carrying amount of goodwill during the nine months ended September 30, 2020 are shown in the table below.

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUFG Fund Services	Total
Goodwill, December 31, 2019	$770	$667	$251	$76	$1,764
Transfers	—	86	(86)	—	—
Impairment losses	(87)	(270)	—	—	(357)
Goodwill, September 30, 2020	$683	$483	$165	$76	$1,407

Goodwill	$2,193	$944	$165	$76	$3,378
Accumulated impairment losses	(1,510)	(461)	—	—	(1,971)
Balance at September 30, 2020	$683	$483	$165	$76	$1,407

The Company performs goodwill impairment tests on an annual basis as of April 1, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company estimates the fair value of its reporting units using a combination of income and market approaches. The income approach estimates the fair value of the reporting units by discounting management’s projections of each reporting unit’s cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, using a discount rate derived from the Capital Asset Pricing Model. The market approach incorporates comparable public company price to tangible book value and price to earnings multiples.

During the third quarter of 2020, due to revisions to multiples used in the market approach component of its fair value estimation, the Company initiated an interim quantitative impairment test of goodwill allocated to two of its reporting units: Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking - U.S. Due largely to increases in observed market discount rates, the Company recorded an impairment charge of $357 million, which represented a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. and Commercial Banking and Real Estate Industries reporting units, which have $483 million and $640 million allocated goodwill remaining after the impairment, respectively. The impairment charge did not result in a cash outflow and did not significantly affect the regulatory capital ratios or the Company’s liquidity position as of September 30, 2020.

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$85	$85	$16	$16
Leasing investments	312	112	424	5	5
Total consolidated VIEs	$312	$197	$509	$21	$21

	December 31, 2019
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$96	$96	$36	$36
Leasing investments	349	117	466	9	9
Total consolidated VIEs	$349	$213	$562	$45	$45

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

Note 5—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at September 30, 2020 and December 31, 2019. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the nine months ended September 30, 2020 and September 30, 2019, the Company had noncash increases in unfunded commitments on LIHC investments of $79 million and $82 million, respectively, included within other liabilities.

	September 30, 2020
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$26	$262	$866	$1,154	$209	$209	$1,154
Renewable energy investments	—	—	1,241	1,241	—	—	1,261
Other investments	—	—	80	80	4	4	170
Total unconsolidated VIEs	$26	$262	$2,187	$2,475	$213	$213	$2,585

	December 31, 2019
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$27	$219	$872	$1,118	$148	$148	$1,118
Renewable energy investments	—	—	1,256	1,256	—	—	1,276
Other investments	—	13	69	82	4	4	163
Total unconsolidated VIEs	$27	$232	$2,197	$2,456	$152	$152	$2,557

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$1	$2	$3	$5
Amortization of LIHC investments included in income tax expense	32	33	91	97
Tax credits and other tax benefits from LIHC investments included in income tax expense	38	44	117	130

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

The following table presents the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of September 30, 2020 and December 31, 2019.

	September 30, 2020					December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase
U.S. Treasury and government agencies	$10,553	$2,146	$524	$200	$13,423	$12,219	$2,237	$385	$102	$14,943
Mortgage-backed:
U.S. agencies	8,288	2,000	3,009	600	13,897	5,322	1,582	7,126	—	14,030
Corporate debt	438	—	584	—	1,022	688	24	1,161	—	1,873
Other debt	409	—	425	—	834	327	—	533	—	860
Equity	381	—	306	—	687	1,400	349	456	—	2,205
Total	$20,069	$4,146	$4,848	$800	$29,863	$19,956	$4,192	$9,661	$102	$33,911
Securities loaned:
Corporate bonds	—	—	20	—	20	2	—	—	—	2
Other Debt	—	—	11	—	11	—	—	—	—	—
Equity	—	—	146	—	146	257	236	—	—	493
Total	$—	$—	$177	$—	$177	$259	$236	$—	$—	$495

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

The following tables present the offsetting of financial assets and liabilities as of September 30, 2020 and December 31, 2019.

	September 30, 2020
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,545	$526	$2,019	$49	$—	$1,970
Securities borrowed or purchased under resale agreements	24,143	6,608	17,535	17,435	—	100
Total	$26,688	$7,134	$19,554	$17,484	$—	$2,070
Financial Liabilities:
Derivative liabilities	$929	$649	$280	$185	$—	$95
Securities loaned or sold under repurchase agreements	30,040	6,608	23,432	22,744	—	688
Total	$30,969	$7,257	$23,712	$22,929	$—	$783

	December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,233	$264	$969	$26	$—	$943
Securities borrowed or purchased under resale agreements	29,483	5,540	23,943	23,844	—	99
Total	$30,716	$5,804	$24,912	$23,870	$—	$1,042
Financial Liabilities:
Derivative liabilities	$523	$306	$217	$129	$1	$87
Securities loaned or sold under repurchase agreements	34,406	5,540	28,866	27,957	—	909
Total	$34,929	$5,846	$29,083	$28,086	$1	$996

Note 7—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	September 30, 2020	December 31, 2019
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 0.73% and 1.98% at September 30, 2020 and December 31, 2019, respectively	$514	$58
Federal Home Loan Bank advances, with a weighted average interest rate of 0.21% and 1.86% at September 30, 2020 and December 31, 2019, respectively	250	6,100
Total debt issued by MUB	764	6,158
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 0.57% and 2.27% at September 30, 2020 and December 31, 2019, respectively	9	69
Short-term debt due to affiliates, with weighted average interest rates of (-0.08)% and (-0.10)% at September 30, 2020 and December 31, 2019, respectively	76	257
Total debt issued by other MUAH subsidiaries	85	326
Total commercial paper and other short-term borrowings	$849	$6,484

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.5 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an irrevocable extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At September 30, 2020, MUSA had JPY 8 billion (76 million USD equivalent) drawn under this facility.

Note 8—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	September 30, 2020	December 31, 2019
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$399	$399
Fixed rate 3.00% notes due February 2025	398	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2022. This note, which bears interest at 0.90% above 3-month LIBOR, had a rate of 1.14% at September 30, 2020 and 3.03% at December 31, 2019	3,250	3,250
Floating rate debt due December 2022. This note, which bears interest at 0.97% above 3-month LIBOR, had a rate of 1.21% at September 30, 2020 and 3.07% at December 31, 2019	125	125
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 1.23% at September 30, 2020 and 3.12% at December 31, 2019	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.94% above 3-month LIBOR, had a rate of 1.18% at September 30, 2020 and 2.82% at December 31, 2019	1,765	1,765
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at September 30, 2020 and 0.76% at December 31, 2019	26	24
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 1.95% at September 30, 2020 and 3.59% at December 31, 2019	37	37
Total debt issued by MUAH	7,625	7,622
Debt issued by MUB
Senior debt:
Fixed rate 2.10% notes due December 2022	699	698
Floating rate debt due December 2022. These notes which bear interest at 0.71% above the Secured Overnight Financing Rate had a rate of 0.79% at September 30, 2020 and 2.26% at December 31, 2019	299	300
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 0.85% at September 30, 2020 and 2.49% at December 31, 2019	300	300
Variable rate FHLB of San Francisco advances due November 2020. These notes bear a combined weighted average rate of 0.28% at September 30, 2020 and 1.90% at December 31, 2019	100	1,100
Fixed rate 3.15% notes due April 2022	998	998
Fixed rate FHLB of San Francisco advances due between November 2021 and April 2025. These notes bear a combined weighted average rate of 2.76% at September 30, 2020 and 2.95% at December 31, 2019	4,575	5,500
Other	13	13
Total debt issued by MUB	6,984	8,909
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bore interest above 3-month LIBOR had a weighted average interest rate of 1.94% at December 31, 2019	—	250
Various fixed rate borrowings due between November 2020 and September 2027 with a weighted average interest rate of 1.50% (between 1.23% and 2.44%) at September 30, 2020 and 2.22% (between 1.68% and 2.44%) at December 31, 2019	333	137
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 0.66% at September 30, 2020 and 2.17% at December 31, 2019	3	3
Fixed rate non-recourse borrowings due between October 2020 and July 2023 which had an interest rate of 3.02% (between 1.96% and 3.72%) at September 30, 2020 and 3.07% (between 1.96% and 3.72%) at December 31, 2019	142	166
Other non-recourse debt:
Various floating rate non-recourse borrowings due December 2023. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 2.25% at September 30, 2020 and 3.93% at December 31, 2019	36	13
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at September 30, 2020 and 5.34% December 31, 2019	27	29
Total debt issued by other MUAH subsidiaries	541	598
Total long-term debt	$15,150	$17,129

Note 8—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at September 30, 2020 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2020	$—	$100	$29	$129
2021	—	1,925	51	1,976
2022	3,774	2,795	38	6,607
2023	3,416	1,550	146	5,112
2024	—	—	—	—
Thereafter	435	614	277	1,326
Total long-term debt	$7,625	$6,984	$541	$15,150
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

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurements on a Recurring Basis
The following table presents financial assets and financial liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019, by major category and by valuation hierarchy level.

	September 30, 2020					December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$2,357	$—	$—	$2,357	$—	$2,393	$—	$—	$2,393
Mortgage-backed:
U.S. agencies	—	6,949	—	—	6,949	—	5,376	—	—	5,376
Corporate debt	—	721	—	—	721	—	1,212	—	—	1,212
Other debt	—	312	—	—	312	—	306	—	—	306
Equity	160	—	—	—	160	127	—	—	—	127
Derivative contracts	11	2,517	1	(525)	2,004	16	1,195	8	(256)	963
Total trading account assets	171	12,856	1	(525)	12,503	143	10,482	8	(256)	10,377
Securities available for sale:
U.S. Treasury and government agencies	—	3,282	—	—	3,282	—	5,438	—	—	5,438
Mortgage-backed:
U.S. agencies	—	5,461	—	—	5,461	—	5,468	—	—	5,468
Residential - non-agency	—	655	—	—	655	—	762	—	—	762
Commercial - non-agency	—	4,409	17	—	4,426	—	3,471	18	—	3,489
Collateralized loan obligations	—	1,371	—	—	1,371	—	1,491	—	—	1,491
Direct bank purchase bonds	—	—	937	—	937	—	—	936	—	936
Other	—	11	527	—	538	—	28	177	—	205
Total securities available for sale	—	15,189	1,481	—	16,670	—	16,658	1,131	—	17,789
Other assets:
Mortgage servicing rights	—	—	122	—	122	—	—	270	—	270
Loans held for sale	—	—	44	—	44	—	—	42	—	42
Derivative contracts	—	2	14	(1)	15	—	10	4	(8)	6
Equity securities	20	—	—	—	20	10	—	—	—	10
Total other assets	20	2	180	(1)	201	10	10	316	(8)	328
Total assets	$191	$28,047	$1,662	$(526)	$29,374	$153	$27,150	$1,455	$(264)	$28,494
Percentage of total	1%	97%	4%	(2)%	100%	1%	95%	5%	(1)%	100%
Percentage of total Company assets	—%	17%	1%	—%	18%	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$1,998	$—	$—	$1,998	$—	$2,299	$—	$—	$2,299
Corporate debt	—	369	—	—	369	—	646	—	—	646
Other debt	—	71	—	—	71	—	4	—	—	4
Equity	96	—	—	—	96	105	—	—	—	105
Derivatives contracts	12	907	1	(648)	272	11	499	8	(306)	212
Total trading account liabilities	108	3,345	1	(648)	2,806	116	3,448	8	(306)	3,266
Other liabilities:
FDIC clawback liability	—	—	—	—	—	—	—	121	—	121
Derivatives contracts	—	3	5	(1)	7	—	2	3	—	5
Total other liabilities	—	3	5	(1)	7	—	2	124	—	126
Total liabilities	$108	$3,348	$6	$(649)	$2,813	$116	$3,450	$132	$(306)	$3,392
Percentage of total	4%	119%	—%	(23)%	100%	3%	102%	4%	(9)%	100%
Percentage of total Company liabilities	—%	2%	—%	—%	2%	—%	2%	—%	—%	2%

(1)	Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019. Level 3 securities available for sale at September 30, 2020 and 2019 primarily consist of direct bank purchase bonds.

	For the Three Months Ended
	September 30, 2020					September 30, 2019
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$2	$1,125	$200	$(2)	$(108)	$12	$1,088	$519	$(12)	$(125)
Total gains (losses) - realized/unrealized:
Included in income before taxes	1	—	(23)	(1)	(5)	—	—	(18)	—	—
Included in other comprehensive income	—	10	—	—	—	—	5	—	—	—
Purchases/additions	—	350	3	—	—	—	52	76	—	—
Sales	—	—	—	—	—	—	—	(269)	—	—
Settlements	(2)	(4)	—	2	108	—	(4)	—	—	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$1	$1,481	$180	$(1)	$(5)	$12	$1,141	$308	$(12)	$(125)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$1	$—	$(23)	$(1)	$(5)	$—	$—	$(33)	$—	$—

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Nine Months Ended
	September 30, 2020					September 30, 2019
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$8	$1,131	$316	$(8)	$(124)	$13	$1,331	$277	$(13)	$(118)
Total gains (losses) - realized/unrealized):
Included in income before taxes	(2)	—	(147)	2	(3)	2	—	(94)	(2)	(7)
Included in other comprehensive income	—	11	—	—	—	—	25	—	—	—
Purchases/additions	—	380	11	—	—	—	56	394	—	—
Sales	—	—	—	—	—	—	—	(269)	—	—
Settlements	(5)	(41)	—	5	122	(3)	(271)	—	3	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$1	$1,481	$180	$(1)	$(5)	$12	$1,141	$308	$(12)	$(125)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(2)	$—	$(147)	$2	$(3)	$2	$—	$(109)	$(2)	$(7)

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at September 30, 2020.

	September 30, 2020
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$937	Return on equity	Market-required return on capital	8.0-10.0%	9.8%
			Probability of default	0.0-25.0	0.5
			Loss severity	10.0-65.0	21.7

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

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and nine months ended September 30, 2020 and 2019 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	September 30, 2020				For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment	$106	$—	$—	$106	$(31)	$(98)
Goodwill impairment	1,407	—	—	1,407	(357)	(357)
Other assets	101	—	—	101	(15)	(70)
Total	$1,614	$—	$—	$1,614	$(403)	$(525)

	September 30, 2019				For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment	$36	$—	$—	$36	$(17)	$(20)
Goodwill impairment	1,764	—	—	1,764	(1,614)	(1,614)
Other assets	260	—	—	260	(6)	(21)
Total	$2,060	$—	$—	$2,060	$(1,637)	$(1,655)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at September 30, 2020 and December 31, 2019.

	September 30, 2020
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$15,187	$15,187	$15,187	$—	$—
Securities borrowed or purchased under resale agreements	17,535	17,537	—	17,537	—
Securities held to maturity	7,643	7,900	—	7,900	—
Loans held for investment(1)	82,662	84,404	—	—	84,404
Other assets	46	46	46	—	—
Liabilities
Time deposits	$8,402	$8,449	$—	$8,449	$—
Securities loaned or sold under repurchase agreements	23,432	23,433	—	23,433	—
Commercial paper and other short-term borrowings	849	849	—	849	—
Long-term debt	15,150	15,520	—	15,520	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$74	$310	$—	$—	$310

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

Note 9—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,641	$9,641	$9,641	$—	$—
Securities borrowed or purchased under resale agreements	23,943	23,946	—	23,946	—
Securities held to maturity	9,421	9,508	—	9,508	—
Loans held for investment(1)	86,687	87,506	—	—	87,506
Other assets	54	54	54	—	—
Liabilities
Time deposits	$15,651	$15,691	$—	$15,691	$—
Securities loaned or sold under repurchase agreements	28,866	28,866	—	28,866	—
Commercial paper and other short-term borrowings	6,484	6,484	—	6,484	—
Long-term debt	17,129	17,344	—	17,344	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$87	$280	$—	$—	$280

(1)	Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of September 30, 2020 and December 31, 2019. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	September 30, 2020			December 31, 2019
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$9,509	$—	$1	$13,319	$—	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	213,698	2,151	756	214,805	981	446
Commodity contracts	4	—	—	9	—	—
Foreign exchange contracts	16,842	372	157	11,219	230	64
Equity contracts	148	6	7	72	8	8
Other contracts	57	—	—	72	—	—
Total trading	230,749	2,529	920	226,177	1,219	518
Other risk management	1,721	16	8	1,948	14	5
Total derivative instruments	$241,979	$2,545	$929	$241,444	$1,233	$523

We recognized net gains of $1 million and $29 million on other risk management derivatives for the three and nine months ended September 30, 2020, respectively, and net losses of $5 million and net gains of $2 million for the three and nine months ended September 30, 2019, respectively, which are included in other noninterest income.

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
The Company used interest rate derivatives with an aggregate notional amount of $9.5 billion at September 30, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $9 million at September 30, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At September 30, 2020, the weighted average remaining life of the active cash flow hedges was 3.0 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At September 30, 2020, the Company expects to reclassify approximately $101 million of income from AOCI to net interest income during the twelve months ending September 30, 2021. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to September 30, 2020.

Note 10—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three and nine months ended September 30, 2020 and 2019.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Three Months Ended September 30,			For the Three Months Ended September 30,
(Dollars in millions)	2020	2019	Location	2020	2019
Derivatives in cash flow hedging relationships
			Interest income	$20	$(27)
Interest rate contracts	$—	$41	Interest expense	—	—
Total	$—	$41		$20	$(27)

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Location	2020	2019
Derivatives in cash flow hedging relationships
			Interest income	$9	$(67)
Interest rate contracts	$477	$110	Interest expense	—	—
Total	$477	$110		$9	$(67)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and nine months ended September 30, 2020 and 2019.

	Gains (Losses) Recognized in Income on Trading Derivatives		Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended		For the Nine Months Ended
(Dollars in millions)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Trading derivatives
Interest rate contracts	$19	$(28)	$(64)	$(112)
Equity contracts	(1)	(6)	2	1
Foreign exchange contracts	13	14	45	38
Total	$31	$(20)	$(17)	$(73)

Offsetting Financial Assets and Liabilities
The Company primarily enters into derivative contracts with counterparties utilizing standard International Swaps and Derivatives Association Master Agreements and Credit Support Annex Agreements. These agreements generally establish the terms and conditions of the transactions, including a legal right to set-off amounts payable and receivable between the Company and a counterparty, regardless of whether or not such amounts have matured or have contingency features. For additional information related to offsetting of financial assets and liabilities, refer to Note 6 "Securities Financing Arrangements" to these Consolidated Financial Statements.

Note 11—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and nine months ended September 30, 2020 and 2019.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended September 30, 2020
Cash flow hedge activities:
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	$(20)	$5	$(15)
Net change	(20)	5	(15)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	79	(21)	58
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(27)	7	(20)
Amortization of net unrealized (gains) losses on held to maturity securities	12	(3)	9
Net change	64	(17)	47
Pension and other benefits:
Amortization of prior service credit(1)	(6)	1	(5)
Recognized net actuarial (gain) loss(1)	28	(7)	21
Net change	22	(6)	16
Net change in AOCI	$66	$(18)	$48

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

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

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 11—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2020
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$477	$(125)	$352
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(9)	2	(7)
Net change	468	(123)	345
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	765	(201)	564
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(137)	36	(101)
Amortization of net unrealized (gains) losses on held to maturity securities	28	(7)	21
Net change	656	(172)	484
Pension and other benefits:
Amortization of prior service credit(1)	(20)	5	(15)
Recognized net actuarial (gain) loss(1)	84	(22)	62
Net change	64	(17)	47
Net change in AOCI	$1,188	$(312)	$876

(1)
These amounts are included in the computation of net periodic pension cost. For further information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Nine Months Ended September 30, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$110	$(29)	$81
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	67	(18)	49
Net change	177	(47)	130
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	485	(127)	358
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(34)	9	(25)
Amortization of net unrealized (gains) losses on held to maturity securities	25	(7)	18
Net change	476	(125)	351
Pension and other benefits:
Amortization of prior service credit (1)	(30)	8	(22)
Recognized net actuarial (gain) loss(1)	55	(14)	41
Net change	25	(6)	19
Other	1	—	1
Net change in AOCI	$679	$(178)	$501

(1)
These amounts are included in the computation of net periodic pension cost. For additional information, see Note 12 "Employee Pension and Other Postretirement Benefits" to these Consolidated Financial Statements.

Note 11—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended September 30, 2019 and 2020:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, June 30, 2019	$(140)	$(75)	$—	$(718)	$—	$(933)
Other comprehensive income (loss) before reclassifications	30	53	—	—	—	83
Amounts reclassified from AOCI	20	—	—	7	—	27
Balance, September 30, 2019	$(90)	$(22)	$—	$(711)	$—	$(823)
Balance, June 30, 2020	$245	$344	$—	$(623)	$—	$(34)
Other comprehensive income (loss) before reclassifications	—	58	—	—	—	58
Amounts reclassified from AOCI	(15)	(11)	—	16	—	(10)
Balance, September 30, 2020	$230	$391	$—	$(607)	$—	$14

For the Nine Months Ended September 30, 2019 and 2020:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	81	358	—	—	1	440
Amounts reclassified from AOCI	49	(7)	—	19	—	61
Balance, September 30, 2019	$(90)	$(22)	$—	$(711)	$—	$(823)
Balance, December 31, 2019	$(115)	$(93)	$—	$(654)	$—	$(862)
Other comprehensive income (loss) before reclassifications	352	564	—	—	—	916
Amounts reclassified from AOCI	(7)	(80)	—	47	—	(40)
Balance, September 30, 2020	$230	$391	$—	$(607)	$—	$14

Note 12—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and nine months ended September 30, 2020 and 2019. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended September 30,		For the Three Months Ended September 30,		For the Three Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$20	$19	$—	$1	$—	$—
Interest cost	23	29	2	2	1	1
Expected return on plan assets	(67)	(64)	(5)	(4)	—	—
Amortization of prior service credit	(5)	(7)	(1)	(3)	—	—
Recognized net actuarial loss	26	15	1	2	1	1
Total net periodic benefit (income) cost	$(3)	$(8)	$(3)	$(2)	$2	$2

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019	2020	2019
Components of net periodic benefit cost:
Service cost	$63	$57	$1	$2	$—	$—
Interest cost	71	88	5	7	2	3
Expected return on plan assets	(200)	(193)	(15)	(13)	—	—
Amortization of prior service credit	(19)	(20)	(1)	(10)	—	—
Recognized net actuarial loss	80	46	1	7	3	2
Total net periodic benefit (income) cost	$(5)	$(22)	$(9)	$(7)	$5	$5

Note 13—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	September 30, 2020
Commitments to extend credit	$37,840
Issued standby and commercial letters of credit	4,094
Commitments to enter into forward-starting resale agreements	1,349
Other commitments	1,831
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have remaining terms of 1 year or less. At September 30, 2020, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
Regional Bank
The Regional Bank provides banking products and services to individual and business customers in California, Washington, and Oregon through seven major business lines.
    Consumer Banking serves consumers through 341 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. It offers traditional banking products and services, including checking and other deposit accounts, residential mortgage loans, consumer loans, home equity lines of credit, credit cards, and bill and loan payment services.

Small Business serves small businesses with annual revenues up to $10 million through 341 full-service branches, digital channels, and call centers. Products and services include business and corporate deposit accounts, small business loans, branch direct loans, merchant services, and access to Wealth Markets and Consumer Banking.

Business Banking provides business and asset-based loans to clients across a wide range of industries with annual revenues from $10 million to $50 million. Products and services include checking and other deposit accounts, small business administration loans, and owner-occupied real estate loans. By working with the Company’s other segments, Business Banking clients also have access to global treasury management and capital markets solutions, trade finance, and foreign exchange, interest rate, and commodity risk management products, and Wealth Markets.

Commercial Banking provides commercial and asset-based loans to clients across a wide range of industries with annual revenues from $50 million to $2 billion. By working with the Company's other segments in a strategic and coordinated approach, Commercial Banking clients can engage in a fully integrated platform of products and services, including global treasury management, investment banking, corporate capital markets and advisory services, foreign exchange, interest rate, and commodity risk management products, and Wealth Markets.

Real Estate Industries serves professional real estate investors and developers with products such as construction loans, commercial mortgages, bridge financing and unsecured financing. Property types supported

Note 14—Business Segments (Continued)

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

Wealth Markets serves corporate, institutional, non-profit, and high-net worth and affluent individual clients. Capabilities include Wealth Planning and Trust & Estate Services; Investment Management through the Bank and through HighMark Capital Management, Inc., an SEC-registered investment advisory firm wholly-owned by the Bank; Brokerage services through UnionBanc Investment Services, LLC, an SEC-registered broker-dealer/investment advisory firm wholly-owned by the Bank; and Private Wealth Management.
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

Note 14—Business Segments (Continued)

the unallocated allowance; goodwill, intangible assets, and the related amortization/accretion associated with the Company's privatization transaction when we became a privately held company in 2008; the goodwill impairments recorded in the third quarters of 2020 and 2019; the elimination of the fully taxable-equivalent basis amount; and the difference between the marginal tax rate and the consolidated effective tax rate.

As of and for the Three Months Ended September 30, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$528	$105	$50	$74	$2	$759
Noninterest income	110	153	10	110	384	767
Total revenue	638	258	60	184	386	1,526
Noninterest expense	497	126	46	131	723	1,523
Provision for credit losses	52	(11)	—	—	—	41
Income (loss) before income taxes and including noncontrolling interests	89	143	14	53	(337)	(38)
Income tax expense (benefit) (1)	21	25	4	13	(218)	(155)
Net income (loss) including noncontrolling interests	68	118	10	40	(119)	117
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	4	4
Net income (loss) attributable to MUAH	$68	$118	$10	$40	$(115)	$121

Total assets, end of period	$69,317	$22,936	$250	$28,407	$43,119	$164,029

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three Months Ended September 30, 2019:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$582	$116	$45	$39	$(28)	$754
Noninterest income	127	92	10	111	377	717
Total revenue	709	208	55	150	349	1,471
Noninterest expense	532	129	43	119	1,947	2,770
Provision for credit losses	72	24	—	—	(1)	95
Income (loss) before income taxes and including noncontrolling interests	105	55	12	31	(1,597)	(1,394)
Income tax expense (benefit) (1)	19	(4)	9	7	(49)	(18)
Net income (loss) including noncontrolling interests	86	59	3	24	(1,548)	(1,376)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	4	4
Net income (loss) attributable to MUAH	$86	$59	$3	$24	$(1,544)	$(1,372)

Total assets, end of period	$75,446	$20,964	$653	$35,199	$40,971	$173,233

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 14—Business Segments (Continued)

As of and for the Nine Months Ended September 30, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,573	$325	$142	$236	$44	$2,320
Noninterest income	336	360	28	348	1,116	2,188
Total revenue	1,909	685	170	584	1,160	4,508
Noninterest expense	1,523	389	130	397	1,463	3,902
Provision for loan losses	736	140	—	—	(4)	872
Income (loss) before income taxes and including noncontrolling interests	(350)	156	40	187	(299)	(266)
Income tax expense (benefit) (1)	(83)	(2)	7	47	(60)	(91)
Net income (loss) including noncontrolling interests	(267)	158	33	140	(239)	(175)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	12	12
Net income (loss) attributable to MUAH	$(267)	$158	$33	$140	$(227)	$(163)

Total assets, end of period	$69,317	$22,936	$250	$28,407	$43,119	$164,029

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Nine Months Ended September 30, 2019:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$1,727	$365	$149	$111	$(38)	$2,314
Noninterest income	375	268	30	289	1,036	1,998
Total revenue	2,102	633	179	400	998	4,312
Noninterest expense	1,608	375	146	355	2,610	5,094
Provision for loan losses	155	39	(3)	—	(2)	189
Income (loss) before income taxes and including noncontrolling interests	339	219	36	45	(1,610)	(971)
Income tax expense (benefit) (1)	66	12	15	9	(72)	30
Net income (loss) including noncontrolling interests	273	207	21	36	(1,538)	(1,001)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	12	12
Net income (loss) attributable to MUAH	$273	$207	$21	$36	$(1,526)	$(989)

Total assets, end of period	$75,446	$20,964	$653	$35,199	$40,971	$173,233

(1)	Income tax expense (benefit) includes certain management accounting classification adjustments.

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

Industry Factors

The COVID-19 pandemic, and related responses to the pandemic by federal, state and local governments, have adversely impacted our business and results of operations; the ultimate impact of the pandemic on the U.S. and global economies, and on our business, results of operations and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted; however, the effects of the pandemic have had and can be expected to continue to have an adverse impact, which could be material

The COVID-19 pandemic has adversely impacted our business and results of operation, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and responsive actions taken by governmental and regulatory authorities. The pandemic and related governmental actions have negatively impacted the U.S. and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus. Since March 13, 2020, the United States has been operating under a state of emergency declared by President Trump in response to the spread of COVID-19. During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic. Also, during March 2020, in response to the pandemic, the Federal Reserve reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S. The Federal Reserve has indicated that such low rates can be expected to continue for the next several years. There can be no assurance that these and other governmental measures will be effective in combating the impact of the pandemic or achieve their desired results in a timely fashion.

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

The pandemic, the early economic effects of which began to be felt late in the first quarter 2020 and have continued throughout 2020, will adversely affect our revenue, and continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. Certain of these industries, such as the retail industry, the hospitality industry and the energy industry, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in resulting in higher nonperforming assets for us and elevated levels of charge-offs. The pandemic has recently caused global demand for crude oil to plummet. Continued or worsening volatility in fuel prices and energy costs could adversely affect businesses in several of these industries, while a prolonged slump in oil, natural gas and coal prices could have adverse consequences for some of our borrowers in the energy sector. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

Our business operations may also be disrupted if significant portions of our workforce, including employees of our third-party service providers, are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. We temporarily closed certain of our branches and offices, and a significant number of our employees are now working remotely. Remote work arrangements may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of cybersecurity attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third-parties. Governmental restrictions on non-essential business travel can also be expected to adversely impact our bi-coastal and multi-state operations. The pandemic could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or members of our Board of Directors, making it more difficult to conduct meetings for the management of our affairs.

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

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the pandemic has subsided. The extent to which these effects may occur will depend on future developments, which are highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future, or litigation, enforcement, and/or investigation activity. Market conditions due to the pandemic could also adversely impact our credit ratings. A substantial majority of our assets, deposits and interest and fee income are generated in California, Oregon and Washington. At the outset of the pandemic, the governments in these states issued orders generally requiring residents to shelter in place and to keep non-essential businesses closed in light of the pandemic. Later in 2020, the state governments of California and Washington have each adopted a four-phase reopening plan, while the state of Oregon has adopted a three-phase reopening plan. In each state, the ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with parameters specific to each state, such as the county’s test positivity rate, hospitalization rate, and availability of hospital beds.

We do not yet know the full extent of the impacts of the unprecedented pandemic on our business, results of operations and financial condition, or on the U.S. or global economies or our West Coast market areas in particular. Given the many challenges and uncertainties resulting from the pandemic, there is a risk that conditions will be substantially different than we are currently expecting. However, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in the “Risk Factors” section in Item 1A. of Part I our 2019 Form 10-K and in this Report on Form 10-Q.

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, have negatively impacted the U.S. and global economies, disrupted supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary and permanent closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

The various governmental stimulus measures introduced in response to the COVID-19 pandemic have increased, and can be expected to continue to increase, federal budget deficits and the national debt level, while federal, state and local tax revenue can be expected to decline along with economic activity. These events can be expected to adversely affect the long-term sovereign credit rating of United States debt, and downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S., which could, in turn, have adverse consequences for borrowers and the level of business activity. These developments could also create further challenges for the securities business conducted by MUSA, which relies upon both the credit quality of bonds issued by the U.S. federal government and the smooth functioning of the markets using such bonds as collateral, as the COVID-19 pandemic has created significant volatility and disruption in financial markets.

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
In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March, the California state government issued a strict shelter in place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses. The state government of California has now adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities is dependent upon the county’s compliance with specific parameters, such as the county’s case rate, test positivity rate, and a health equity metric.
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

Our credit ratings are important in order to maintain liquidity; our credit ratings could be adversely affected by negative changes in the credit ratings of our parent companies
Major credit rating agencies regularly evaluate and provide credit ratings of the securities of MUAH and the securities and deposits of MUB and also provide entity ratings for MUAH, MUB and MUSA. Their ratings of our long-term and short-term debt obligations and of our deposits and our entity ratings are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. In light of the continually evolving conditions in the financial services industry, the financial markets and the economy, changes to credit rating methodologies and the ongoing assessment of our current and expected satisfaction of various rating criteria, no assurance can be given that we will maintain our current ratings. Further, as a result of the COVID-19 pandemic and concerns over the financial impacts of the virus outbreak on the U.S. and global economies and the credit effects on companies, the major credit rating agencies may reevaluate and revise the outlook or credit ratings for many companies, including MUAH, which could result in a negative ratings action or downgrade.
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
Adverse changes in the credit ratings, operations, financial condition or prospects of our parent companies, MUFG Bank, Ltd. and MUFG, could also adversely impact our credit ratings.

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
The Bank relies on vendors providing overseas delivery centers in India for some of its support services. The Government of India imposed a nation-wide quarantine in response to the pandemic, requiring employees of these centers to work remotely, generally at home, and outside of the security of these centers. This has increased the cybersecurity risk associated with these relationships. In addition, if key employees or groups of employees at the various vendors used by the Bank were to contract the COVID-19 disease and cannot work, this could adversely impact the vendor’s ability to fulfill its obligations to the Bank.
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
101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Stockholders' Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Financial Statements (1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: November 6, 2020	By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer (Principal Executive Officer)
Date: November 6, 2020	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: November 6, 2020	By:	/s/ CHRISTOFFER ESCHER
Christoffer Escher Controller and Chief Accounting Officer (Principal Accounting Officer)