Form 10-K
period 2020-12-31
MUFG Americas Holdings Corp
filed 2021-03-02
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Not applicable; all of the voting stock of the registrant is owned by its parent, MUFG Bank, Ltd. and its ultimate parent, Mitsubishi UFJ Financial Group, Inc.
As of January 31, 2021, the number of shares outstanding of the registrant's Common Stock was 132,076,912.
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

ABS	Asset-backed securities
ACR	Americas Credit Review
ADR	American depositary receipt
ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AMT	Alternative minimum tax
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ARM	Americas Risk Management
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
BHCA	Bank Holding Company Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CCPA	California Consumer Privacy Act of 2018
CD	Certificate of deposit
CECL	Current Expected Credit Loss
CFPB	Consumer Financial Protection Bureau
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
COVID-19	Coronavirus Disease 2019
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPREA	California Privacy Rights and Enforcement Act of 2020
CRA	Community Reinvestment Act
CRO	Chief Risk Officer
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at default
ECA	Executive Committee for the Americas
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FBO	Foreign banking organization
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
FINRA	Financial Industry Regulatory Authority
GAAP	Accounting principles generally accepted in the United States of America
GLBA	Gramm-Leach-Bliley Act

Glossary of Defined Terms (Continued)

GSIB	Global systemically important bank
HLBV	Hypothetical liquidation at book value
HQLA	High quality liquid assets
HRA Plan	MUFG Union Bank, N.A. Retiree Health Reimbursement Plan
IAA	Internal Audit for the Americas
IBOR	Inter-bank Offered Rate
IHC	Intermediate Holding Company
IRC	Internal revenue code
LCR	Liquidity Coverage Ratio
LGD	Loss given default
LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
Moody's	Moody's Investors Service
MRM	Market Risk Management
MRMC	Market Risk Management Committee
MSRB	Municipal Securities Rulemaking Board
MUAH	MUFG Americas Holdings Corporation
MUAH Plan	MUFG Americas Holdings Corporation Stock Bonus Plan
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
NAV	Net asset value
n/a	Not available
nm	Not meaningful
OCC	Office of the Comptroller of the Currency
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
ORMD	Operational Risk Management Department
PCAOB	Public Company Accounting Oversight Board
PD	Probability of default
PPP	Paycheck Protection Program of the SBA
RMBS	Residential mortgage-backed security
S&P	Standard & Poor's Global Ratings
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRO	Self-regulatory organization
TCJA	Tax Cuts and Jobs Act
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
U.S. Basel lll Rules	Basel lll capitalization rules of the Basel Committee on Banking Supervision
VaR	Value-at-risk
VIE	Variable interest entity
Volcker Rule	Section 619 of the Dodd-Frank Act

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
In this document and other reports to the SEC, for example, we make forward-looking statements, which discuss our expectations about:
•Our business objectives, strategies and initiatives, organizational structure, business growth, competitive position and prospects, and the effect of competition on our business and strategies
•Our assessment of significant factors and developments that have affected or may affect our results
•Our assessment of economic conditions and trends, economic and credit cycles and their impact on our business
•The economic outlook for the U.S. in general, West Coast states and global economies
•The effects of the coronavirus pandemic on California, the U.S. and global economies, and on our business and results of operations, and the actions of governments to reduce the spread of the virus and to mitigate the resulting economic consequences, and the effect of the foregoing on our business
•The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, our borrowers’ ability to service their loans and residential mortgage loans and refinancings
•Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve, the Dodd-Frank Act, the EGRRCPA, as well as the CARES Act enacted in March 2020 in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response thereto, the effect of monetary and fiscal stimulus expected to continue into 2021, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments
•Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, long-term debt, issuance of additional notes under the Bank's unsecured bank note program, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation, and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance
•Regulatory and compliance controls and processes and their impact on our business, including our operating costs and revenues
•The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto
•Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, probability of default and credit migration trends, and severity of loss upon default, and our economic forecasts considered in determining the provision for credit losses
•Loan portfolio composition and risk rating trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding TDRs, and our intent to sell or hold loans we originate
•Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities
•Our hedging strategies, positions, expectations regarding reclassifications of gains or losses on hedging instruments into earnings; and the sensitivity of our net income to various factors, including customer behavior relating to mortgage prepayments and deposit repricing
•Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, forecasted balance sheet activity and projected results
•Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of MUFG on our state tax obligations and of expected tax credits or benefits
•Critical accounting policies and estimates, and the potential impact on our critical accounting estimates resulting from the significant ongoing uncertainty caused by the COVID-19 pandemic, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets
•Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, realign our business model or otherwise restructure, reorganize or change our business mix, and their timing and impact on our business
•Our expectations regarding the impact of acquisitions on our business and results of operations
•The impact of changes in our credit ratings including methodology changes adopted by rating agencies
•Maintenance of casualty and liability insurance coverage appropriate for our operations
•The relationship between our business and that of MUFG Bank, Ltd. and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by MUFG Bank, Ltd. and MUFG
•Threats to the banking sector and our business due to cybersecurity incidents and attacks on financial institutions and other businesses, such as large retailers, and regulatory expectations relating to cybersecurity
•Technological challenges and our Transformation and Rewiring Programs and our other technology-related programs and initiatives and our expectations regarding their implementation and performance, including the impact and timing of completion of our Transformation and Rewiring Programs

•Our understanding that MUFG Bank, Ltd. will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions
•The possible risks resulting from the replacement of LIBOR, the Company's exposure to IBOR-based rates, and the Company's LIBOR transition program and expectations regarding its effectiveness
•The effect of a possible return of the California drought on its economy and related governmental actions and the potential consequences of recent California wildfires and related electrical power outages or other natural disasters
•Descriptions of assumptions underlying or relating to any of the foregoing
Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. "Business" under the captions "Competition" and "Supervision and Regulation", Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and in our other reports to the SEC.
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
The Company has four reportable segments: Regional Bank, Global Corporate & Investment Banking - U.S., Transaction Banking and MUSA. We service Global Corporate & Investment Banking - U.S., certain Transaction Banking, and MUSA customers through the MUFG brand and serve Regional Bank and Transaction Banking customers through the Union Bank brand. The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $167.8 billion at December 31, 2020.
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
Employees
At December 31, 2020, we had approximately 13,900 full-time equivalent employees.
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
Principal Federal Banking Laws
BHCA and the GLBA. The Company, MUFG and MUFG Bank, Ltd. are subject to regulation under the BHCA, which subjects us to Federal Reserve reporting, supervision and examination and other requirements. Generally, the BHCA restricts our ability to invest in non-banking entities, and we may not acquire more than five percent of the voting shares of any domestic bank or bank holding company without the prior approval of the Federal Reserve. Our activities are limited, with some exceptions, to the business of banking, managing or controlling banks, and other activities that the Federal Reserve deems to be so closely related to banking as to be a proper incident thereto.

The GLBA allows “financial holding companies” to offer banking, insurance, securities and other financial products. Among other things, the GLBA provides a framework for BHCs to engage in new financial activities under certain conditions. MUAH, MUFG Bank, Ltd. and MUFG are financial holding companies under the BHCA. A financial holding company is authorized to engage in activities beyond those permissible for a BHC that are deemed to be financial in nature or incidental to such financial activity as well as certain specified non-banking activities deemed to be closely related to banking. In order to maintain its status as a financial holding company, a BHC must continue to meet certain standards established by the Federal Reserve. Those standards require that a financial holding company exceed the minimum standards applicable to BHCs that have not elected to become financial holding companies. These higher standards include meeting the “well capitalized” and “well managed” standards for financial holding companies as defined in the regulations of the Federal Reserve. The Federal Reserve has the authority to limit the ability of a financial holding company (or any of its affiliates) to conduct otherwise permissible activities if the financial holding company or any of its depository institution subsidiaries ceases to meet these standards. If the deficiencies are not corrected, the Federal Reserve may require that the financial holding company either terminate any activity that is not permissible for a BHC or divest control of a deficient depository institution subsidiary.  Failure to comply can also result in the assessment of civil money penalties against the financial holding company. In addition, a financial holding company must ensure that its U.S. banking subsidiaries meet certain standards under the Community Reinvestment Act of 1977.
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
Office of the Comptroller of the Currency. MUB, as a national banking association, is subject to broad regulation and oversight of all its operations by the OCC, its primary federal banking regulator, and also by the Federal Reserve and the FDIC. MUB is required to file periodic reports with the OCC and is subject to ongoing supervision and examination by the OCC.
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
Consumer Financial Protection Bureau. The CFPB has direct supervision and examination authority over banks with more than $10 billion in assets, including MUB. The CFPB’s responsibilities include implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and reviewing complaints and responding to questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB. In various public pronouncements and enforcement actions, the CFPB has focused on a variety of practices it deems to be unfair, deceptive or abusive, including the following: credit-card add-on products, including billing of consumers for credit-monitoring services without prior consent; failing to accept or timely post payments; failure to honor loan modifications after the loan servicing is transferred; various debt collection practices, including sending foreclosure notices to borrowers who were current on their loans; and various practices relating to debts owed by military service members, such as threatening to contact the service members’ commanding officers about loan arrears or burying the contractual authorization for this practice in the lending contract. The CFPB has also focused on automobile dealer discretionary interest rate markups and on holding banks and other purchasers of such contracts responsible for unlawful disparities in markups charged by dealers to borrowers of different races or ethnicities. The CFPB also has adopted rules that impact many aspects of residential mortgage loans and lending practices, including a requirement that banks develop and implement procedures to ensure compliance with a borrower’s “reasonable ability to repay” test, make new or revised disclosures and revise policies and procedures for originating and servicing residential mortgage loans.
Financial Stability Oversight Council. The Financial Stability Oversight Council (consisting of the Secretary of the Treasury, heads of the federal bank regulatory agencies and the SEC, and certain other officials) provides oversight of all risks created within the U.S. economy from the activities of financial services companies and supports enhanced prudential regulation. It also has the authority to recommend stricter standards for the largest, most interconnected financial services and other firms. Where it determines that certain practices or activities pose a threat to financial stability, it may make recommendations to the primary financial regulatory agencies for new or heightened regulatory standards. The Financial Stability Oversight Council must determine which BHCs and non-bank financial companies pose risks to U.S. financial stability, and subject those companies to the supervision and regulation of the Federal Reserve. The Dodd-Frank Act automatically subjected all bank holding companies and foreign banks with $50 billion or more in total consolidated assets designated by the Financial Stability Oversight Council as “systemically important” to enhanced prudential regulation. The Company falls within this category, and therefore, is subject to heightened prudential standards including enhanced capital, leverage, and liquidity standards, as well as credit exposure reporting, concentration limits, stress testing and resolution plan requirements. In 2018, the President signed into law the EGRRCPA, which created a more “tiered” and “tailored” enhanced prudential standards regime for banks. See “Dodd-Frank Act and Related Regulations” below, for additional information.
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
As also required by the Dodd-Frank Act, the Federal Reserve adopted final rules regarding enhanced prudential standards for both large U.S. BHCs, such as the Company, and FBOs operating in the U.S., such as MUFG Bank, Ltd. These integrated rules included the Federal Reserve’s resolution plan, capital plan and stress testing rules, as well as a final rule regarding enhanced prudential standards. The final enhanced prudential standards rule, inclusive of subsequent amendments including Tailoring Rules amendments discussed below, address a diverse array of regulatory subjects, each of which is highly complex. In some instances, the rule imposes new financial regulatory requirements and in other instances it overlapped other regulatory reforms already in existence (such as the Basel III capital and liquidity reforms and stress testing requirements discussed elsewhere in this report). For large domestic BHCs, such as the Company, and FBO’s operating in the U.S., such as MUFG Bank, Ltd., the final enhanced prudential standards rule formalized governance and oversight processes with respect to various prudential standards already in place through the Federal Reserve’s other rule-makings, as described in this section, but also imposed certain additional requirements such as an internal liquidity stress testing regime (intended to be complementary to the Federal Reserve’s liquidity coverage ratio proposal discussed below) and maintenance of a related liquidity buffer.
In 2018, the President signed into law the EGRRCPA, which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes. Among other things, the EGRRCPA raised the threshold for designation as a systemically important financial institution from $50 billion to $250 billion in assets, removed BHCs with less than $100 billion in assets from the application of enhanced prudential standards and eliminated the applicability of enhanced prudential standards to BHCs with between $100 billion and $250 billion in assets 18 months after enactment unless the Federal Reserve by order or rule determined to apply enhanced prudential standards to any such institution.
In October 2019, the federal banking agencies issued two final rules related to the implementation of the EGRRCPA (the “Tailoring Rules”). The final rules assign banks with $100 billion or more in total assets, including U.S. intermediate holding companies of certain foreign banking organizations, such as MUAH, to one of four risk-based categories that increased stringency based on risk-based indicators, such as measures of size, cross-jurisdictional activity, weighted short-term wholesale funding, nonbank assets, and off-balance sheet exposure, with each category assigned its own tailored requirements based on the risk profile of its combined U.S. operations or its bank or intermediate holding company-level assets. These rules became effective on December 31, 2019. The Tailoring Rules introduce significant regulatory reporting requirements for liquidity-related regulatory reporting on a U.S. operations basis but do not have an impact on MUAH from a capital planning, capital management and liquidity perspective.
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
In one of the Tailoring Rules, the federal banking agencies amended certain elements of their regulatory capital rules and standardized liquidity requirements to apply tailored capital and liquidity requirements to large banking organizations in each of the four risk-based categories of institutions described in the Tailoring Rules. Under the final rules, the capital requirements applicable to U.S. intermediate holding companies, such as MUAH, are generally consistent with those applicable to U.S. bank holding companies and savings and loan holding companies of a similar size and risk profile. The final Tailoring Rules determine the applicability of liquidity standards with respect to a U.S. intermediate holding company, such as MUAH, based on its risk profile, rather than the combined U.S. operations of the FBO. Under this rule, Category IV firms (such as MUAH) will be required to conduct internal liquidity stress tests quarterly rather than monthly and will be subject to simplified liquidity risk management requirements. Category IV firms will still be required to maintain a liquidity buffer that is sufficient to meet the projected net stressed cash-flow need over a 30-day planning horizon under the firm’s internal liquidity stress test and will remain subject to monthly tailored liquidity reporting requirements. Also, under this Tailoring Rule, Category IV firms (like MUAH) are no longer required to conduct and publicly disclose the results of company-run capital stress tests and are subject to a supervisory capital stress test conducted by the Federal Reserve every other year rather than every year.
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
Effective October 2018, the Federal Reserve adopted a final rule to establish single-counterparty credit limits for BHCs and foreign banking organizations with $250 billion or more in total consolidated assets, including any U.S. intermediate holding company of such a foreign banking organization with $50 billion or more in total consolidated assets, such as MUAH (together, “covered foreign entities”), and any BHC identified as a GSIB under the Federal Reserve’s capital rules. The Tailoring Rules removed U.S. intermediate holding companies subject to Category IV standards from the applicability of single-counterparty credit limits. A foreign banking organization with total consolidated assets that equal or exceed $250 billion, such as MUFG, is still subject to the single-counterparty credit limits; however, it may comply with single-counterparty credit limits applicable to its combined U.S. operations by certifying that it meets, on a consolidated basis, standards established by its home country supervisor that are consistent with the BCBS large exposure standard.
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
The Federal Reserve's rules impose certain TLAC requirements on GSIBs with operations in the U.S., such as MUFG. The Company, which serves as MUFG’s designated IHC in the U.S., is required to maintain a minimum amount of total loss-absorbing capacity, which must be met with a combination of Tier 1 regulatory capital and long-term debt. Due to MUFG’s single point of entry resolution approach, the Company is subject to a minimum level of internal TLAC, which must be issued either to a foreign company that controls the Company (in this case MUFG Bank, Ltd. or MUFG) or to another directly or indirectly wholly-owned foreign subsidiary of MUFG. TLAC Tier 1 regulatory capital is intended to absorb ongoing losses, while the conversion of TLAC eligible long-term debt into common equity is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings.
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
As a result of the Volcker Rule, we have not incurred a material adverse impact to our financial results as revenue from prohibited proprietary trading and covered fund investment activities has not contributed, and is expected to continue not to contribute, significantly to our financial results.
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
Regulatory Capital and Liquidity Standards
The federal bank regulatory agencies have adopted risk-based capital standards under which a banking organization’s capital is compared to the risks associated with assets reflected on its balance sheet as well as its off-balance sheet exposures, such as letters of credit.
Regulatory Capital Rules. The Federal Reserve and the other U.S. federal banking agencies have adopted rules to implement the Basel III capitalization rules of the BCBS for banking organizations located in the United States (U.S. Basel III Rules). The U.S. Basel III Rules replace the U.S. federal banking agencies’ general risk-based capital rules, advanced approaches rule, market-risk rule, and leverage rules, in accordance with certain transition provisions. The U.S. Basel III Rules generally establish more restrictive capital definitions, create additional categories and higher risk-weightings for certain asset classes and off-balance sheet exposures, and higher leverage ratios and capital conservation buffers that are added to the minimum capital requirements and must be satisfied for banking organizations to avoid becoming subject to certain limitations on dividends and discretionary bonus payments to executive officers. The U.S. Basel III Rules also implement higher minimum capital requirements. Under the Tailoring Rules, MUAH as a Category IV firm, retains the ability to exclude certain components of AOCI from its regulatory capital calculations. The Tailoring Rules enacted capital simplification rules amending aspects of the U.S. Basel III Rules which took effect April 1, 2020 for banks not subject to advanced approaches risk-based capital rules.

The U.S. Basel III Rules also provide for various adjustments and deductions to the definitions of regulatory capital. Under these rules, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, MUAH must hold a standardized capital conservation buffer above its minimum risk based capital requirements (equal to 4.4% of its total risk-weighted assets). Effective October 1, 2020, MUAH's standardized capital conservation buffer was updated as informed by its firm specific supervisory stress testing results released in June 2020. The capital conservation buffer is designed to absorb losses during periods of economic stress.
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
Prompt Corrective Action. Under the OCC’s prompt corrective action regulations (established pursuant to Section 38 of the Federal Deposit Insurance Act), a bank is assigned to one of five capital categories ranging from “well-capitalized” to “critically under-capitalized.” Institutions that are “under-capitalized” or lower are subject to increasingly more restrictive mandatory supervisory corrective actions. At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally assure the bank’s compliance with the plan. The OCC has amended its prompt corrective action regulations to reflect the changes made to the regulatory capital requirements by the U.S. Basel III Rules.
For additional information regarding the regulatory capital positions of MUAH and MUB, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Management” in Part II, Item 7 of this Report on Form 10-K and Note 18 to our consolidated financial statements in this Report on Form 10-K.
Capital Planning and Comprehensive Capital Analysis and Review Program. MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof) and which must include internal enterprise-wide stress testing evaluations and assessments of capital adequacy levels under baseline and economic stressed scenarios. Under the Tailoring Rules, as a Category IV firm, MUAH is subject to supervisory stress testing and CCAR every other year in even years (e.g. MUAH will next be subject to required FRB supervisory stress testing in 2022). CCAR evaluates capital planning processes and assesses capital adequacy levels under various scenarios to determine if BHCs and IHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. Depending on the circumstances, failure to attain a non-objection of a BHC’s or IHC's annual capital plan submission as part of the CCAR process from the Federal Reserve could have a variety of adverse consequences for the institution, including a requirement to augment capital, restrain growth or other adverse consequences.  The Federal Reserve’s capital plan and stress testing rules for bank holding companies provide that the Federal Reserve may only issue an objection to a capital plan on the basis of qualitative deficiencies in the BHC’s or IHC's capital planning process if a firm subject to CCAR has not yet had their capital plans evaluated on qualitative grounds for four consecutive years. After December 31, 2020, the Federal Reserve has ceased objecting to capital plans on qualitative grounds entirely, other than for firms receiving a qualitative objection in 2020. MUAH continues not to be subject to the CCAR qualitative objection. Under these rules, such bank holding companies’ capital planning processes will be evaluated during the Federal Reserve’s regular ongoing supervisory activities.

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
Other Federal and State Laws and Regulations Affecting Banks
There are additional requirements and restrictions in the laws and regulations of the U.S. and states in which MUB and its subsidiaries conduct operations. The consumer lending and other banking activities of MUB are subject to extensive regulation under various state laws as well as the federal laws discussed above. Furthermore, due to MUFG Bank, Ltd.’s controlling ownership of the Company, regulatory requirements adopted or enforced by the Government of Japan may have an impact on the activities and investments of the Company in the future.
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
Pursuant to the Dodd-Frank Act and related regulations, BHCs and insured depository institutions with $50 billion or more in assets were required to develop and annually file with the bank regulators resolution plans or so-called “living wills” to facilitate the FDIC’s ability to liquidate such banks in a prompt and orderly fashion upon a failure. MUFG's U.S. operations are covered under the Federal Reserve and FDIC's joint Section 165(d) of the Dodd-Frank Act, and MUB as an insured depository institution is subject to the FDIC's insured depository institution rule, which requires certain insured depository institutions to submit resolution plans, with respect to specification of supervisory requirements for maintaining compliance with "living will" regulations. If the bank regulators determine that the resolution plan is not credible or would not facilitate the orderly resolution of the institution, they may require the institution to submit a revised resolution plan that addresses the deficiencies identified by the regulators. If the regulators determine that the revised plan remains deficient, they may decide to subject the institution to more stringent capital, leverage, or liquidity requirements or restrictions on growth, activities or operations and may impose other sanctions. In addition to the Tailoring Rules discussed above, the FRB and FDIC issued amended guidance for resolution plan submissions of certain foreign-based covered companies in December 2020 which amended the 165(d) resolution planning rule. Under the amended guidance and Tailoring Rules, MUFG's U.S. operations are included within required filings by MUFG, alternating between full and targeted resolution plans on a three-year cycle. As specified under the recently issued amended guidance, MUFG will have a transition period to consider the application of the final amended guidance to its resolution plan submission as it was not subject to the 2018 foreign-based owned guidance for its last submission; MUFG will not be expected to have taken the final guidance into consideration in developing its next targeted plan submission due December 17, 2021 and will become subject to full compliance for its next required full resolution plan filing due in 2024.

Community Reinvestment Act. MUB is subject to the CRA. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the needs of local communities, including low- and moderate-income neighborhoods. In addition to substantial penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and the CRA into account when regulating and supervising other activities and in evaluating whether to approve applications for permission to engage in new activities or to acquire other banks or companies or de novo branching. An unsatisfactory CRA rating may be the basis for denying the application. In 2020, the OCC adopted new rules intended to modernize and strengthen the CRA regulations to better achieve their underlying statutory purpose by clarifying which activities qualify for CRA credit, updating where activities count for CRA credit, creating a more transparent and objective method for measuring CRA performance, and providing for more transparent, consistent, and timely CRA-related data collection, recordkeeping, and reporting. The final rule became effective on October 1, 2020, but set mandatory compliance dates based on applicable performance standards. Banks subject to the general performance standards, such as MUB, must comply with the new CRA framework by January 1, 2023. Until compliance with the final rule, national banks must continue to comply with the OCC’s current CRA rules. The new rule can be expected to have a significant impact on the CRA framework of national banks, including MUB.
Fair Lending and Other Consumer Protection Laws. MUB is subject to the Equal Credit Opportunity Act of 1974 and the implementing regulations thereunder. The statute requires financial institutions and other firms engaged in the extension of credit to make credit equally available to all creditworthy customers and makes it unlawful for any creditor to discriminate against any applicant with respect to any aspect of a credit transaction: (1) on the basis of race, color, religion, national origin, sex or marital status, or age (provided the applicant has the capacity to contract); (2) because all or part of the applicant’s income derives from any public assistance program; or (3) because the applicant has in good faith exercised any right under the Consumer Credit Protection Act. In addition, a creditor may not make any oral or written statement, in advertising or otherwise, to customers or prospective customers that would discourage on a prohibited basis an application for credit.
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
MUB is also subject to other consumer protection laws including the Home Mortgage Disclosure Act, the Electronic Fund Transfer Act, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, the Truth in Lending Act and the Truth in Savings Act. These laws are generally enforced by the CFPB.
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
Customer Information Security. The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. The guidelines require each financial institution to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. MUB has adopted a customer information security program. In addition, each agency has published its standards and expectations for banks to protect their own data, information technology and other assets and operations from unauthorized intrusion and vulnerability to malicious cyber attack to the greatest degree possible.
Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the banks’ policies and procedures and applicable law. The GLBA also allows consumers to opt-out of the sharing of certain information among non-affiliates, and imposes other requirements. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act, which increased the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among affiliated companies for the purpose of cross-marketing products and services between those affiliated companies. Certain state laws and regulations designed to protect the privacy and security of customer information also apply to us and our other subsidiaries, including laws requiring notification to affected individuals and regulators of data security breaches. The State of California has also enacted laws providing consumers with expansive rights and control over their personal information which is obtained by or shared with “covered businesses” (which includes MUB and most other banking institutions subject to California law). It has also created a California Privacy Protection Agency to enforce privacy rights for Californians and impose fines for violations of such rights.

For additional information regarding federal and California laws and regulations regarding privacy, see “Increasing regulation of data privacy could adversely affect our business" in Part I, Item 1A. "Risk Factors" in this Report on Form 10-K.
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
Federal Reserve Control Regulations. On January 30, 2020, the Federal Reserve adopted a final rule, effective on September 30, 2020, revising the Federal Reserve’s regulations relating to determinations of whether a company has the ability to exercise a controlling influence over a banking organization or other entity for purposes of the BHCA. This rule outlines a tiered framework that is designed to incorporate the major factors and thresholds, or combinations of factors, that the Federal Reserve will use to determine if a company has control over a bank or other entity, including a company's total voting and non-voting equity investment in the entity; director, officer and employee interlocks between a company and the entity; and the scope of business relationships between a company and the entity. This rule, while generally consistent with the Federal Reserve’s historical practice, in some respects expands on or adds additional rebuttable presumptions of control. This rule could impact the manner in which MUFG makes investments in companies, in particular those that have a presence in the United States.
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
The results of the 2020 national elections with the change of the U.S. President and the shift of control in the U.S. Senate could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous Administration which could have significant impact on the banking and financial services industry and on our business. We cannot assess at this time the degree to which this may occur.
The change of Administration in Washington, D.C. is also likely to result in changes in the leadership and other senior positions at the federal bank regulatory agencies. We cannot assess at this time the impact such changes will have on the banking and financial services industry and on our business.
Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934
We are disclosing the following information pursuant to Section 13(r) of the Securities Exchange Act of 1934 (Exchange Act), which requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with natural persons or entities designated by the U.S. government under specified Executive Orders. The scope of activities that must be reported includes activities not prohibited by U.S. law and conducted outside the United States in compliance with applicable local law. Because we are indirectly wholly-owned by MUFG, a Japanese corporation, our disclosure is required to include, in addition to our activities, transactions or dealings, those conducted outside the United States by non-U.S. affiliates of MUFG which are not controlled by us. We have requested that MUFG provide us a description of reportable activity under Section 13(r) and have received the following information:

During the fiscal year ended December 31, 2020, MUFG’s non-U.S. subsidiary, MUFG Bank, engaged in certain limited business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. MUFG Bank has a limited number of previously issued letters of credit and guarantees and in some cases, provided limited remittance and other settlement services mainly in connection with its Japanese customer transactions with counterparties in Iran, which transactions are reviewed to assess whether they are exempt from applicable Iran-related sanctions or otherwise permitted by OFAC. These transactions did not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments. For the fiscal year ended December 31, 2020, the aggregate fee income relating to these transactions was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income. In addition, some Iranian financial institutions and other entities in, or affiliated with, Iran maintained non-U.S. dollar correspondent accounts and other similar settlement accounts with MUFG Bank outside the United States. In addition to such accounts, MUFG Bank received deposits in Japan from, and provided settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the fiscal year ended December 31, 2020, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income.

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
Financial Information
See our consolidated financial statements beginning on page 73 of this Form 10-K for financial information about MUAH and its subsidiaries.

ITEM 1A.   RISK FACTORS
The following discussion sets forth material risk factors that could affect our financial condition and operations:
Industry Factors

The effects of the COVID-19 pandemic have adversely impacted and will likely continue to adversely impact our business, results of operations and financial condition; the ultimate impact of the pandemic on the U.S. and global economies, and on our business, results of operations and financial condition, remain uncertain

The COVID-19 pandemic has severely disrupted economic activity in the U.S., and has adversely impacted our business, results of operation and financial condition. The ultimate impact of the pandemic on the U.S. economy and our business will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic. Responsive actions taken by governmental and regulatory authorities to the pandemic have negatively impacted the U.S. and global economies, disrupted supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic has significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including many markets where we have operations. We, and other financial services companies, are impacted to a significant degree by current economic conditions.

The economic effects of the pandemic have adversely affected and will continue to adversely affect our revenue, as well as continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain closed, the impact on the global economy worsens, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. Certain of these industries, such as the retail, hospitality, aviation and energy industries, among others, have been, and can expected to continue to be, adversely impacted by the disruptive and recessionary market conditions caused by the pandemic, which could result in higher nonperforming assets for us and elevated loan charge-offs. Because of changing economic and market conditions affecting issuers, we also may be required to recognize impairments on the securities we hold.

In response to the pandemic, among other actions, MUB has offered payment relief options to customers that include the option to select a forbearance plan for our mortgage and home equity line of credit clients, business loan support through participation in the SBA PPP or other relief borrowing or lending programs, flexible relief programs for our consumer and business credit card clients, including payment deferral, delinquency removal and late fee waivers, and fee refunds, and waivers for our consumer and business deposit customers. The overall impact of these measures on our results of operations has been and will continue to be material and adverse. Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses. Various banks, including MUB, that participated in the SBA PPP program or other relief borrowing or lending programs have or may become the subject of purported class-action or other litigation or government investigations regarding their activities under the program.

A substantial majority of our assets, deposits and revenues are generated in California, Oregon and Washington. At the outset of the pandemic, these states issued orders generally requiring residents to shelter in place and to keep non-essential businesses closed. These states have each adopted phase-in plans for reopening with certain standards for each phase.

We may also experience financial losses due to operational factors, including: challenges to the availability and reliability of our network due to changes to normal operations or third party disruptions, including potential outages at network providers, call centers and other suppliers; increased cyber fraud risk related to COVID-19, given increased online banking and e-commerce; new or additional regulatory requirements, which could require additional resources and costs to address; or the inability of our work force and third-party vendors to operate from remote locations due to illness, quarantines, government actions, or other restrictions related to the pandemic. Remote work platforms may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of cyber attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third parties.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity, and any recession that has occurred or may occur in the future, or litigation, enforcement, and/or investigation activity. Given the many challenges and uncertainties resulting from the pandemic, there is a risk that conditions will be substantially different than we are currently expecting. However, the effects of the pandemic can be reasonably expected to have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in this “Risk Factors” section.

The governmental stimulus measures introduced in response to the COVID-19 pandemic have increased, and can be expected to continue to increase, federal budget deficits and the national debt level, while federal, state and local tax revenue can be expected to decline along with economic activity. These events can be expected to adversely affect the long-term sovereign credit rating of United States debt, and downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such downgrades could increase the U.S. government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally, which could, in turn, have adverse consequences for our borrowers and the level of business activity. These developments could also create further challenges for MUSA’s securities business, which relies upon both the credit quality of bonds issued by the U.S. federal government and the smooth functioning of the markets using such bonds as collateral, as the COVID-19 pandemic has created significant volatility and disruption in financial markets.

The phase-out of LIBOR could adversely impact our business and results of operations, and the value of certain financial instruments we hold or have issued

In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (FCA), which regulates the process of setting LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, LIBOR’s administrator, ICE Benchmark Administration Limited (IBA) announced that it will consult on its intention to cease the publication of the one week and two month U.S. dollar LIBOR settings as of the end of 2021 and the remaining U.S. dollar LIBOR settings as of June 30, 2023. The FCA and the U.S. bank regulators concurrently expressed their support of this proposal, indicating that the June 30, 2023, cessation date would allow time for legacy contracts executed before January 1, 2022 to mature. The U.S. bank regulators also encouraged banks to stop entering into LIBOR-based contracts by the end of 2021.

The phase-out of LIBOR creates a broad range of risks and challenges (including financial, operational, legal, reputational, compliance and market risks) for the banking industry and could adversely impact our businesses and results of operations, and the value of certain financial instruments originated or held by us that use LIBOR as a reference rate. LIBOR is used as a reference rate for many of our transactions, including derivatives and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings. For additional information, see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management - LIBOR Transition” in Part II, Item 7. in this Form 10-K.

There are ongoing efforts to establish an alternative reference rate. The Secured Overnight Financing Rate (or SOFR) published by the Federal Reserve Bank of New York is considered a likely alternative reference rate suitable for replacing LIBOR and similar benchmarks. SOFR is a broad measure of the cost of overnight borrowings collateralized by U.S. Treasury securities. As a result, the scope of its ultimate acceptance and the impact on rates, pricing and the ability to manage risk, including through derivatives, remain uncertain.

Even if SOFR or another reference rate ultimately replaces LIBOR, risks and challenges will remain for us with respect to outstanding loans, derivatives or other instruments using LIBOR, which will need to be transitioned to a new reference rate that is unlikely to exactly track, or produce the economic equivalent of, LIBOR. Risks related to transitioning instruments to a new reference rate or to how LIBOR is calculated and its availability are likely to vary by asset class and contract and will require considerable effort and expense to renegotiate contracts for outstanding financial assets and liabilities and include impacts on the yield on loans or securities held by us, amounts paid on securities we have issued, or amounts received and paid on derivative instruments we have entered into. While some of our existing products or contracts include fallback provisions to alternative reference rates, other products or contracts may not include adequate fallback provisions and may require consent of all parties to any modification. The market transition from LIBOR and similar benchmarks could adversely affect the return on and pricing, liquidity and value of our outstanding products and contracts, cause market dislocations, increase the cost of and access to capital and increase the risk of disputes and litigation, including in connection with the interpretation and enforceability of our outstanding products and contracts.

Difficult market conditions adversely affect the U.S. banking industry

Economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations and could do so again. Turbulent political and economic conditions in foreign countries and trade policy differences with major U.S. trading partners may negatively impact the U.S. financial markets and economy in general. Additionally, global markets may be adversely affected by natural disasters, widespread health emergencies or pandemics, cyber attacks, military conflict, terrorism or other geopolitical events. In particular, we may face the following risks in connection with these events:

•Our ability to assess the creditworthiness of our customers and counterparties may be impaired if the methods and approaches we use to select, manage, and underwrite our customers and counterparties become less predictive of future behaviors.
•We may not be able to accurately estimate credit exposure losses because the process we use to estimate these losses requires difficult, subjective, and complex judgments which may not be amenable to precise estimates.
•Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.
•Downgrades in the credit ratings of major U.S. or foreign banks or other financial difficulties affecting such major banks could have adverse consequences for the financial markets generally, including possible negative effects on the available sources of market liquidity and increased pricing pressures in such markets which, in turn, could make it more difficult or expensive for banks generally and for us to access such markets.
•Significant fluctuations in the prices of equity and fixed income securities could adversely impact our asset management and trust businesses. MUSA is exposed to the price risk of such securities where it holds inventory to meet expected customer demand. MUSA's debt capital markets fee income would also be detrimentally impacted from sustained periods of fixed income price volatility. MUB's fee income may also decline since its asset management and trust business fees are primarily based on the values of assets it manages, and declines in those asset values reduces the amount of fees charged.
•We may incur goodwill impairment losses in future periods. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Goodwill Impairment Analysis” in Part II, Item 7. and Note 5 to our consolidated financial statements included in this Form 10-K.
•Given the inter-connectivity of the global economy, pandemic disease and health events, such as the COVID-19 pandemic, have the potential to negatively impact economic activities in many countries, including the U.S., with consequent adverse effects on our customers and business.

•Acts or threats of terrorism and actions taken by the U.S. or other governments as a result of such acts or threats and other international hostilities have the potential to disrupt global and U.S. economic activity with consequent adverse effects on our business.
The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult

We are subject to extensive federal and state regulation, supervision and legislation that governs almost all aspects of our operations. These laws and regulations are intended primarily for the benefit and protection of our depositors and other customers, and the FDIC and the banking system as a whole, and less so for the benefit or protection of investors in our securities. In the past, our business has been materially affected by these regulations. We expect this will continue in the future. Laws or regulations, including accounting standards and interpretations, currently affecting us and our subsidiaries may change over time. Regulatory authorities may change their interpretation of, and intensify their examination of compliance with, these regulations. Therefore, our business may be adversely affected by changes in laws, regulations, or interpretations or regulatory approaches to compliance and enforcement. Changes in laws and regulations may also increase our expenses by imposing additional supervision, fees, taxes or restrictions on our operations. Compliance with laws and regulations, especially new laws and regulations, increases our operating expenses and may require additional management time and attention. To the extent state and local laws and regulations are not preempted by federal laws or regulations, our regulatory compliance could become more challenging.

We maintain systems and procedures designed to comply with applicable laws and regulations. Some legal and regulatory frameworks provide for the imposition of criminal or civil penalties (which can be substantial) for noncompliance. In some cases, liability may attach even if the noncompliance was inadvertent or unintentional and even if reasonably designed compliance systems and procedures were in place. There may be other negative consequences from a finding of noncompliance, including restrictions on certain activities and damage to our reputation. Legal or regulatory compliance failure may also adversely affect our ability to obtain regulatory approvals for future strategic initiatives. Furthermore, failure to take necessary corrective action or the discovery of other violations of laws in the process of implementing any corrective measures could result in further regulatory sanctions.

Reform of the financial services industry resulting from the Dodd-Frank Act enacted in 2010 and EGRRCPA, signed into law in May 2018 which amended various provisions of the Dodd-Frank Act, have affected U.S. financial institutions, including us, in many ways, some of which have increased, or may increase in the future, the cost of doing business and present other challenges. For additional information, see "Supervision and Regulation – Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in this Form 10-K.

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

Our business is affected significantly by the fiscal and monetary policies of the U.S. federal government and its agencies. We are particularly affected by the policies of the Federal Reserve, which regulates the supply of money and credit in the U.S. Under federal law, a BHC is expected to act as a source of financial and managerial strength for its subsidiary banks. As a result, we may be required to commit financial and other resources to our subsidiary bank in circumstances where we might not otherwise do so. The monetary policies of the Federal Reserve can be expected to have a material effect on our business, prospects, results of operations and financial condition. For additional information regarding the impact of the Federal Reserve’s monetary policies on interest rates and our net interest margin, see “Fluctuations in interest rates on loans and deposits could adversely affect our business” below in this “Risk Factors” section. Refer to

"Supervision and Regulation" in Part I, Item 1. "Business" in this Form 10-K for discussion of certain additional existing and proposed laws and regulations that may affect our business.

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

Higher credit losses could require us to increase our allowance for credit losses resulting in a charge to earnings

When we loan money or commit to loan money, we incur credit risk or the risk of losses if our borrowers do not repay their loans. We reserve for credit losses by establishing an allowance for credit losses through a charge to earnings. The allowance amount is based on an estimate of the credit losses that are expected over the life of the loan or unfunded credit commitment. The process for determining the allowance amount is critical to our financial results and condition. It requires difficult, subjective and complex judgments about the future impact of current economic conditions that might impair the ability of our borrowers to repay their loans.

The need to account for assets at market prices may adversely affect our results of operations

We report certain assets, including securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs and assumptions to estimate that value. Because generally accepted accounting principles in the U.S. require fair value measurements to reflect appropriate adjustments for risks related to liquidity and the use of unobservable assumptions, we may recognize unrealized losses even if we believe that the asset in question presents minimal credit risk. During periods of adverse conditions in the capital markets, we may be required to recognize impairments with respect to securities in our investment portfolio and such conditions could also result in mark-to-market losses in our trading portfolios at MUSA.

Fluctuations in interest rates on loans and deposits could adversely affect our business

Significant increases in market interest rates on loans or other fixed income investments, or the perception that an increase may occur, could adversely affect our loan and investment portfolios, our ability to originate new loans and our ability to grow. An increase in market interest rates could adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations and could result in an increase in nonperforming assets and charge-offs. Conversely, decreases in interest rates could result in an acceleration of loan prepayments that could negatively affect our profitability. Increases in interest rates could also diminish the flow of corporate debt offerings in the securities markets generally and adversely impact the investment banking business of MUSA which is dependent on the sales of debt securities issued by its customers.

Changes in market interest rates on deposits or other funding sources, including changes in the relationship between short-term and long-term market interest rates or between different interest rate indices, can impact, and has in past years impacted, our net interest margin (that is, the difference between the interest rates we charge on interest earning assets, such as loans, and the interest rates we pay on interest-bearing liabilities, such as deposits or other borrowings). This impact could result in a decrease in our interest income relative to interest expense. In 2020, as a result of the impact of the COVID-19 pandemic, the Federal Reserve reduced the federal funds rate dramatically (to .00 to .25 percent) and has indicated that such low rates can be expected to continue for the next several years. The long-term impact of these measures on the U.S. economy and financial markets cannot be predicted with certainty at this time. For additional information, see "Supervision and Regulation" in Part I, Item 1. "Business" in this Form 10-K.

Our deposit customers may pursue alternatives to bank deposits or seek higher yielding deposits, which may increase our funding costs and adversely affect our liquidity position

Checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market, other non-depository investments or higher yielding deposits, as providing superior expected returns or as being more secure. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts, including products offered by other financial institutions or non-bank service providers. Future increases in short-term interest rates could increase such transfers of deposits to higher-yielding deposits or other investments either with us or with other providers. These consumer preferences may force us to pay higher interest rates or reduce fees to retain certain deposits and may constrain liquidity as we seek to meet funding needs caused by reduced deposit levels.

If interest rates rise from the historically low levels of recent years, our deposits may not be as stable or as interest rate insensitive as similar deposits may have been in the past and, if the expansion of the U.S. economy resumes after the pandemic subsides, some existing or prospective deposit customers of banks generally, including MUB, may be inclined to pursue other investment alternatives.

Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of deposits in favor of alternative investments or into higher-yielding deposits, we can lose a relatively inexpensive source of funds, increasing our funding cost. As our assets grow, we may face increasing pressure to seek new deposits through expanded channels from new customers at unfavorable pricing, further increasing our costs.

Substantial competition could adversely affect us; and there are an increasing number of non-bank competitors providing financial services

Banking is a highly competitive business. We compete actively for loan, deposit, and other financial services business in the West Coast states as well as nationally and internationally. Our competitors include financial and non-financial services firms, such as traditional banks, online banks, financial technology companies and others. Competition in our industry may further intensify as a result of the recent and increasing level of consolidation of financial services companies. Larger financial institutions may have greater access to capital at a lower cost than ours, which may adversely affect our ability to compete effectively. In addition, some of our current commercial banking customers may seek alternative banking sources if they develop credit needs larger than we may be able to accommodate. Many of our non-bank competitors have lower overhead costs and are not subject to the same extensive regulations that govern our activities and may have greater flexibility in competing for business. Additionally, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and payment systems. If consumers and small businesses do not use banks for their financial transactions, we could potentially lose interest and fee income, deposits and income generated from those deposits and other financial transactions. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly.

Company Factors

Adverse economic factors affecting certain industries we serve could adversely affect our business

We provide financing to businesses in a number of industries that may be particularly vulnerable to industry-specific economic factors that can adversely impact the performance of our commercial real estate and commercial and industrial credit portfolios. The commercial real estate industry in the U.S., and in California in particular, has been impacted in the past by adverse economic markets and could be adversely impacted by the current pandemic. The home building and mortgage industries in California also were especially adversely impacted by the deterioration in residential real estate markets. Our commercial and industrial credit portfolio, and the communications and media, retail, and energy industries in particular, were also adversely impacted by recessionary market conditions and other emerging developments that are disruptive to their customary business models. Poor economic conditions and financial access for commercial real estate developers and homebuilders could adversely affect property values, resulting in higher nonperforming assets and charge-offs in this sector.

A significant portion of our loan portfolio is related to residential real estate, especially in California. Increases in residential mortgage loan interest rates could have an adverse effect on our operations by depressing new mortgage loan originations, and could negatively impact our title and escrow deposit levels. California markets have experienced a strong recovery in home prices since the post-2008 housing market crisis. A renewed downturn could have an adverse effect on our operations and the quality of our real estate loan portfolio. These factors could adversely impact the quality of our residential construction and residential mortgage portfolios in various ways, including by decreasing the value of the collateral for our mortgage loans. These factors could also negatively affect the economy in general and thereby our overall loan portfolio.

MUSA provides financing through repurchase transactions to mortgage real estate investment trusts (REITs) collateralized by U.S. agency-backed mortgages held by such trusts. MUSA also has established a trading business in U.S. agency mortgage-backed securities. A down-turn in the real estate sector in the U.S. could adversely impact the creditworthiness of these mortgage REITs and could adversely impact MUSA’s business and results of operations.

Industry-specific risks are beyond our control and could adversely affect our loan portfolio, potentially resulting in an increase in nonperforming loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

California economic conditions, have been, and can reasonably be expected to continue to be, adversely affected by the COVID-19 pandemic, which could adversely affect our business

A substantial majority of our assets, deposits and revenue is generated in California. As a result, poor economic conditions in California may cause us to incur losses associated with higher loan default rates and decreased collateral values in our loan portfolio. In response to the COVID-19 pandemic, the California state government has taken a number of actions and instituted restrictions on economic and social activities, which continue to be updated with the changing conditions. The COVID-19 pandemic has significantly increased economic uncertainty, reduced economic activity and increased unemployment levels, especially in California. The various economic and health measures introduced by the State of California in response to the COVID-19 pandemic have increased state spending at a time when the current economic slowdown can be expected to result in reduced state tax revenues, perhaps for a prolonged period.

In recent years, municipalities and other governmental units in California have experienced budgetary difficulties and several California municipalities filed for protection under the Bankruptcy Code. As a result, concerns have arisen regarding the outlook for the governmental obligations of California municipalities and other governmental units. If the budgetary and fiscal difficulties of the California state government and California municipalities and other governmental units recur or economic conditions in California significantly decline, we expect that our problem assets could increase and our prospects for growth could be impaired.

For a number of years in the past decade, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by MUB, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect MUB’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.

Our credit ratings are important in order to maintain liquidity; our credit ratings could be adversely affected by negative changes in the credit ratings of our parent companies

Credit rating agencies regularly evaluate and provide credit ratings of the securities of MUAH and the securities and deposits of MUB and also provide entity ratings for MUAH, MUB and MUSA. These ratings are based on a number of factors including our financial strength, ability to generate earnings, and other factors, some of which are not entirely within our control, such as conditions affecting the financial services industry and the economy. Additionally, changes in the credit ratings, operations, financial condition or prospects of our parent companies, MUFG Bank, Ltd. and MUFG, could also adversely impact our credit ratings. No assurance can be given that we will maintain our current ratings. Further, as a result of the COVID-19 pandemic and concerns over its financial impacts on the U.S. and global economies and the credit effects on companies, credit rating agencies continue to reevaluate and revise the outlook or credit ratings for many companies, including MUAH, which could result in a negative ratings action or downgrade.

If our long-term or short-term credit ratings suffer substantial downgrades, particularly if lowered below investment grade, such downgrades could adversely affect access to liquidity and could significantly increase our cost of funds (especially our wholesale funding), trigger additional collateral or funding requirements and decrease the number of commercial depositors, investors and counterparties willing or permitted to lend to us or enter into derivative transactions with us, thereby curtailing our business operations and reducing our ability to generate income. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Management - Liquidity Risk Management" in Part II, Item 7. of this Form 10-K.

Our stockholder votes are controlled by MUFG Bank, Ltd. and Mitsubishi UFJ Financial Group, Inc.

MUFG Bank, Ltd., and MUFG own all of the outstanding shares of our common stock. As a result, MUFG Bank, Ltd. and MUFG can elect all of our directors and can control the vote on all matters, including: approval of business combinations; a sale of all or substantially all of our assets; issuance of any additional common stock or other equity or debt securities; incurring debt other than in the ordinary course of business; the selection and tenure of our Chief Executive Officer; payment of dividends with respect to our common stock or other equity securities; and other matters that might be favorable to MUFG Bank, Ltd. or MUFG.

A majority of our directors are independent of MUFG and MUFG Bank, Ltd. and are not officers or employees of MUAH or any of our affiliates, including MUFG or MUFG Bank, Ltd. However, because of our parents' control over the election of our directors, they could at any time change the composition of our Board of Directors so that it would not have a majority of independent directors.

We could be adversely affected by the regulatory condition of MUFG Bank, Ltd. or MUFG, litigation affecting them or conflicts of interest with our parents

Adverse changes in the regulatory condition or litigation affecting our parents could adversely affect us, due to the reputational impact of such matters or in other ways. MUFG Bank, Ltd. and MUFG are subject to regulatory oversight, review and supervisory action (which can include fines or penalties) by Japanese, U.S. and other regulatory authorities. Our business operations and expansion plans could be negatively affected by regulatory concerns or supervisory action any such authority might take against MUFG Bank, Ltd. or MUFG.

The views of MUFG Bank, Ltd. and MUFG regarding customers, new businesses, strategies, acquisitions, divestitures or other initiatives, including compliance and risk management, may differ from ours. This may prevent or hinder us from pursuing individual initiatives or cause us to incur additional costs and subject us to additional oversight. MUSA receives a significant portion of its business from referrals from our parents and their affiliated entities. If such referrals diminish, this could materially adversely impact MUSA’s business.

MUFG Bank, Ltd.’s risk management processes manage global credit and other types of exposures and concentrations on an aggregate basis, including exposures and concentrations at MUAH or its subsidiaries. Therefore, at certain levels or in certain circumstances, our ability to approve certain credits, other banking transactions, or certain customers is subject to the concurrence of MUFG Bank, Ltd. We may wish to extend credit or furnish other banking services to the same customers as MUFG Bank, Ltd. Our ability to do so may be limited for various reasons, including MUFG Bank, Ltd.’s aggregate exposure and marketing policies.

Since MUB, MUSA, MUAH and MUFG Bank, Ltd. all compete in U.S. banking or investment banking markets, ownership interests in MUFG’s common stock held by certain of our directors or officers, or services provided by those individuals to MUFG Bank, Ltd. or MUFG, could create or appear to create potential conflicts of interest. A number of the executive officers of MUAH and MUB also serve as executive officers of MUFG Bank, Ltd.’s U.S. branch operations, which could increase or appear to increase potential conflicts of interests with our parents. While the corporate governance policies adopted by MUAH, MUB, MUSA, MUFG and MUFG Bank, Ltd. address potential conflicts of interest, there can be no assurance that these policies will prevent conflicts of interest which may have an adverse impact on our business.

We rely on third parties for important products and services

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and mutual fund distribution and, although we monitor their performance, we do not control their actions. Third-party vendors have played and will continue to play a key role in the implementation of our technology enhancement and replacement projects, including our Transformation and Rewiring Programs. Any problems caused by these third parties, including those as a result of their not providing us their services for any reason or their performing their services poorly or failing to meet legal and regulatory requirements, could adversely affect our ability to deliver products and services to our customers, implement our technology enhancement and replacement projects or otherwise conduct our business, and also could result in disputes with such vendors over the performance of their services to us, as well as adverse regulatory consequences for us. Replacing these third-party vendors on economically feasible terms may not always be possible or within our control and could also entail significant delay and expense. In recent years, there has been consolidation in the number of major vendors supporting financial institutions such as MUB, resulting in increased concentration risk for such institutions. This risk could be increased if the COVID-19 pandemic results in failures or additional combinations of such vendors.

Restrictions on dividends and other distributions could limit amounts payable to us

As a holding company, a portion of our cash flow comes from dividends our bank and non-bank subsidiaries pay to us. Various regulations restrict the amount of dividends MUB can pay to us without prior regulatory approval. MUSA is also subject to regulatory net capital rules which limit its ability to pay dividends. In addition, if any of our subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before we, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

Risks from potential acquisitions, divestitures, integrations or restructurings may adversely affect us

We have in the past sought, and may in the future seek, to expand our business by acquiring other businesses. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to: the total cost of integration; the retention of key personnel; the time required to complete the integration; the amount of longer-term cost savings; or the overall performance of the acquired company or combined entity. We also may encounter difficulties in obtaining required regulatory approvals due to operational limitations, regulatory restrictions on our own activities, or other reasons. Unexpected contingent liabilities can arise from the businesses we acquire. Acquisitions may also lead us to enter geographic and product markets in which we have limited or no direct experience. Further, the asset quality or other financial characteristics of a business or assets we may acquire may deteriorate after an acquisition closes, which could result in impairment or other expenses and charges which would reduce our operating results.

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

On January 1, 2020, the California Consumer Privacy Act of 2018 (the “CCPA”) became effective. This law provides consumers with expansive rights and control over their personal information which is obtained by or shared with “covered businesses” (which includes MUB and most other banking institutions subject to California law). The CCPA gives consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against because of choices regarding the consumer’s personal information.

In November 2020, California voters approved state-wide Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020 (the “CPREA”) which expanded and amended certain provisions of the CCPA and created the California Privacy Protection Agency to enforce privacy rights for Californians and impose fines for violations of such rights. The CPREA requires businesses to not share a consumer’s personal information upon the consumer’s request, provides consumers with an opt-out option for having their sensitive personal information used or disclosed for advertising or marketing, to obtain permission for collecting data on certain minors, and to correct a consumer’s inaccurate information upon the consumer’s request. It also removed the ability of businesses to remedy violations before being penalized for violations and increased the penalties for such violations. Most of the provisions of the CPREA will take effect in 2023 but some portions, such as the creation of the new state agency, will go into effect immediately. The impact of these laws on the business of MUB is yet to be determined, but they could result in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers. It is possible that other states where we have customers could enact similar laws. For additional information, see “Supervision and Regulation – Other Federal Laws and Regulations Affecting Banks – Privacy” in Part I, Item 1. "Business" in this Form 10-K.

Our business could suffer if we fail to attract, develop, retain and successfully integrate skilled personnel

Our success depends, in large part, on our ability to attract, develop and retain key personnel. Any of our current employees, including our senior management, may terminate their employment with us at any time. Competition for qualified personnel in our industry can be intense. We may not be successful in attracting, developing and retaining sufficient qualified personnel. We may also incur increased expenses and be required to divert the attention of other senior executives to recruit replacements for the loss of any key or other personnel. We may experience turnover among members of management and must successfully integrate any new management personnel into the organization to achieve our operating objectives as new management becomes familiar with our business.

We need to effectively integrate technological change to maintain and enhance our competitive position; our current technological and other operational initiatives may strain our available resources

The financial services industry is undergoing rapid technological change which includes the introduction of new products and services based on new or enhanced technologies. Examples include cloud computing, artificial intelligence and machine learning, biometric authentication and data protection enhancements, as well as increased online and mobile device interaction with customers. We have been investing in technology to facilitate the ability of our customers to engage in financial transactions and for many other purposes, including our Transformation Program (see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” in Part II, Item 7. in this Form 10-K). The maintenance of our competitive position depends, in part, upon our ability to meet the needs of our customers through the application of new technologies. If we fail to maintain or enhance our competitive position with regard to technology, whether because we fail to anticipate customer needs and expectations or because our technological initiatives fail to perform as desired or are not timely implemented, we may lose market share or incur additional expense.

In addition to our technology programs and initiatives, there are a number of other operational and other initiatives which require our attention and resources. These include implementation of our Rewiring Program (see “Management's Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” in Part II, Item 7. in this Form 10-K), various other regulatory or strategic initiatives, and integration of new employees and key management personnel. Our ability to execute our core operations and to implement technology and other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.

Significant legal or regulatory proceedings could subject us to adverse financial and reputational risks

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

We are subject to a wide array of operational risks

We are subject to many types of operational risks throughout our organization. Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events, that do not fall into the market risk or credit risk categories described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Management” in Part II, Item 7. of this Form 10-K. Operational risk includes execution risk related to operational initiatives, such as implementation of our technology enhancement and replacement projects, including our Transformation and Rewiring Programs, increased reliance on internally developed models for risk and finance management and compliance, including models associated with regulatory capital requirements, the pricing of various products, grading loans, measuring interest rate and other market risks, predicting losses, and other activities and risks; the risk of fraud or theft by employees, customers or outsiders; unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems; and operational risks related to use of third party service providers. To the extent that any such models which we use are not correctly designed or are poorly implemented, our business could be at risk and information we furnish to the public or regulators could be rendered inaccurate or misleading, which, in turn, could have adverse consequences for our regulatory relations and public perceptions of our Company. A discussion of risks associated with regulatory compliance appears above in these “Risk Factors” under the caption “The effects of changes or increases in, or supervisory enforcement of, banking, securities, competition or other laws and regulations or governmental fiscal, monetary, or tax policies could adversely affect us or make strategic planning more difficult”.

We depend on the continued efficacy of our data management and governance policies, technical systems, operational infrastructure, relationships with third parties and our employees in our day-to-day and ongoing operations. Our increasing dependence upon automated systems to record and process transactions may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect or data which are not reliable. We are also exposed to the risk that, notwithstanding our data management and governance policies, data in our system may become corrupted, inaccurate or out-of-date, any of which can impair the integrity of our decision-making processes. With regard to the physical infrastructure that supports our operations, we have taken measures to implement backup systems and other safeguards, but our ability to conduct business may be adversely affected by any disruption to that infrastructure. Failures in our internal control or operational systems, security breaches or service interruptions, or those of our third-party service providers could impair our ability to operate our business and result in potential liability to customers, reputational damage and regulatory intervention, any of which could harm our operating results and financial condition. Although we carefully review the risk management standards and processes of our third-party service providers, there can be no assurance that the risk management efforts of our providers will be successful in preventing all cybersecurity incidents.

Our operations rely on the secure processing, storage, transmission and reporting of personal, confidential and other sensitive information or data in our computer systems, networks and business applications. Our systems as well as our third-party service providers may be vulnerable to cyber attacks, breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have significant negative consequences to us. The various forms of cyber attacks or other information security breaches are referred to herein as “cybersecurity incidents”. Such cybersecurity incidents could result in interruptions or malfunctions in our operations or our customers’ operations; interception, misuse or mishandling of personal, confidential or proprietary information and data; or processing of unauthorized transactions or loss of funds. These events could result in litigation, government investigation activity, regulatory enforcement actions, and /or financial losses that are either not insured against or not fully covered by our insurance or result in regulatory consequences or reputational harm, any of which could harm our competitive position, operating results and financial condition. We maintain cyber insurance, but this insurance may not cover all costs associated with cybersecurity incidents or the consequences of personal or confidential information being compromised. These types of incidents can remain undetected for extended periods of time, thereby increasing the associated risks. We may also be required to expend significant resources to modify our protective measures or to investigate and remediate vulnerabilities or exposures arising from cybersecurity risks.

We may also be subject to disruptions of our business from external events such as power, internet and communications outages, natural disasters (such as earthquakes or wildfires) and terrorist attacks. While we maintain business recovery plans, they may not work as intended.

Our business and operations are subject to a wide array of cybersecurity risks

Like other financial institutions, we have been the target of various denial-of-service or other cybersecurity incidents (including attempts to inject malicious code and viruses into computer systems) as part of what appears to be a coordinated effort to disrupt the operations of financial institutions and potentially test their cybersecurity in advance of future and more advanced cybersecurity incidents. These cybersecurity incidents originate from a variety of sophisticated sources who may be involved with organized crime, linked to terrorist organizations or hostile countries and have extensive resources to disrupt our operations or the financial system more generally. The potential for denial-of-service and other cybersecurity incidents requires substantial resources to defend and may affect customer satisfaction and behavior. To date, we have not experienced any material losses relating to cybersecurity incidents, but there can be no assurance that we will not suffer such losses or information security breaches in the future. A successful cybersecurity incident could result in a material disruption of our operations, exposure of confidential information and financial loss to us, our clients, customers and counterparties and could lead to significant exposure to litigation, government investigations, and/or regulatory fines, penalties and other sanctions as well as reputational damage. While we have a variety of cybersecurity measures in place, the consequences to our business of such cybersecurity incidents cannot be predicted with any certainty.

In addition, there have been increasing efforts on the part of cyber criminals to breach data security at financial institutions and other companies, such as large retailers, including through the use of social engineering schemes such as “phishing.” The ability of our customers to bank remotely, including online and through mobile devices, requires secure transmissions of confidential information and increases the risk of data security breaches which would expose us to claims by customers or others and could adversely affect our reputation and could lead to a material loss. A breach or failure of our information systems or controls could lead to the unauthorized release or loss or destruction of personal or confidential information about our customers, employees or other third parties in our possession. There has also been a significant increase in consumer information available on the internet arising from breaches of third-party entities. This can create a vulnerability for our customers if their log-in credentials at the Bank are the same or similar to those that have been compromised on other sites, including the risk of illicit account access, data loss and fraud. Even if cybersecurity incidents are not directed specifically at MUB or our third-party service providers, such attacks on other large financial institutions could disrupt the overall functioning of the financial system and undermine consumer confidence in banks generally, to the detriment of other financial institutions, including MUB. For additional information regarding our obligations to provide for the security of our customers' data, see "Supervision and Regulation - Other Federal and State Laws and Regulations Affecting Banks - Customer Information Security" and "Privacy" in Part I, Item 1. "Business" in this Form 10-K.

We, and other banking institutions, are also at risk of increased losses from fraudulent conduct of criminals or criminal organizations using increasingly sophisticated techniques. This criminal activity is taking many forms, including debit/credit card fraud, check fraud, mechanical devices affixed to ATM’s, phishing attacks to obtain personal information, or impersonation of customers through falsified or stolen credentials, or business email compromise. We, and other banking institutions, are also at risk of fraudulent or criminal activities by employees, contractors, vendors and others with whom we do business. There is also the risk of errors by our employees and others responsible for the systems and controls on which we depend and any resulting failures of these systems and controls could significantly harm our Company.

Under the applicable Federal regulatory guidance, financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate the identity of customers accessing internet-based services of the financial institution. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to a cybersecurity incident. Failure to observe this regulatory guidance could subject us to various regulatory sanctions, including financial penalties. Additionally, our business recovery plan may not work as intended or may not prevent significant interruptions of our operations. Any such event could adversely impact our results of operations, liquidity or financial condition. Further, as cyber threats continue to evolve, we may be required to apply substantial additional resources to modify or enhance our systems, investigate and remediate any cyber vulnerabilities or incidents and develop our ability to respond and recover.

The risks associated with cybersecurity are also increasing due to the proliferation of new technologies and the use of the internet and telecommunications technologies to conduct financial transactions.

Negative public opinion could damage our reputation and adversely impact our business and revenues

As a financial institution, our business and revenues are subject to risks associated with negative public opinion. Negative public opinion about us could result from our actual or alleged conduct in any number of activities, including our lending practices, the failure of any product or service we provide to meet our customers’ expectations or applicable regulatory requirements, governmental enforcement actions, corporate governance deficiencies, business acquisitions, use of social media, cybersecurity breaches or from actions taken by regulators and community organizations in response to those activities. Negative public opinion can adversely affect our ability to keep, attract and retain lending, deposit and other customers and employees and can expose us to claims, litigation, government investigations and/or regulatory actions, as well as increased liquidity risk. Actual or alleged misconduct by one of our businesses can result in negative public opinion about our other businesses.

Our framework for managing risks may not be effective in mitigating risk and loss to the Company

Our risk management framework is made up of various processes and strategies to manage and mitigate our risk exposure. Types of risk to which we are subject include liquidity risk, credit risk, market and investment risk, interest rate risk, operational risk (including, but not limited to, information and model risk), legal risk, compliance risk, reputation risk, fiduciary risk, counterparty risk and strategic risk (including risks to our financial position and resilience arising from adverse business decisions or poorly implemented decisions or lack of responsiveness to industry changes and the operating environment), among others. Our framework to manage risk, including its underlying assumptions, such as our modeling methodologies, may not be effective under all conditions and circumstances. In our industry’s complex and rapidly evolving operating environment, certain risks, especially operational risk and strategic risk, can present significant challenges to our risk management framework. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition, results of operations or prospects could be materially adversely affected and there also could be consequent adverse regulatory implications in any such event.

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

Our financial results depend on management’s selection of accounting methods and certain assumptions and estimates

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include allowance for credit losses, transfer pricing, goodwill impairment analysis and income taxes. Because of the uncertainty of estimates involved in deciding these matters, we may be required to significantly increase or decrease the allowance for credit losses, sustain loan losses that are significantly different than the reserve provided, recognize significant impairment on goodwill, or significantly increase or decrease our accrued tax liability. Any one or more of these actions could adversely affect our business, results of operations and financial condition.

ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 2.   PROPERTIES
MUAH's headquarters is located at 1251 Avenue of the Americas, in New York, New York. The Company leases approximately 319,000 square feet of building space at this location. The Company also owns or leases significant administrative or operational facilities in the San Francisco, Los Angeles, New York and Phoenix areas and owns or leases 348 branches, primarily located in California.
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
Item 7. to this Form 10-K begins on page 39 of this report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 7A. to this Form 10-K begins on page 63 of this report.
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 8. to this Form 10-K begins on page 73 of this report.
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
Internal Control Over Financial Reporting.    Management's Report on Internal Control Over Financial Reporting is presented on page 145. The Report of Independent Registered Public Accounting Firm is presented on page 149. During the quarter ended December 31, 2020, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The following is a description of the fees billed to MUAH by Deloitte & Touche LLP for 2020 and 2019. All fees were pre-approved by our Audit & Finance Committee.

(Dollars in thousands)	2020	2019
Audit Fees(1)	$9,089	$7,271
Audit-Related Fees(2)	2,726	2,704
Tax Fees(3)	261	410
Total	$12,076	$10,385

(1)Audit fees relate to services rendered in connection with the annual audit of MUAH's consolidated financial statements, quarterly reviews of financial statements included in MUAH's quarterly reports on Form 10-Q, fees for consultation on new accounting and reporting requirements and SEC registration statement services, and the attestation assessment related to the effectiveness of MUAH's financial reporting controls, as required by Section 404 of the Sarbanes-Oxley Act. 2020 includes costs associated with the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments (CECL), and additional fees for scope changes and audit fees.
(2)Audit-related fees consist of assurance and other such services that are reasonably related to the performance of the audit or review of MUAH's financial statements and are not included in Audit Fees. Amounts include fees for services provided in connection with service auditors reports and audits of employee benefit plans and Statement on Standards for Attestation Engagements 18.
(3)Tax fees include fees for tax compliance, advice and planning services. Fees related to tax compliance and preparation for 2020 and 2019 were $23,000 and $24,000, respectively. For 2020 and 2019, fees related to tax advice and planning were $238,000 and $386,000, respectively.
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
•the pre-approval request must be detailed as to the particular services to be provided;
•the pre-approval may not result in a delegation of the Audit & Finance Committee's responsibilities to the management of MUAH; and
•the pre-approved services must be commenced within twelve months of the Audit & Finance Committee's pre-approval decision.
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
PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our consolidated financial statements, Management's Report on Internal Control Over Financial Reporting and Reports of Independent Registered Public Accounting Firm are set forth beginning on page 73 of this Form 10-K.
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
The following discussion and analysis of our consolidated financial position and results of our operations for the years ended December 31, 2020, 2019 and 2018 should be read together with our consolidated financial statements and the Notes to Consolidated Financial Statements included in this Form 10-K. Averages, as presented in the following tables, are substantially all based upon daily average balances.
As used in this Form 10-K, terms such as "the Company," "we," "us" and "our" refer to MUFG Americas Holdings Corporation (MUAH), one or more of its consolidated subsidiaries, or to all of them together. As permitted by General Instruction I(2) of Form 10-K, we have abbreviated Management's Discussion and Analysis into a management's narrative analysis of the results of operations.
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Results of operations:
Net interest income	$3,077	$3,093	$3,307
Noninterest income	2,905	2,705	2,177
Total revenue	5,982	5,798	5,484
Noninterest expense	5,021	6,215	4,277
Pre-tax, pre-provision (loss) income(1)	961	(417)	1,207
(Reversal of) provision for credit losses	829	252	106
(Loss) income before income taxes and including noncontrolling interests	132	(669)	1,101
Income tax expense (benefit)	(18)	82	52
Net (loss) income including noncontrolling interests	150	(751)	1,049
Deduct: Net loss from noncontrolling interests	16	17	24
Net (loss) income attributable to MUAH	$166	$(734)	$1,073
Balance sheet (period average):
Total assets	$167,301	$170,324	$160,529
Total securities	24,341	26,695	27,395
Securities borrowed or purchased under resale agreements	17,698	22,721	20,486
Total loans held for investment	86,484	88,288	82,746
Earning assets	153,901	156,578	147,136
Total deposits	100,989	94,210	86,478
Securities loaned or sold under repurchase agreements	24,310	27,902	26,906
MUAH stockholders' equity	16,807	16,866	18,400
Performance ratios:
Return on average assets(2)	0.10%	(0.43)%	0.67%
Return on average MUAH stockholders' equity(2)	0.99	(4.35)	5.83
Return on average MUAH tangible common equity(2)(3)	3.53	6.29	7.35
Efficiency ratio(4)	83.93	107.18	77.98
Adjusted efficiency ratio(5)	73.12	74.69	72.47
Net interest margin(2)(6)	2.01	1.99	2.26
Net loans charged-off to average total loans held for investment (2)	0.39	0.25	0.10

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of December 31,
	2020	2019	2018
Balance sheet (end of period):
Total assets	$167,846	$170,810	$168,100
Total securities	25,570	27,210	27,215
Securities borrowed or purchased under resale agreements	17,608	23,943	22,368
Total loans held for investment	82,166	88,213	86,507
Nonperforming assets	711	329	422
Total deposits	102,426	95,861	90,979
Securities loaned or sold under repurchase agreements	27,161	28,866	27,285
Long-term debt	14,631	17,129	17,918
MUAH stockholders' equity	17,189	16,280	16,508
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	1.55%	0.61%	0.55%
Allowance for loan losses to nonaccrual loans(7)	179.01	164.19	112.50
Allowance for credit losses to total loans held for investment(8)	1.63	0.73	0.71
Allowance for credit losses to nonaccrual loans(8)	188.15	197.34	145.61
Nonperforming assets to total loans held for investment and OREO	0.87	0.37	0.49
Nonperforming assets to total assets	0.42	0.19	0.25
Nonaccrual loans to total loans held for investment	0.87	0.37	0.49
Capital ratios:
Regulatory (9):
Common Equity Tier 1 risk-based capital ratio	15.28%	14.10%	13.96%
Tier 1 risk-based capital ratio	15.28	14.10	13.96
Total risk-based capital ratio	16.29	14.73	14.60
Tier 1 leverage ratio	9.56	8.88	8.77
Other:
Tangible common equity ratio(10)	9.38%	8.45%	7.89%

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

(1)Pre-tax, pre-provision income (loss) is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.
(2)Annualized.
(3)Return on tangible common equity, a non-GAAP financial measure, is net income (loss) attributable to MUAH excluding intangible asset amortization and goodwill impairment divided by average tangible common equity. Management believes that this ratio provides useful supplemental information regarding the Company's business results. The methodology for determining tangible common equity may differ among companies. See "Non-GAAP Financial Measures" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for additional information.
(4)The efficiency ratio is total noninterest expense as a percentage of total revenue (net interest income and noninterest income).
(5)The adjusted efficiency ratio, a non-GAAP financial measure, is adjusted noninterest expense (noninterest expense excluding costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. and goodwill impairment) as a percentage of adjusted total revenue (net interest income and noninterest income excluding fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S and the impact of the TCJA). Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment and revenue for the impact of the TCJA enhances comparability between periods. See "Non-GAAP Financial Measures" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for additional information.
(6)Net interest margin is presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.
(7)The allowance for loan losses ratios are calculated using the allowance for loan losses as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.
(8)The allowance for credit losses ratios include the allowances for loan losses and for losses on unfunded credit commitments as a percentage of end of period total loans held for investment or total nonaccrual loans, as appropriate.
(9)These capital ratios are calculated in accordance with the guidelines set forth in the U.S. federal banking agencies' final U.S. Basel III regulatory capital rules and all applicable amendments.
(10)The tangible common equity ratio, a non-GAAP financial measure, is calculated as tangible common equity divided by tangible assets. The methodology for determining tangible common equity may differ among companies. The tangible common equity ratio facilitates the understanding of the Company's capital structure and is used to assess and compare the quality and composition of the Company's capital structure to other financial institutions. See "Capital Management" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K for additional information.

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
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our 2020 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-K. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-K for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively "total revenue"). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In 2020, revenue was comprised of 51% net interest income and 49% noninterest income. A summary of our financial results is discussed below.
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

Performance Highlights
Net income (loss) attributable to MUAH was $166 million in 2020 compared with $(734) million in 2019. The increase in net income was largely due to the $1.6 billion goodwill impairment charge recorded in the third quarter of 2019. The Company recorded an additional impairment charge of $357 million in the third quarter of 2020. For additional information regarding the goodwill impairment charge, see "Goodwill Impairment" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The global pandemic from the spread of COVID-19 and governmental responses thereto significantly impacted the U.S. and California economies in 2020 and continue to cause significant ongoing economic uncertainty. The provision for credit losses, which was substantially driven by the impact of COVID-19 and the corresponding deterioration in the economic environment, was $829 million in 2020, compared with $252 million in 2019. Although our economic forecast stabilized in the second half of 2020, elevated COVID-19-related uncertainty remains, particularly with respect to a potential resurgence in COVID-19 cases and additional fiscal stimulus, which affects our critical accounting estimates, including our assumptions used to estimate the allowance for credit losses and used in our goodwill impairment analysis, and may adversely affect our business and results of operations in many other ways, the ultimate impact of which cannot be predicted at this time. See "Critical Accounting Estimates” in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors" in Part I. Item 1A in this Form 10-K.

On January 1, 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provided new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance, commonly referred to as the CECL model, primarily impacts the Company's loans and certain off-balance sheet credit exposures and requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information, such as reasonable and supportable forecasts, in the entity's assessment of the collectability of financial assets. Incorporating forward-looking information into the estimate of credit losses may result in more volatility in the allowance for credit losses and related provision, particularly when the economic environment is more uncertain, such as during 2020. Upon adoption, the Company recorded an increase to the allowance for credit losses of $199 million, primarily due to an increase in the allowance for consumer loans. The Company elected to calculate its regulatory capital ratios using the CECL five-year transition option as prescribed by the U.S. bank regulatory agencies. See "Risk Management - Credit Risk Management" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 and Note 3 to our consolidated financial statements in this Form 10-K.

Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The Company's U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 15.28%, 15.28% and 16.29%, respectively, at December 31, 2020. The Company's Tier 1 leverage ratio was 9.56% at December 31, 2020.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Years Ended
	December 31, 2020			December 31, 2019			December 31, 2018
(Dollars in millions)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
Assets
Loans held for investment(3):
Commercial and industrial	$29,546	$903	3.06%	$25,721	$1,090	4.24%	$23,667	$989	4.18%
Commercial mortgage	16,734	537	3.21	15,805	640	4.05	14,704	614	4.18
Construction	1,626	55	3.38	1,587	83	5.22	1,656	80	4.86
Lease financing	990	44	4.45	1,241	63	5.05	1,437	62	4.31
Residential mortgage and home equity	33,730	1,094	3.25	40,077	1,427	3.56	39,585	1,421	3.59
Other consumer	3,858	352	9.11	3,857	336	8.74	1,697	148	8.73
Total loans held for investment	86,484	2,985	3.45	88,288	3,639	4.12	82,746	3,314	4.01
Securities	24,341	477	1.96	26,695	629	2.36	27,395	677	2.47
Securities borrowed or purchased under resale agreements	17,698	190	1.08	22,721	765	3.37	20,486	652	3.18
Interest bearing deposits in banks	13,283	39	0.29	7,477	162	2.17	4,009	80	1.99
Federal funds sold	—	—	—	2	—	6.87	5	—	2.79
Trading account assets	11,104	358	3.22	10,610	360	3.39	12,026	415	3.45
Other earning assets	991	20	1.99	785	18	2.29	469	10	2.13
Total earning assets	153,901	4,069	2.64	156,578	5,573	3.56	147,136	5,148	3.50
Allowance for loan losses	(1,176)			(519)			(467)
Cash and due from banks	2,072			1,989			1,811
Other assets(4)	12,504			12,276			12,049
Total assets	$167,301			$170,324			$160,529
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$42,962	$143	0.33%	$37,730	$370	0.98%	$36,883	$238	0.65%
Savings	9,372	37	0.39	9,326	84	0.90	9,120	65	0.71
Time	10,998	183	1.67	15,605	372	2.39	7,588	138	1.81
Total interest bearing deposits	63,332	363	0.57	62,661	826	1.32	53,591	441	0.82
Commercial paper and other short-term borrowings	2,990	44	1.48	8,642	202	2.33	8,700	168	1.93
Securities loaned or sold under repurchase agreements	24,310	155	0.64	27,902	830	2.97	26,906	734	2.73
Long-term debt	16,135	349	2.16	16,385	497	3.04	14,062	365	2.59
Total borrowed funds	43,435	548	1.26	52,929	1,529	2.89	49,668	1,267	2.55
Trading account liabilities	3,140	64	2.05	3,502	101	2.89	3,736	110	2.94
Total interest bearing liabilities	109,907	975	0.89	119,092	2,456	2.06	106,995	1,818	1.70
Noninterest bearing deposits	37,657			31,549			32,887
Other liabilities(5)	2,845			2,753			2,157
Total liabilities	150,409			153,394			142,039
Equity
MUAH stockholders' equity	16,807			16,866			18,400
Noncontrolling interests	85			64			90
Total equity	16,892			16,930			18,490
Total liabilities and equity	$167,301			$170,324			$160,529
Net interest income/spread (taxable-equivalent basis)		3,094	1.75%		3,117	1.50%		3,330	1.80%
Impact of noninterest bearing deposits			0.23			0.43			0.40
Impact of other noninterest bearing sources			0.03			0.06			0.06
Net interest margin			2.01			1.99			2.26
Less: taxable-equivalent adjustment		17			24			23
Net interest income		$3,077			$3,093			$3,307

(1)Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rates of 21% for 2020, 2019, and 2018.
(2)Annualized.
(3)Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)Other assets include noninterest bearing trading account assets.
(5)Other liabilities include noninterest bearing trading account liabilities.

Net interest income decreased during 2020 compared with 2019 due to a decrease in net interest income from MUB's lending activities largely offset by the positive contribution of MUSA's trading and securities borrowing and lending transactions. Rates on securities loaned or sold under repurchase agreements decreased more than yields on securities borrowed or purchased under resale agreements and trading account assets, resulting in an increase in the net interest income from these transactions despite a decrease in the related balances. The decrease in net interest income from MUB's lending activities was primarily due to yields on earning assets declining more than funding costs in a declining rate environment. Earning assets decreased largely due to decreases in residential mortgage and home equity loans, securities borrowed or purchased under resale agreements, and securities, partially offset by increases in interest bearing deposits in banks, and commercial and industrial and commercial mortgage loans.
Analysis of Changes in Net Interest Income
The following table shows the changes in the components of net interest income on a taxable-equivalent basis for 2020, 2019 and 2018. The changes in net interest income between periods have been reflected as attributable to either volume or rate changes. For purposes of this table, changes that are not solely due to volume or rate are allocated to these categories in proportion to the absolute dollar amounts of the changes in average volume and average rate. Net loan fees (costs) of $(55) million, $(45) million and $4 million for the years ended 2020, 2019 and 2018, respectively, are included in this table.

	For the Years Ended December 31,
	2020 versus 2019			2019 versus 2018
	Increase (Decrease) due to change in			Increase (Decrease) due to change in
(Dollars in millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Changes in Interest Income (1)
Loans held for investment:
Commercial and industrial	$146	$(333)	$(187)	$87	$14	$101
Commercial mortgage	36	(139)	(103)	45	(19)	26
Construction	2	(30)	(28)	(3)	6	3
Lease financing	(12)	(7)	(19)	(9)	10	1
Residential mortgage and home equity	(215)	(118)	(333)	18	(12)	6
Other consumer	—	16	16	188	—	188
Total loans held for investment			(654)			325
Securities	(52)	(100)	(152)	(17)	(31)	(48)
Securities borrowed or purchased under resale agreements	(141)	(434)	(575)	73	40	113
Interest bearing deposits in banks	75	(198)	(123)	74	8	82
Trading account assets	17	(19)	(2)	(48)	(7)	(55)
Other earning assets	4	(2)	2	7	1	8
Total earning assets			(1,504)			425
Changes in Interest Expense
Interest bearing deposits:
Transaction and money market accounts	45	(272)	(227)	6	126	132
Savings	—	(47)	(47)	1	18	19
Time	(94)	(95)	(189)	180	54	234
Total interest bearing deposits			(463)			385
Commercial paper and other short-term borrowings	(102)	(56)	(158)	(1)	35	34
Securities loaned or sold under repurchase agreements	(95)	(580)	(675)	28	68	96
Long-term debt	(8)	(140)	(148)	64	68	132
Total borrowed funds			(981)			262
Trading account liabilities	(9)	(28)	(37)	(7)	(2)	(9)
Total interest bearing liabilities			(1,481)			638
Changes in net interest income			$(23)			$(213)

(1)Interest income is presented on a taxable-equivalent basis using the federal statutory tax rates of 21% for 2020, 2019, and 2018.

Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the years ended December 31, 2020, 2019 and 2018.
Noninterest Income

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2020 versus 2019		2019 versus 2018
(Dollars in millions)	2020	2019	2018	Amount	Percent	Amount	Percent
Service charges on deposit accounts	$147	$166	$179	$(19)	(11)%	$(13)	(7)%
Trust and investment management fees	118	117	118	1	1	(1)	(1)
Trading account activities	38	70	(24)	(32)	(46)	94	392
Securities gains, net	144	39	8	105	269	31	388
Credit facility fees	107	98	90	9	9	8	9
Brokerage commissions and fees	69	74	73	(5)	(7)	1	1
Card processing fees, net	51	56	50	(5)	(9)	6	12
Investment banking and syndication fees	578	433	355	145	33	78	22
Fees from affiliates	1,489	1,439	1,213	50	3	226	19
Other, net	164	213	115	(49)	(23)	98	85
Total noninterest income	$2,905	$2,705	$2,177	$200	7%	$528	24%

Noninterest income increased during 2020 compared with 2019 largely due to increases in investment banking and syndication fees, gains on sale of securities, and fees from affiliates from services provided to MUFG Bank, Ltd. regarding its U.S. business under the master services agreement, partially offset by a decrease in trading account activities and a decline in the fair value of mortgage servicing rights (included in other, net). The Company uses derivatives to offset changes in the fair value of mortgage servicing rights. Changes in the fair value of these derivatives are included in trading account activities.

Noninterest Expense

				Increase (Decrease)
				Years Ended December 31,
	Years Ended December 31,			2020 versus 2019		2019 versus 2018
(Dollars in millions)	2020	2019	2018	Amount	Percent	Amount	Percent
Salaries and employee benefits	$2,751	$2,687	$2,616	$64	2%	$71	3%
Net occupancy and equipment	436	431	367	5	1	64	17
Professional and outside services	680	651	487	29	4	164	34
Software	343	313	287	30	10	26	9
Regulatory assessments	48	63	85	(15)	(24)	(22)	(26)
Intangible asset amortization	20	34	26	(14)	(41)	8	31
Goodwill impairment	357	1,614	—	(1,257)	(78)	1,614	100
Other	386	422	409	(36)	(9)	13	3
Total noninterest expense	$5,021	$6,215	$4,277	$(1,194)	(19)%	$1,938	45%

Excluding goodwill impairment, the increase in noninterest expense during 2020 compared with 2019 was primarily driven by costs associated with services provided to MUFG Bank, Ltd. regarding its U.S. business under the master services agreement which is mainly reflected in salaries and employee benefits, and impairment of a retail credit card intangible in 2020 included in other. For additional information regarding costs associated with services provided to MUFG Bank, Ltd. and related fee income earned, see the calculation of the adjusted efficiency ratio in "Non-GAAP Financial Measures" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."
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

During the third quarter of 2020, due to revisions to multiples used in the market approach component of its fair value estimation, the Company initiated an interim quantitative impairment test of goodwill allocated to two of its reporting units: Global Corporate & Investment Banking - U.S. and Commercial Banking and Real Estate Industries. Due largely to increases in observed market discount rates, the Company recorded an impairment charge of $357 million, which represented a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. and Commercial Banking and Real Estate Industries reporting units, which have $483 million and $640 million allocated goodwill remaining after the impairment, respectively. The impairment charge did not result in a cash outflow and did not significantly affect the regulatory capital ratios or the Company’s liquidity position as of December 31, 2020.

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

Income Tax Expense

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Income (loss) before income taxes and including noncontrolling interests	$132	$(669)	$1,101
Income tax expense (benefit)	(18)	82	52
Effective tax rate	(13)%	(12)%	5%
In 2020, income tax benefit was $18 million using actual amounts for these periods, and the effective tax rate was negative 13%. Excluding the goodwill impairment charge in the third quarter of 2020, the majority of which was not deductible for income tax purposes, the effective tax rate would have been negative 76% in 2020 primarily due to excess tax credits recognized during the year. In 2019, income tax expense was $82 million and the effective tax rate was negative 12%. Excluding the goodwill impairment charge in the third quarter of 2019, the majority of which was not deductible for income tax purposes, the effective tax rate would have been 14% in 2019.
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
The following tables show the remaining contractual maturities and expected yields of the securities based upon amortized cost at December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
Securities Available for Sale

	December 31, 2020
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale
U.S. Treasury and government agencies	$—	—%	$149	1.89%	$3,964	1.45%	$160	1.24%	$4,273	1.45%
Mortgage-backed:
U.S. agencies	—	—	63	2.12	898	2.22	4,882	1.74	5,843	1.82
Residential - non-agency	—	—	—	—	5	2.55	534	3.09	539	3.08
Commercial - non-agency	—	—	—	—	1,660	2.10	2,552	2.87	4,212	2.56
Collateralized loan obligations	—	—	2	1.96	947	1.56	421	1.55	1,370	1.56
Direct bank purchase bonds	93	2.25	392	2.82	333	2.73	73	2.90	891	2.73
Other	9	2.56	177	2.28	346	4.41	—	—	532	3.67
Total securities available for sale	$102	2.28%	$783	2.46%	$8,153	1.86%	$8,622	2.15%	$17,660	2.03%

Securities Held to Maturity

	December 31, 2020
	Maturities
	One Year or Less		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total Amortized Cost
(Dollars in millions)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and government agencies	$—	—%	$—	—%	$441	2.12%	$1,819	1.62%	$2,260	1.72%
Mortgage-backed:
U.S. agencies	—	—	627	2.19	660	2.29	3,829	2.60	5,116	2.51
Total securities held to maturity	$—	—%	$627	2.19%	$1,101	2.23%	$5,648	2.29%	$7,376	2.27%

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Loans held for investment:
Commercial and industrial	$31,212	$26,338	$24,919	$23,281	$25,379
Commercial mortgage	16,244	16,895	15,354	14,320	14,625
Construction	1,655	1,511	1,613	1,775	2,283
Lease financing	1,038	1,001	1,249	1,533	1,819
Total commercial portfolio	50,149	45,745	43,135	40,909	44,106
Residential mortgage and home equity (1)	29,034	38,018	40,677	38,014	32,392
Other consumer (2)	2,983	4,450	2,695	1,091	1,053
Total consumer portfolio	32,017	42,468	43,372	39,105	33,445
Total loans held for investment (3)	$82,166	$88,213	$86,507	$80,014	$77,551

(1)Includes home equity loans of $1,590 million and $2,049 million at December 31, 2020 and December 31, 2019, respectively.
(2)Other consumer loans substantially include unsecured consumer loans and consumer credit cards.
(3)Includes $127 million and $320 million at December 31, 2020 and December 31, 2019, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Loans held for investment decreased from December 31, 2019 to December 31, 2020, primarily due to a reduction in the residential mortgage and home equity and other consumer portfolios, partially offset by an increase in the commercial and industrial loan portfolio. The increase in commercial and industrial loans is primarily due to $2.0 billion of PPP loans outstanding at December 31, 2020.

Loan Maturities
The following table presents our commercial and industrial loans and construction loans held for investment by contractual maturity.

	December 31, 2020
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years	Total
Selected loan maturities:
Commercial and industrial	$7,348	$21,190	$2,674	$31,212
Construction	909	653	93	1,655
Total	$8,257	$21,843	$2,767	$32,867
Total fixed rate loans due after one year				$3,692
Total variable rate loans due after one year				20,918
Total due after one year				$24,610
Cross-Border Outstandings
Our cross-border outstandings reflect certain economic and political risks that differ from or are greater than those reflected in domestic outstandings. These risks include, but are not limited to, exchange rate fluctuations and restrictions on the transfer of funds. Our total cross-border outstandings for Japan exceeded one percent of total assets at December 31, 2020, December 31, 2019 and December 31, 2018 and were $4.5 billion, $3.2 billion and $3.0 billion, respectively. Our total cross-border outstandings for Cayman Islands exceeded one percent of total assets at December 31, 2020, December 31, 2019 and December 31, 2018 and were $2.9 billion, $2.3 billion and $2.4 billion, respectively. These cross-border outstandings are based on category and legal residence of ultimate risk and are largely comprised of securities financing arrangements and commercial loans.

Deposits
The table below presents our deposits as of December 31, 2020 and 2019.

	December 31, 2020	December 31, 2019	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Interest checking	$6,831	$4,725	$2,106	45%
Money market	38,336	35,002	3,334	10
Total interest bearing transaction and money market accounts	45,167	39,727	5,440	14
Savings	9,710	8,962	748	8
Time	7,419	15,651	(8,232)	(53)
Total interest bearing deposits	62,296	64,340	(2,044)	(3)
Noninterest bearing deposits	40,130	31,521	8,609	27
Total deposits	$102,426	$95,861	$6,565	7%

Total deposits increased $6.6 billion from December 31, 2019 to December 31, 2020 largely due to an increase in Regional Bank and Transaction Banking noninterest bearing deposits and interest bearing transaction and money market accounts. These increases were partially offset by a decrease in time deposits due to decreases in Regional Bank time deposits, including PurePoint Financial, the direct banking division of the Bank.

The following table presents domestic time deposits of $100,000 and over by maturity.

(Dollars in millions)	December 31, 2020
Three months or less	$3,121
Over three months through six months	1,133
Over six months through twelve months	1,008
Over twelve months	475
Total domestic time deposits of $100,000 and over	$5,737
We offer CDs and other time deposits of $100,000 and over at market rates of interest.
Securities Financing Arrangements
The Company enters into securities purchased under agreements to resell, securities sold under agreements to repurchase, and securities borrowing and lending transactions to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. These balances are almost entirely attributable to MUSA. See Note 8 to our consolidated financial statements in this Form 10-K for additional information.

Securities borrowed or purchased under resale agreements were $17.6 billion and $23.9 billion at December 31, 2020 and December 31, 2019, respectively. The following table provides certain information about securities loaned or sold under repurchase agreements.

(Dollars in millions)	December 31, 2020	December 31, 2019
Balance at period end	$27,161	$28,866
Weighted average interest rate at period end	0.12%	1.65%
Maximum outstanding at any month end	$28,476	$29,581
Average balance during the year	$24,310	$27,902
Weighted average interest rate during the year	0.64%	2.97%

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
Regulatory Capital
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of December 31, 2020, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of "well-capitalized" institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2020. Under the Tailoring Rules of the Federal Reserve, MUAH, as a Category IV firm, is subject to CCAR supervisory capital planning requirements and stress testing submission requirements on an every other year basis in even years (e.g. MUAH was subject to the 2020 CCAR cycle). CCAR assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2020 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. The Company timely filed its annual capital plan under the Federal Reserve's CCAR program in April 2020. In June 2020, the Company received notice that the Federal Reserve completed its review of the Company's capital plan and notice of its preliminary stress capital buffer requirement which became effective October 1, 2020. Due to the significant uncertainty caused by the COVID-19 pandemic, the Federal Reserve required all CCAR firms, including MUAH, to conduct additional stress testing and to resubmit their capital plans to the Federal Reserve by November 2, 2020. The Company timely filed its capital plan resubmission. For additional information regarding the Company's capital plan, see "Supervision and Regulation – Dodd-Frank Act and Related Regulations" and "Supervision and Regulation – Regulatory Capital and Liquidity Standards – Capital Planning and Comprehensive Capital Analysis and Review Program" in Part I, Item 1. "Business" of this Form 10-K.
MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a standardized capital conservation buffer of 4.4% for MUAH and 2.5% for MUB (for a total minimum Common Equity Tier 1 capital ratio of 9.9% for MUAH and 7.0% for MUB) and a Tier 1 leverage ratio of 4.0%. Effective October 1, 2020, MUAH’s capital conservation buffer was replaced by MUAH's standardized capital conservation buffer, which was informed by supervisory stress testing results for MUAH released in June 2020. For purposes of calculating its risk-based capital ratios, the Company has elected to phase-in the impact of adopting ASU 2016-13, Measurement of Credit Losses on Financial Instruments, over a five-year period as permitted by the U.S. bank regulatory agencies. The impact is reflected in the December 31, 2020 capital ratios presented below.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III Rules as of December 31, 2020 and December 31, 2019.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	December 31, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$15,823	$15,086
Tier 1 capital	$15,823	$15,086
Tier 2 capital	1,048	683
Total risk-based capital	$16,871	$15,769
Risk-weighted assets	$103,576	$107,023
Average total assets for leverage capital purposes	$165,569	$169,807

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer(1)
(Dollars in millions)	December 31, 2020		December 31, 2019		December 31, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,823	15.28%	$15,086	14.10%	≥	$9,218	8.90%
Tier 1 capital (to risk-weighted assets)	15,823	15.28	15,086	14.10	≥	10,772	10.40
Total capital (to risk-weighted assets)	16,871	16.29	15,769	14.73	≥	12,843	12.40
Tier 1 leverage(2)	15,823	9.56	15,086	8.88	≥	6,623	4.00

(1)The minimum capital requirement includes MUAH's standardized capital conservation buffer of 4.4%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in the Company's risk-based capital ratios was driven primarily by net income earned during the year and a decrease in risk-weighted assets.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III Rules as of December 31, 2020 and December 31, 2019.

MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	December 31, 2020	December 31, 2019
Capital Components
Common Equity Tier 1 capital	$14,634	$14,115
Tier 1 capital	$14,634	$14,115
Tier 2 capital	995	631
Total risk-based capital	$15,629	$14,746
Risk-weighted assets	$93,677	$97,563
Average total assets for leverage capital purposes	$131,545	$132,590

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	December 31, 2020		December 31, 2019		December 31, 2020
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,634	15.62%	$14,115	14.47%	≥	$6,557	7.00%	≥	$6,089	6.5%
Tier 1 capital (to risk-weighted assets)	14,634	15.62	14,115	14.47	≥	7,963	8.50	≥	7,494	8.0
Total capital (to risk-weighted assets)	15,629	16.68	14,746	15.11	≥	9,836	10.50	≥	9,368	10.0
Tier 1 leverage(2)	14,634	11.12	14,115	10.65	≥	5,262	4.00	≥	6,577	5.0

(1)    Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)     Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in MUB's risk-based capital ratios was driven primarily by net income earned during the year and a decrease in risk-weighted assets.
In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company's capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at December 31, 2020. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
(Dollars in millions)
Total MUAH stockholders' equity	$17,189	$16,280
Less: Goodwill	1,407	1,764
Less: Intangible assets, except mortgage servicing rights	202	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(14)	(17)
Tangible common equity (a)	$15,594	$14,272
Total assets	$167,846	$170,810
Less: Goodwill	1,407	1,764
Less: Intangible assets, except mortgage servicing rights	202	261
Less: Deferred tax liabilities related to goodwill and intangible assets	(14)	(17)
Tangible assets (b)	$166,251	$168,802
Tangible common equity ratio (a)/(b)	9.38%	8.45%

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
Management Committees
The ECA provides direction on major corporate policies including strategic, financial, risk management, infrastructure, regulatory and governance policies. The ECA has established and delegated authority to the ARC whose responsibilities include reviewing risk management policies and overseeing the risk management framework and all risks on an integrated basis. The ARC oversees areas of risk with and through its sub-committees, including: Credit Risk Committee; Market Risk Management Committee; Liquidity Risk and Interest Rate Risk Committee; Compliance Risk Committee; Information Risk Committee; Reputation Risk Committee; Operational Risk Management Committee; and Third-Party Risk Management Committee.
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

We have a Credit Risk Committee, chaired by the head of the Credit Strategies Group and composed of the Chief Credit Officers responsible for our loan portfolio segments and other executive and senior officers, that establishes our overall risk appetite, portfolio concentration limits, and credit risk rating methodology. This committee is supported by the Credit Policy Oversight Group, composed of Group Senior Credit Officers that have responsibility for establishing credit policy, credit underwriting criteria, and other risk management controls. Credit Administration, under the direction of the Chief Credit Officers and their designated Group Senior Credit Officers, are responsible for administering the credit approval process and related policies. Policies require an evaluation of credit requests and ongoing reviews of existing credits in order to verify that we know with whom we are doing business, that the purpose of the credit is acceptable, and that the borrower is able and willing to repay as agreed. Furthermore, policies require prompt identification and quantification of asset quality deterioration or potential loss.
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
For additional information on the allowance for loan losses and the allowance for credit losses, see "Critical Accounting Estimates" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 "Summary of Significant Accounting Policies and Nature of Operations" and Note 3 "Loans and Allowance for Loan Losses" to our consolidated financial statements included in this Form 10-K.
Allowance and Related Provision for Credit Losses
The Company recorded an increase to the allowance for credit losses of $199 million upon the January 1, 2020 adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, primarily due to an increase in the allowance for consumer loans. This increase consisted of a $229 million increase in the allowance for loan losses and a $30 million decrease in the allowance for losses on unfunded credit commitments. The provision for credit losses was $829 million for the year ended December 31, 2020, consisting of a provision for loan losses of $843 million and a reversal of provision for losses on unfunded credit commitments of $14 million for the year ended December 31, 2020.

The provision for loan losses was $617 million for the commercial loan segment and $226 million for the consumer loan segment for the year ended December 31, 2020, largely due to the impact of COVID-19 and the corresponding deterioration in the economic environment on the allowance for loan losses. In particular, increases in the allowance for loan losses on loans to certain industries especially impacted by COVID-19, including commercial real estate related loans, and losses on individually assessed commercial loans, also contributed to the commercial segment provision. The economic forecast incorporated management's expectations at December 31, 2020, which included a modest recovery in 2021 and continuing into subsequent years. Although our economic forecast stabilized in the second half of 2020, elevated COVID-19-related uncertainty remains, particularly with respect to persistently high COVID-19 cases and the offsetting effect of additional monetary and fiscal stimulus that is expected to continue into 2021.

The allowance for loan losses was $1,273 million at December 31, 2020 compared with $538 million at December 31, 2019, prior to the $229 million increase upon adopting ASU 2016-13. Our ratio of allowance for loan losses to total loans held for investment was 1.55% as of December 31, 2020 and 0.61% as of December 31, 2019. Our ratio of allowance for credit losses to total loans held for investment as of December 31, 2020 was 1.63% and 0.73% as of December 31, 2019. Net loans charged off to average total loans held for investment increased to 0.39% for the year ended December 31, 2020, compared with 0.25% for the year ended December 31, 2019.

The following table reflects the related allowance for loan losses allocated to a loan category at year- end for the indicated years and the percentage of the allocation to the year-end loan balance of that loan category, as set forth in the "Loans Held for Investment" table.

	December 31,
(Dollars in millions)	2020 (1)		2019		2018		2017		2016
Commercial and industrial	$389	1.25%	$272	1.03%	$275	1.10%	$265	1.14%	$440	1.72%
Commercial mortgage	411	2.53	58	0.34	56	0.37	67	0.47	83	0.57
Construction	32	1.94	11	0.73	10	0.63	11	0.61	15	0.66
Lease financing	19	1.79	13	1.30	18	1.46	17	1.15	18	0.99
Total commercial portfolio	851	1.70	354	0.77	359	0.83	360	0.88	556	1.25
Residential and home equity	189	0.65	37	0.10	37	0.09	37	0.10	40	0.12
Other consumer	233	7.80	147	3.30	73	2.71	49	4.49	43	4.08
Total consumer portfolio	422	1.32	184	0.43	110	0.25	86	0.22	83	0.25
Total allocated allowance	1,273	1.55	538	0.61	469	0.54	446	0.56	639	0.82
Unallocated	—		—		5		30		—
Total allowance for loan losses	$1,273	1.55%	$538	0.61%	$474	0.55%	$476	0.59%	$639	0.82%

(1)December 31, 2020 amounts reflect adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments, and are not comparable to prior year amounts.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Allowance for loan losses, beginning of period	$538	$474	$476	$639	$723
Cumulative effect from adoption of ASU 2016-13 (1)	229	—	—	—	—
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	767	474	476	639	723
(Reversal of) provision for loan losses	843	283	84	(65)	158
Other	—	—	—	2	2
Loans charged-off:
Commercial and industrial	(110)	(73)	(43)	(107)	(146)
Commercial and industrial - transfer to held for sale	(38)	(26)	(35)	(8)	(113)
Commercial mortgage	(63)	(1)	(1)	(1)	—
Construction	(10)	—	—	—	—
Lease financing	—	(58)	—	—	—
Total commercial portfolio	(221)	(158)	(79)	(116)	(259)
Residential mortgage and home equity	2	4	3	5	4
Other consumer	(159)	(102)	(44)	(44)	(16)
Total consumer portfolio	(157)	(98)	(41)	(39)	(12)
Total loans charged-off	(378)	(256)	(120)	(155)	(271)
Recoveries of loans previously charged-off:
Commercial and industrial	22	28	26	49	19
Commercial mortgage	1	1	1	1	5
Construction	1	—	—	—	—
Lease financing	1	—	—	—	—
Total commercial portfolio	25	29	27	50	24
Residential mortgage and home equity	1	—	—	—	—
Other consumer	15	8	7	5	3
Total consumer portfolio	16	8	7	5	3
Total recoveries of loans previously charged-off	41	37	34	55	27
Net loans recovered (charged-off)	(337)	(219)	(86)	(100)	(244)
Ending balance of allowance for loan losses	1,273	538	474	476	639
Allowance for losses on unfunded credit commitments	65	109	139	123	162
Total allowance for credit losses	$1,338	$647	$613	$599	$801

(1)For further information see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in this Form 10-K.

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
The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	December 31,
(Dollars in millions)	2020	2019	2018	2017	2016
Nonaccrual loans:
Commercial and industrial	$182	$175	$269	$319	$458
Commercial mortgage	317	15	12	20	31
Construction	28	—	—	—	—
Total commercial portfolio	527	190	281	339	489
Residential mortgage and home equity	183	137	139	125	199
Other consumer loans	1	1	1	1	1
Total consumer portfolio	184	138	140	126	200
Total nonaccrual loans	711	328	421	465	689
OREO	—	1	1	1	3
Total nonperforming assets	$711	$329	$422	$466	$692
Troubled debt restructurings:
Accruing	$212	$392	$299	$348	$215
Nonaccruing (included in total nonaccrual loans above)	279	171	136	229	384
Total troubled debt restructurings (1)	$491	$563	$435	$577	$599

Criticized credits	$3,944	$1,567	$1,264	$1,564	$2,427

Allowance for loan losses to nonaccrual loans	179.01%	164.19%	112.50%	102.37%	92.69%
Allowance for credit losses to nonaccrual loans	188.15	197.34	145.61	128.75	116.20
Nonperforming assets to total loans held for investment and OREO	0.87	0.37	0.49	0.58	0.89
Nonperforming assets to total assets	0.42	0.19	0.25	0.30	0.47
Nonaccrual loans to total loans held for investment	0.87	0.37	0.49	0.58	0.89

(1)Troubled debt restructurings at December 31, 2020 exclude COVID-19-related loan modifications, which are discussed below in "Troubled Debt Restructurings".

The increase in criticized credits is primarily due to COVID-19-related downgrades in the commercial real estate and aviation sectors. See Note 3 to our consolidated financial statements in this Form 10-K for a description of criticized credits.
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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of December 31, 2020 and 2019. See Note 3 to our consolidated financial statements in this Form 10-K for additional information.

			As a Percentage of Ending Loan Balances
	December 31,		December 31,
(Dollars in millions)	2020	2019	2020	2019
Commercial and industrial	$73	$140	0.23%	0.51%
Commercial mortgage	140	168	0.86	0.99
Construction	28	62	1.69	4.10
Total commercial portfolio	241	370	0.48	0.81
Residential mortgage and home equity	248	192	0.85	0.51
Other consumer	2	1	0.07	0.02
Total consumer portfolio	250	193	0.78	0.45
Total restructured loans	$491	$563	0.60	0.64

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19-related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At December 31, 2020, $1.0 billion of modified commercial loans and $1.4 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $45 million and $20 million at December 31, 2020 and December 31, 2019, respectively.
    Concentration of Risk
Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, real estate and leasing, power and utilities, and wholesale trade. Finance and insurance exceeded 10% of our total loans held for investment at December 31, 2020.
Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At December 31, 2020, 82% of the Company’s construction loan portfolio was concentrated in California, 4% to borrowers in Oregon and 3% to borrowers in New Jersey. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At December 31, 2020, 66% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in Washington, and 5% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate. At December 31, 2020, substantially all our residential mortgage loans were made to borrowers in California.
At December 31, 2020, payment terms on 40% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 63%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 25% and 24% of these home equity loans and lines were supported by first liens on residential properties at December 31, 2020 and December 31, 2019, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.
See Note 3 to our consolidated financial statements in this Form 10-K for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at December 31, 2020 and December 31, 2019.
Interest Foregone
If interest that was due on the recorded balances of all nonaccrual and restructured loans (including loans that were, but are no longer, on nonaccrual) had been accrued under their original terms, we would have recognized an additional $34 million of interest income in 2020. For loans that were on nonaccrual status during 2020 and accounted for as cash basis nonaccrual loans, we recognized interest income of $15 million in 2020.
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
Net Interest Income Sensitivity
The table below presents the estimated increase (decrease) in the Company's net interest income given a gradual parallel shift in the yield curve up 100 basis points and down 100 basis points over a 12-month horizon.

(Dollars in millions)	December 31, 2020	December 31, 2019
Effect on net interest income:
Increase 100 basis points	$113.1	$19.0
as a percentage of base case net interest income	4.38%	0.70%
Decrease 100 basis points	$(76.4)	$(65.6)
as a percentage of base case net interest income	(2.96)%	(2.37)%

An increase in rates increases net interest income. During 2020, the Company’s asset sensitive profile increased due to changes in the interest rate environment and in balance sheet composition, including an increase in cash and cash equivalents as a result of an increase in deposits and a decrease in fixed rate residential mortgages, changes in the ALM derivatives portfolio, and forecasted balance sheet activity over the next twelve months. During 2020, the Company terminated $3.8 billion of short remaining maturity interest rate derivative contracts used to hedge floating rate commercial loans, which contributed to the increase in the Company's asset sensitivity.
MUSA's securities borrowed or purchased under resale agreements and securities loaned or sold under repurchase agreements are included in the Company's net interest income sensitivity analysis. However, due to the short-term nature of these interest-bearing assets and liabilities, the Company also monitors net interest income sensitivity excluding these balances. Excluding the impact of MUSA, the Company would have a slightly higher asset sensitive risk profile at December 31, 2020.
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
For additional information on the Company's securities portfolio and derivative instruments used in our ALM hedging strategies, see "Balance Sheet Analysis—Securities" within "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and Note 2 and Note 12 to our consolidated financial statements included in this Form 10-K.

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
The Company monitors market risk from trading activities by utilizing a combination of position limits, VaR, and stop-loss limits, applied at an aggregated level and to various sub-components within those limits. Positions are controlled and reported both in notional and VaR terms. Through March 31, 2020, our calculation of VaR estimated how high the loss in fair value might be, at a 99% confidence level, due to an adverse shift in market prices over a period of ten business days and VaR at the trading activity level was managed within the maximum limit of $38 million established by Board policy for total trading positions. Beginning April 1, 2020, our calculation of VaR estimated how high the loss in fair value might be, at a 95% confidence level, due to an adverse shift in market prices over a period of one business day and VaR at the trading activity level was managed within the maximum limit of $8 million established by Board policy for total trading positions. The VaR models incorporate assumptions on key parameters, including holding period and historical volatility.
The following table sets forth the average, high and low 10-day 99% confidence level VaR for our trading activities for the years ended December 31, 2020 and 2019. The increase in VaR during 2020 was due to COVID-19-related market volatility:

	December 31, 2020			December 31, 2019
(Dollars in millions)	Average VaR	High VaR	Low VaR	Average VaR	High VaR	Low VaR
Interest rate	$18.4	$35.1	$9.8	$12.2	$17.6	$8.5
Debt securities	7.9	14.2	3.8	7.7	12.8	3.1
Equity securities	1.0	1.9	0.4	1.0	1.7	0.6
Foreign exchange	0.3	1.0	0.1	0.2	0.6	0.1
Portfolio diversification	(11.6)	(20.2)	(5.5)	(9.4)	(15.2)	(4.2)
Total	$16.0	$32.0	$8.6	$11.7	$17.5	$8.1
The following table sets forth the average, high and low one-day 95% confidence level VaR for our trading activities for the period from April 1, 2020 to December 31, 2020:

	For the Period from April 1, 2020 to December 31, 2020
(Dollars in millions)	Average VaR	High VaR	Low VaR
Interest rate	$3.9	$5.5	$2.6
Debt securities	1.6	3.6	0.8
Equity securities	0.2	0.4	0.1
Foreign exchange	0.1	0.8	—
Portfolio diversification	(2.3)	(5.0)	(1.4)
Total	$3.5	$5.3	$2.1
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

LIBOR Transition
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates the process of setting LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In the U.S., the Federal Reserve and Federal Reserve Bank of New York convened the Alternative Reference Rates Committee, a group of private-market participants, to help ensure a successful transition from USD LIBOR to a more robust reference rate. The Company recognizes that discontinuance of LIBOR, or any other IBOR-based rate, presents significant risks and challenges that could have an impact on its businesses globally (for information about the risks to the Company from the discontinuation of LIBOR or any other benchmark, see "The phase-out of LIBOR could adversely impact our business and results of operations, and the value of certain financial instruments we hold or have issued" in Part I, Item 1A. "Risk Factors" in this Form 10-K). We have exposure to IBORs, including in financial instruments and contracts that mature after 2021. Our exposures arise from derivatives and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings.
Accordingly, to facilitate an orderly transition from LIBOR and other benchmark rates to alternative reference rates, the Company has established a firm-wide transition program to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR, develop and implement plans to remediate existing products or contracts that reference or rely upon IBORs, develop products and services that use alternative reference rates, achieve systems and operational readiness and engage impacted clients in connection with the transition to alternative reference rates. The Company’s transition program was established by senior management and periodic updates are provided to the Company's Board of Directors and ECA. The transition program focuses on:
•Identifying and evaluating the scope of existing financial instruments and contracts that may be affected;
•Assessing the impacted financial instruments and contracts to determine if they contain or require appropriate fallback language;
•Amending or otherwise developing action plans to amend existing financial instruments and contracts to incorporate robust fallback language;
•Enhancing infrastructure (e.g., internal framework such as models, technology infrastructure) to prepare for a smooth transition to alternative reference rates; and
•Developing financial instruments and contracts to use alternative reference rates.
The Company has identified the inherent risks with this transition and continues to monitor the development and usage of alternative reference rates. The Company is also working with regulators, industry working groups and trade associations to develop strategies for an effective transition to alternative reference rates. For additional information regarding our market risk management policies, see "Market Risk Management" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.
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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $22.9 billion at December 31, 2020. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $6.6 billion from $95.9 billion at December 31, 2019 to $102.4 billion at December 31, 2020. As of December 31, 2020, the Bank had $4.6 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $17.7 billion. The Bank maintains a $12 billion unsecured bank note program. Available funding under the bank note program was $3.6 billion at December 31, 2020. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at MUAH and other non-bank subsidiaries. MUAH maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At December 31, 2020, the parent company’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of December 31, 2020, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $6.9 billion.

The Company’s total wholesale funding included $14.5 billion of long-term debt (excluding nonrecourse debt) and $0.1 billion of short-term debt at December 31, 2020. For additional information regarding our outstanding debt, see Note 9 and Note 10 to our consolidated financial statements included in this Form 10-K. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. On October 23, 2020, Fitch affirmed MUAH, MUB and MUSA's long and short-term ratings and maintained the negative outlook assigned on May 1, 2020, reflecting Fitch’s view that there are significant operating environment challenges due to the disruption to economic activity and financial markets from the COVID-19 pandemic. On September 24, 2020, Fitch revised the outlook on MUFG’s ratings to stable from negative.

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

In April 2020, S&P revised the outlook on MUFG to stable from positive due to S&P’s expectation that economic strain from the COVID-19 pandemic will put prolonged pressure on asset quality and revenue lowering the likelihood of being upgraded. Subsequently, S&P revised MUAH, MUB, and MUSA’s outlook to stable from positive. The stable outlook reflects S&P’s expectation that MUAH will remain a core banking subsidiary of MUFG. Furthermore, any change in MUAH’s stand-alone credit profile will not affect MUAH's credit rating, which S&P believes will remain closely tied to MUFG. The following table provides our credit ratings as of December 31, 2020:

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
Standard & Poor's	Long-term	Not rated	A	A	A-
	Short-term	Not rated	A-1	A-1	A-2
Moody's	Long-term	Aa3	A3	Not rated	A3
	Short-term	P-1	P-2	Not rated	Not rated
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

For additional information, including information about rating agency assessments, see "Our credit ratings are important in order to maintain liquidity; our credit ratings could be adversely affected by negative changes in the credit ratings of our parent companies" in Part I, Item 1A. "Risk Factors" in this Form 10-K.
Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. Operational risk includes legal risk, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks or other related cybersecurity incidents. See "Our business and operations are subject to a wide array of cybersecurity risks" in Part I, Item 1A. "Risk Factors" in this Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels.
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
The Company has established an independent ORMD in the second line of defense under the CRO. ORMD and the operational risk management framework are overseen by the Operational Risk Management

Committee and the framework provides requirements, operational policies, risk tolerances and limits to ensure robust operational risk management. The Operational Risk Management Committee reviews and recommends operational risk appetite parameters and metrics to ARC for approval. ORMD provides oversight, guidance, tools and support to the business units in assessing and monitoring their operational risk, as well as validation and effective challenge of their operational risk assessments. Specifically, ORMD evaluates and challenges the risk and control self-assessments prepared by the business units and assures their operational risk profiles are within established guidelines and tolerances. ORMD is supported for specific categories of operational risk by second line of defense subject matter experts. In addition, ORMD monitors business units to ensure mitigating activities are identified where needed and appropriately addressed.

Critical Accounting Estimates
MUAH's consolidated financial statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Significant estimates that we use include the assumptions used in measuring PD, LGD and EAD to estimate expected credit losses, the assumptions used in measuring our transfer pricing revenue, assumptions used in evaluating our goodwill for impairment, and assumptions regarding our effective tax rates. Actual results could differ significantly from our estimates.
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
Expected loss models incorporate significant assumptions over the forecast period based on management’s expectations. Estimating losses as of December 31, 2020 was particularly challenging due to the heightened volatility and uncertainty in the economy from the emergence of COVID-19. Significant management assumptions during the forecast period include gross domestic product, unemployment, the duration of economic weakness, and the strength and timing of the following economic recovery. Management adjusted expected loss model calculations by incorporating qualitatively determined model input adjustments and overlays that reflect management’s expectations of the loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of the COVID-19 pandemic that are not otherwise incorporated into the modeling methodology. The Company also shortened the forecast period to 24 months during the first quarter of 2020, compared with 36 months upon adoption of ASU 2016-13 as of January 1, 2020. Changes in these estimates could significantly impact our allowance and provision for credit losses.

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
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the years ended December 31, 2020, 2019 and 2018. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Net income (loss) attributable to MUAH	$166	$(734)	$1,073
Add: Intangible asset amortization, net of tax	14	25	19
Add: Goodwill impairment, net of tax	347	1,568	—
Net income (loss) attributable to MUAH, excluding intangible asset amortization and goodwill impairment (a)	$527	$859	$1,092
Average MUAH stockholders' equity	$16,807	$16,866	$18,400
Less: Goodwill	1,674	2,963	3,301
Less: Intangible assets, except mortgage servicing rights	226	279	299
Less: Deferred tax liabilities related to goodwill and intangible assets	(17)	(43)	(57)
Average MUAH tangible common equity (b)	$14,924	$13,667	$14,857
Return on average MUAH tangible common equity (a)/(b)	3.53%	6.29%	7.35%

The following table shows the calculation of the adjusted efficiency ratio for the years ended December 31, 2020, 2019 and 2018. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions. Management believes adjusting noninterest expense for the impact of goodwill impairment and revenue for the impact of the TCJA enhances comparability between periods.

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Noninterest expense (a)	$5,021	$6,215	$4,277
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	1,319	1,295	1,001
Less: Goodwill impairment	357	1,614	—
Noninterest expense, as adjusted (b)	$3,345	$3,306	$3,276
Total revenue (c)	$5,982	$5,798	$5,484
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	1,408	1,373	1,128
Less: Impact of the TCJA	—	—	(164)
Total revenue, as adjusted (d)	$4,574	$4,425	$4,520
Efficiency ratio (a)/(c)	83.93%	107.18%	77.98%
Adjusted efficiency ratio (b)/(d)	73.12%	74.69%	72.47%

Financial Statements and Supplementary Data
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Interest Income
Loans	$2,975	$3,625	$3,303
Securities	470	619	665
Securities borrowed or purchased under resale agreements	190	765	652
Trading assets	358	360	415
Other	59	180	90
Total interest income	4,052	5,549	5,125
Interest Expense
Deposits	363	826	441
Commercial paper and other short-term borrowings	44	202	168
Long-term debt	349	497	365
Securities loaned or sold under repurchase agreements	155	830	734
Trading liabilities	64	101	110
Total interest expense	975	2,456	1,818
Net Interest Income	3,077	3,093	3,307
Provision for credit losses	829	252	106
Net interest income after provision for credit losses	2,248	2,841	3,201
Noninterest Income
Service charges on deposit accounts	147	166	179
Trust and investment management fees	118	117	118
Trading account activities	38	70	(24)
Securities gains, net	144	39	8
Credit facility fees	107	98	90
Brokerage commissions and fees	69	74	73
Card processing fees, net	51	56	50
Investment banking and syndication fees	578	433	355
Fees from affiliates	1,489	1,439	1,213
Other, net	164	213	115
Total noninterest income	2,905	2,705	2,177
Noninterest Expense
Salaries and employee benefits	2,751	2,687	2,616
Net occupancy and equipment	436	431	367
Professional and outside services	680	651	487
Software	343	313	287
Regulatory assessments	48	63	85
Intangible asset amortization	20	34	26
Goodwill impairment	357	1,614	—
Other	386	422	409
Total noninterest expense	5,021	6,215	4,277
Income before income taxes and including noncontrolling interests	132	(669)	1,101
Income tax expense (benefit)	(18)	82	52
Net (Loss) Income Including Noncontrolling Interests	150	(751)	1,049
Deduct: Net loss (income) from noncontrolling interests	16	17	24
Net (Loss) Income Attributable to MUAH	$166	$(734)	$1,073
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Net (Loss) Income Attributable to MUAH	$166	$(734)	$1,073
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	318	105	(46)
Net change in unrealized gains (losses) on investment securities	485	280	(140)
Foreign currency translation adjustment	—	—	(2)
Pension and other postretirement benefit adjustments	72	76	(130)
Other	—	1	(1)
Total other comprehensive income (loss)	875	462	(319)
Comprehensive Income (Loss) Attributable to MUAH	1,041	(272)	754
Comprehensive income (loss) from noncontrolling interests	(16)	(17)	(24)
Total Comprehensive Income (Loss)	$1,025	$(289)	$730
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets

(Dollars in millions except per share amount)	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$2,105	$2,457
Interest bearing deposits in banks	14,309	7,184
Total cash and cash equivalents	16,414	9,641
Securities borrowed or purchased under resale agreements	17,608	23,943
Trading account assets (includes $3,246 at December 31, 2020 and $887 at December 31, 2019 pledged as collateral that may be repledged)	16,038	10,377
Securities available for sale (includes $189 at December 31, 2020 and $142 at December 31, 2019 pledged as collateral that may be repledged)	18,259	17,789
Securities held to maturity (fair value $7,532 at December 31, 2020 and $9,508 at December 31, 2019)	7,311	9,421
Loans held for investment	82,166	88,213
Allowance for loan losses	(1,273)	(538)
Loans held for investment, net	80,893	87,675
Goodwill	1,407	1,764
Other assets	9,916	10,200
Total assets	$167,846	$170,810
Liabilities
Deposits:
Noninterest bearing	$40,130	$31,521
Interest bearing	62,296	64,340
Total deposits	102,426	95,861
Securities loaned or sold under repurchase agreements	27,161	28,866
Commercial paper and other short-term borrowings	110	6,484
Long-term debt	14,631	17,129
Trading account liabilities	3,333	3,266
Other liabilities	2,906	2,837
Total liabilities	150,567	154,443
Commitments, contingencies and guarantees—See Note 20
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,076,912 shares issued and outstanding at December 31, 2020 and December 31, 2019	132	132
Additional paid-in capital	8,242	8,222
Retained earnings	8,802	8,788
Accumulated other comprehensive loss	13	(862)
Total MUAH stockholders' equity	17,189	16,280
Noncontrolling interests	90	87
Total equity	17,279	16,367
Total liabilities and equity	$167,846	$170,810
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
BALANCE DECEMBER 31, 2017	$148	$8,197	$10,936	$(1,026)	$100	$18,355
Net income (loss)	—	—	1,073	—	(24)	1,049
Other comprehensive income (loss), net of tax	—	—	—	(319)	—	(319)
Compensation—restricted stock units	—	—	(5)	—	—	(5)
Share Repurchase	(16)	—	(2,480)	—	—	(2,496)
Other	—	(21)	—	21	(4)	(4)
Net change	(16)	(21)	(1,412)	(298)	(28)	(1,775)
BALANCE DECEMBER 31, 2018	$132	$8,176	$9,524	$(1,324)	$72	$16,580
Net income (loss)	—	—	(734)	—	(17)	(751)
Other comprehensive income (loss), net of tax	—	—	—	462	—	462
Compensation—restricted stock units	—	26	(7)	—	—	19
Other	—	20	5	—	32	57
Net change	—	46	(736)	462	15	(213)
BALANCE DECEMBER 31, 2019	$132	$8,222	$8,788	$(862)	$87	$16,367
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	(147)	—	—	(147)
Net income (loss)	—	—	166	—	(16)	150
Other comprehensive income (loss), net of tax	—	—	—	875	—	875
Compensation—restricted stock units	—	20	(9)	—	—	11
Other	—	—	4	—	19	23
Net change	—	20	14	875	3	912
BALANCE DECEMBER 31,2020	$132	$8,242	$8,802	$13	$90	$17,279

(1)For further information see Note 1 to these Consolidated Financial Statements

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income including noncontrolling interests	$150	$(751)	$1,049
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	829	252	106
Depreciation, amortization and accretion, net	597	563	411
Stock-based compensation—restricted stock units	83	89	77
Deferred income taxes	(346)	(264)	(242)
Net gains on sales of securities	(144)	(39)	(8)
Net decrease (increase) in securities borrowed or purchased under resale agreements	6,335	(1,575)	(1,474)
Net decrease (increase) in securities loaned or sold under repurchase agreements	(1,705)	1,581	848
Net decrease (increase) in trading account assets	(5,661)	836	(646)
Net decrease (increase) in other assets	922	216	170
Net increase (decrease) in trading account liabilities	67	(761)	427
Net increase (decrease) in other liabilities	38	219	103
Loans originated for sale	(5,664)	(3,238)	(2,339)
Net proceeds from sale of loans originated for sale	5,164	2,944	1,626
Pension and other benefits adjustment	(22)	(42)	(50)
Goodwill impairment	357	1,614	—
Other, net	(7)	59	(18)
Total adjustments	843	2,454	(1,009)
Net cash provided by (used in) operating activities	993	1,703	40
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	4,342	4,637	1,505
Proceeds from paydowns and maturities of securities available for sale	2,491	2,566	2,822
Purchases of securities available for sale	(6,441)	(7,839)	(5,643)
Proceeds from paydowns and maturities of securities held to maturity	3,948	4,454	1,682
Purchases of securities held to maturity	(1,847)	(3,153)	(772)
Proceeds from sales of loans	472	952	770
Net decrease (increase) in loans	5,734	(2,831)	(6,785)
Purchases of other investments	(214)	(143)	(262)
Other, net	(374)	(314)	(57)
Net cash provided by (used in) investing activities	8,111	(1,671)	(6,740)
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	6,565	4,880	6,184
Net increase (decrease) in commercial paper and other short-term borrowings	(6,376)	(2,778)	2,198
Proceeds from issuance of long-term debt	3,663	5,698	15,458
Repayment of long-term debt	(6,166)	(6,471)	(9,655)
Share repurchase	—	—	(2,496)
Other, net	(59)	(96)	(115)
Change in noncontrolling interests	19	32	(4)
Net cash provided by (used in) financing activities	(2,354)	1,265	11,570
Net change in cash, cash equivalents and restricted cash	6,750	1,297	4,870
Cash, cash equivalents and restricted cash at beginning of period	9,695	8,398	3,528
Cash, cash equivalents and restricted cash at end of period	$16,445	$9,695	$8,398
Cash Paid During the Period For:
Interest	$1,061	$2,417	$1,761
Income taxes, net	230	202	116
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$(228)	$718	$44
Securities held to maturity transferred to securities available for sale	—	170	—
Securities available for sale transferred to securities held to maturity	—	—	2,006
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$16,414	$9,641	$8,350
Restricted cash included in other assets	31	54	48
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$16,445	$9,695	$8,398

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
Securities Borrowed or Purchased under Agreements to Resell and Securities Loaned or Sold under Agreements to Repurchase

Securities borrowed and securities loaned transactions do not qualify for sale accounting and are accounted for as collateralized financings. Securities borrowed and securities loaned represent the amount of

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)
cash collateral advanced or received, respectively. The Company monitors the market value of the borrowed and loaned securities on a daily basis, with additional collateral obtained or refunded as necessary. Accrued interest associated with securities borrowed and securities loaned is included in other assets and other liabilities, respectively. Interest associated with securities borrowed and securities loaned is recorded as interest income and interest expense, respectively.

Securities purchased under agreements to resell (“reverse repurchase agreements”) and securities sold under agreements to repurchase (“repurchase agreements”) do not qualify for sale accounting and are accounted for as collateralized financings. These agreements are recorded at the amounts at which the securities were acquired or sold and are carried at amortized cost. The Company generally obtains possession of collateral with a market value equal to or in excess of the principal amount financed under reverse repurchase agreements. Collateral is valued daily, and the Company may require counterparties to deposit additional collateral or return collateral pledged, when appropriate. Accrued interest associated with reverse repurchase agreements and repurchase agreements is included in other assets and other liabilities, respectively. Interest associated with reverse repurchase agreements and repurchase agreements is recorded as interest income and interest expense, respectively. The Company generally enters into reverse repurchase and repurchase agreements under legally enforceable master repurchase agreements that give the Company, in the event of counterparty default, the right to liquidate securities held and offset receivables and payables with the same counterparty. The Company offsets reverse repurchase and repurchase agreements with the same counterparty where they have a legally enforceable master netting agreement and the transactions have the same maturity date.
Trading Account Assets and Liabilities
Trading account assets and liabilities are recorded at fair value and include certain securities and derivatives. Securities are classified as trading when management acquires them with the intent to hold for short periods, primarily at MUAH's broker-dealer subsidiary, MUSA, or as an accommodation to customers. Substantially all of these securities have a high degree of liquidity and a readily determinable fair value. Interest on securities classified as trading is included in interest income, and realized gains and losses from sale and unrealized fair value adjustments are recognized in noninterest income. Trading securities that are pledged under an agreement to repurchase and which may be sold or repledged under that agreement are separately identified as pledged as collateral.
Derivatives included in trading account assets and liabilities are entered into for trading purposes or as an accommodation to customers. Contracts primarily include interest rate swaps and options, equity contracts, and foreign exchange contracts. The Company nets derivative assets and liabilities, and the related cash collateral receivables and payables, when a legally enforceable master netting arrangement exists between the Company and the derivative counterparty. Changes in fair values and realized income or expense for trading asset and liability derivatives are included in noninterest income.
Securities
Securities are recorded on the consolidated balance sheet as of the trade date, when acquired in a regular-way trade. Debt securities for which management has both the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Debt securities that are not classified as trading assets or held to maturity are classified as available for sale and are carried at fair value, with the unrealized gains or losses reported net of taxes as a component of AOCI in stockholders' equity until realized. However, unrealized losses on securities available for sale that we intend to sell, or if it is more likely than not that we will be required to sell, before recovery of the security's amortized cost basis are included in noninterest income. Credit losses on securities available for sale that we do not expect to sell and credit losses on securities held to maturity, if any, are recorded as discussed in "Allowance for Credit Losses" in this note.
Interest income on debt securities classified as either available for sale or held to maturity includes the amortization of premiums and the accretion of discounts using a method that produces a level yield based on the estimated lives of the securities and is included in interest income on securities.
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
For further information on our debt securities, see Note 2 to these consolidated financial statements.
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
When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income. When full collection of the outstanding principal balance is in doubt, subsequent payments received are first applied to unpaid principal and then to uncollected interest. A loan may be returned to accrual status at such time as the loan is brought fully current as to both principal and interest, and such loan is considered to be fully collectible on a timely basis. The Company's policy also allows management to continue the recognition of interest income on certain loans placed on nonaccrual status. Interest income may be recognized on these nonaccrual loans, referred to as "Cash Basis Nonaccrual", only when payments are collected. This policy applies to consumer portfolio segment loans and commercial portfolio segment loans that are well-secured and in management's judgment are considered to be fully collectible but the timely collection of payments is in doubt.
A TDR is a restructuring of a loan in which the creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower that it would not otherwise consider. A loan subject to such a restructuring is accounted for as a TDR. A TDR typically involves a modification of terms such as a reduction of the interest rate below the current market rate for a loan with similar risk characteristics or extending the maturity date of the loan without corresponding compensation. Credit losses on TDR's are recorded as discussed in "Allowance for Credit Losses" in this note. For the consumer portfolio segment, TDRs are initially placed on nonaccrual and typically, a minimum of six consecutive months of sustained performance is required before returning to accrual status. For the commercial portfolio segment, the Company generally determines accrual status for TDRs by performing an individual assessment of each loan, which may include, among other factors, demonstrated performance by the borrower under the previous terms.
On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19-related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At December 31, 2020, $1.0 billion of modified commercial loans and $1.4 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
Except for certain transactions between entities under common control, loans acquired in a transfer, including business combinations, are recorded at fair value at the acquisition date.
Loans held for sale, which are recorded in other assets, are carried at the lower of cost or fair value and measured on an individual basis for commercial loans and on an aggregate basis for residential

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)
mortgage loans. Changes in fair value are recognized in other noninterest income. Nonrefundable fees, direct loan origination costs, and purchase premiums and discounts related to loans held for sale are deferred and recognized as a component of the gain or loss on sale. Contractual interest earned on loans held for sale is recognized in interest income.
The Company provides lease financing to its customers as lessor. Direct financing leases are recorded based on the amount of minimum lease payments receivable, unguaranteed residual value accruing to the benefit of the lessor, unamortized initial direct costs, and are reduced for any unearned income.
Allowance for Credit Losses
Allowance for loan losses

Allowance for loan losses is a valuation account that is deducted from the assets’ amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management confirms the uncollectibility of a loan balance. Expected recoveries, if any, do not exceed the aggregate of amounts previously charged-off.

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

The Company's methodology for estimating the allowance uses relevant available information relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made to account for differences between current and expected future conditions and those reflected in historical loss information. The allowance is measured on a collective basis when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated on an individual basis.

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

The allowance is an estimate of expected credit losses over the remaining contractual term of each asset. Expected prepayments are incorporated into the estimation of the EAD for each asset over the asset’s remaining term, which shortens the expected remaining term. Contractual term is not adjusted for expected extensions, renewals, and modifications unless management has a reasonable expectation that a TDR will be executed with a borrower. Credit cards do not have defined contractual terms. In order to estimate the expected credit losses on actively used revolving credit card balances, we make assumptions about expected payments and expected spending on the unconditionally cancelable unfunded amount at the measurement date. Expected spending after the measurement date reduces the expected payments that are allocated to

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)
the outstanding balance at the measurement date. Expected credit losses are calculated only on the outstanding balances component at the measurement date, which is amortized by applying the proportion of the expected payment allocated to the outstanding balance. Expected payments applied to the expected spending after the measurement date are excluded from the analysis because unconditionally cancelable unfunded commitments are not reservable.

Loans that do not share risk characteristics are evaluated individually to determine the allowance. Loans assessed individually include larger nonaccruing loans within the commercial portfolio, TDRs, reasonably expected TDRs and collateral-dependent loans. Collateral-dependent loans are generally individually-assessed for allowance purposes. Collateral-dependent assets' expected credit losses are assessed when the fair value of the collateral is less than the amortized cost basis of the asset. Collateral-dependent assets are evaluated in this manner when foreclosure is probable, or when repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. Estimated costs to sell are included in the estimate when repayment is expected by the sale of the collateral. Collateral-dependent assets are generally secured by real estate collateral. When the discounted cash flow method is used to determine the allowance for individually-assessed loans, management does not adjust the interest rate used to discount expected cash flows to incorporate expected prepayments.

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

TDRs are loans where we have granted a concession to a borrower as a result of the borrower experiencing financial difficulty and, consequently, we receive less than the current market-based compensation for loans with similar risk characteristics. Such loans' allowance is measured either individually or in pools with similar risk characteristics. The allowance for a TDR loan is measured using the same method as all other loans when evaluated in pools. The allowance for individually assessed TDR loans is measured using a discounted cash flow methodology, or by evaluating the fair value of the collateral, if collateral dependent. When the value of a concession cannot be measured using a method other than the discounted cash flow method, the value of a concession is measured by discounting the expected future cash flows at the original interest rate of the loan. When we have a reasonable expectation that a TDR loan may be executed with a borrower at the evaluation date, we may modify the allowance calculation to align with the expected modification terms, which may include modifying the expected contractual term.

We generally do not record an allowance for accrued interest receivable on loans held for investment, which is included in other assets on the consolidated balance sheet. Uncollectible accrued interest is generally reversed through interest income.

Allowance for Credit Losses on Debt Securities

The Company's debt securities generally are explicitly or implicitly guaranteed by U.S. government entities or agencies or are non-agency-backed assets that are highly rated and have not incurred credit losses historically. No credit losses are expected on these assets and thus no allowance is estimated on these debt securities.

Allowance for Credit Losses on Securities Borrowed or Purchased under Resale Agreements

Securities borrowed or purchased under resale agreements are subject to allowance estimation, however management has no history of credit losses on these assets and has portfolio monitoring practices that ensure collateral is maintained at appropriate levels. As borrowers have a history of replenishing collateral securing the financial assets, when needed, and are expected to continue to maintain such behavior in the future, no allowance is estimated on these assets.

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)

Allowance for Credit Losses on Unfunded Credit Commitments

The Company maintains an allowance for losses on unfunded credit commitments for the contractual term over which we are exposed to credit risk that is not unconditionally cancelable by the Company. The Company's allowance methodology for unfunded credit commitments is the same as that used for the allowance for the other collectively-evaluated assets and includes an estimate of commitments that are expected to fund over the remaining contractual term. The allowance for losses on unfunded credit commitments is classified as other liabilities on the balance sheet, with changes recognized in the provision for credit losses.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)
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
For fair value hedges, changes in the fair value of the derivative instrument are recorded in earnings together with the change in fair value of the hedged item. For cash flow hedges, changes in the fair value of the derivative instrument are recognized in other comprehensive income. For cash flow hedges of interest rate risk, the amount in other comprehensive income is subsequently reclassified to net interest income in the period in which the cash flow from the hedged item is recognized in earnings. If a derivative instrument is no longer determined to be highly effective as a designated hedge, hedge accounting is discontinued and subsequent fair value adjustments of the derivative instrument are recorded in earnings.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)
Transfer Pricing
Employees of the Company perform management and support services for MUFG Bank, Ltd. in connection with the operation and administration of MUFG Bank, Ltd.’s businesses in the Americas. In consideration for the services provided, MUFG Bank, Ltd. pays the Company fees under a master services agreement, which reflects market-based pricing for those services. The Company recognizes transfer pricing revenue when delivery (performance) has occurred or services have been rendered. Revenue is typically recognized based on the gross amount billed to MUFG Bank, Ltd. without netting the associated costs to perform those services. Gross presentation is typically deemed appropriate in these instances as the Company acts as a principal when providing these services directly to MUFG Bank, Ltd. Transfer pricing revenue is included in fees from affiliates revenue.
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

Note 1—Summary of Significant Accounting Policies and Nature of Operations (Continued)
Recently Adopted Accounting Pronouncements
Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which provided new guidance on the accounting for credit losses for instruments that are within its scope. This new guidance is commonly referred to as the CECL model. For loans and debt securities accounted for at amortized cost, certain off-balance sheet credit exposures, net investments in leases, and trade receivables, the ASU requires an entity to recognize its estimate of credit losses expected over the life of the financial instrument or exposure by incorporating forward-looking information, such as reasonable and supportable forecasts, in the entity's assessment of the collectability of financial assets. Lifetime expected credit losses on purchased financial assets with credit deterioration are recognized as an allowance with an offset to the cost basis of the asset. For debt securities available for sale, the new standard requires recognition of expected credit losses by recognizing an allowance for credit losses when the fair value of the security is below amortized cost and the recognition of this allowance is limited to the difference between the security’s amortized cost basis and fair value. The Company adopted the ASU on January 1, 2020, and recorded an increase to the allowance for credit losses of $199 million, primarily due to an increase in the allowance for consumer loans, offset by a $52 million deferred tax asset, and a $147 million cumulative-effect adjustment reduction to retained earnings.

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies disclosure requirements on fair value measurements to improve their effectiveness. The guidance permits entities to consider materiality when evaluating fair value measurement disclosures and, among other modifications, requires certain new disclosures related to Level 3 fair value measurements. The Company adopted the ASU on January 1, 2020. The guidance only affects disclosures in Notes to Consolidated Financial Statements and did not affect the Company’s financial position or results of operations.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. This ASU applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective on a prospective basis to new modifications made before December 31, 2022. The Company adopted this guidance in 2020 and management does not expect the adoption of this guidance to significantly impact the Company’s financial position or results of operations. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) – Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. We will continue to assess the impact as the reference rate transition occurs over the next two years.

Note 2—Securities
Securities Available for Sale
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of securities available for sale for December 31, 2020 and 2019 are presented below.

	December 31, 2020				December 31, 2019
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$4,273	$202	$2	$4,473	$5,485	$6	$53	$5,438
Mortgage-backed:
U.S. agencies	5,843	81	2	5,922	5,491	13	36	5,468
Residential - non-agency	539	2	2	539	759	5	2	762
Commercial - non-agency	4,212	286	9	4,489	3,461	56	28	3,489
Collateralized loan obligations	1,370	1	4	1,367	1,499	—	8	1,491
Direct bank purchase bonds	891	46	7	930	911	43	18	936
Other	532	7	—	539	202	3	—	205
Total securities available for sale	$17,660	$625	$26	$18,259	$17,808	$126	$145	$17,789
The Company's securities available for sale with a continuous unrealized loss position at December 31, 2020 and 2019 are shown below, identified for periods less than 12 months and 12 months or more.

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$635	$2	$—	$—	$635	$2
Mortgage-backed:
U.S. agencies	43	—	732	2	775	2
Residential - non-agency	275	2	15	—	290	2
Commercial - non-agency	354	9	25	—	379	9
Collateralized loan obligations	593	1	477	3	1,070	4
Direct bank purchase bonds	26	1	197	6	223	7
Other	—	—	—	—	—	—
Total securities available for sale	$1,926	$15	$1,446	$11	$3,372	$26

	December 31, 2019
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$4,407	$48	$543	$5	$4,950	$53
Mortgage-backed:
U.S. agencies	914	4	2,769	32	3,683	36
Residential - non-agency	127	—	155	2	282	2
Commercial - non-agency	1,669	28	12	—	1,681	28
Collateralized loan obligations	597	2	790	6	1,387	8
Direct bank purchase bonds	118	1	294	17	412	18
Other	25	—	—	—	25	—
Total securities available for sale	$7,857	$83	$4,563	$62	$12,420	$145

Note 2—Securities (Continued)
At December 31, 2020, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential and commercial mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At December 31, 2020, the Company expects to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2020, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of December 31, 2020, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of December 31, 2020, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2020
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$157	$4,155	$161	$4,473
Mortgage-backed:
U.S. agencies	—	65	927	4,930	5,922
Residential - non-agency	—	—	4	535	539
Commercial - non-agency	—	—	1,774	2,715	4,489
Collateralized loan obligations	—	2	945	420	1,367
Direct bank purchase bonds	94	411	350	75	930
Other	10	180	349	—	539
Total securities available for sale	$104	$815	$8,504	$8,836	$18,259

Note 2—Securities (Continued)
The gross realized gains and losses from sales of available for sale securities for the years ended December 31, 2020, 2019 and 2018 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Gross realized gains	$144	$39	$8
Securities Held to Maturity
At December 31, 2020 and 2019, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair values of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	December 31, 2020
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$2,260	$—	$—	$2,260	$22	$27	$2,255
Mortgage-backed:
U.S. agencies	5,116	1	66	5,051	226	—	5,277
Total securities held to maturity	$7,376	$1	$66	$7,311	$248	$27	$7,532

	December 31, 2019
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$1,359	$—	$—	$1,359	$—	$6	$1,353
Mortgage-backed:
U.S. agencies	8,166	—	104	8,062	123	30	8,155
Total securities held to maturity	$9,525	$—	$104	$9,421	$123	$36	$9,508

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

Note 2—Securities (Continued)
The Company's securities held to maturity with a continuous unrealized loss position at December 31, 2020 and 2019 are shown below, separately for periods less than 12 months and 12 months or more.

	December 31, 2020
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$1,267	$—	$27	$—	$—	$—	$1,267	$—	$27
Mortgage-backed:
U.S. agencies	65	—	—	2,472	66	—	2,537	66	—
Total securities held to maturity	$1,332	$—	$27	$2,472	$66	$—	$3,804	$66	$27

	December 31, 2019
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$509	$—	$6	$—	$—	$—	$509	$—	$6
Mortgage-backed:
U.S. agencies	1,084	—	9	4,515	104	21	5,599	104	30
Total securities held to maturity	$1,593	$—	$15	$4,515	$104	$21	$6,108	$104	$36

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	December 31, 2020
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$—	$—	$—	$—	$441	$457	$1,819	$1,798	$2,260	$2,255
Mortgage-backed:
U.S. agencies	—	—	619	641	655	688	3,777	3,948	5,051	5,277
Total securities held to maturity	$—	$—	$619	$641	$1,096	$1,145	$5,596	$5,746	$7,311	$7,532

Securities Pledged and Received as Collateral
At December 31, 2020 and December 31, 2019, the Company pledged $15.5 billion and $10.5 billion of available for sale and trading securities as collateral, respectively, of which $3.4 billion and $1.0 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions and securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At December 31, 2020 and December 31, 2019, the Company received $29.9 billion and $34.0 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $29.9 billion and $34.0 billion, respectively, was permitted to be sold or repledged. Of

Note 2—Securities (Continued)
the collateral received, the Company sold or repledged $29.7 billion and $32.5 billion at December 31, 2020 and December 31, 2019, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 to these consolidated financial statements.

Note 3—Loans and Allowance for Loan Losses
    The following table provides the outstanding balances of loans held for investment at December 31, 2020 and 2019.

(Dollars in millions)	December 31, 2020	December 31, 2019
Loans held for investment:
Commercial and industrial	$31,212	$26,338
Commercial mortgage	16,244	16,895
Construction	1,655	1,511
Lease financing	1,038	1,001
Total commercial portfolio	50,149	45,745
Residential mortgage and home equity(1)	29,034	38,018
Other consumer(2)	2,983	4,450
Total consumer portfolio	32,017	42,468
Total loans held for investment(3)	82,166	88,213
Allowance for loan losses	(1,273)	(538)
Loans held for investment, net	$80,893	$87,675

(1)Includes home equity loans of $1,590 million and $2,049 million at December 31, 2020 and December 31, 2019, respectively.
(2)Other consumer loans substantially include unsecured consumer loans and consumer credit cards.
(3)Includes $127 million and $320 million at December 31, 2020 and December 31, 2019, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Accrued interest receivable on loans held for investment totaled $242 million at December 31, 2020 and is included in other assets on the consolidated balance sheet. For certain COVID-19-related loan modifications, which were largely payment deferrals, the Company recorded an allowance for uncollectible accrued interest of $1 million at December 31, 2020.

Note 3—Loans and Allowance for Loan Losses (Continued)
Allowance for Loan Losses

The provision for loan losses was $617 million for the commercial loan segment and $226 million for the consumer loan segment at December 31, 2020, largely due to the impact of the COVID-19 pandemic and the corresponding deterioration in the economic environment on the allowance for loan losses. In particular, increases in the allowance for loan losses on loans to certain industries especially impacted by COVID-19, including commercial real estate related loans, and losses on individually assessed commercial loans, also contributed to the commercial segment provision. The economic forecast incorporated management's expectations at December 31, 2020, which included a modest recovery in 2021 and continuing into subsequent years. Although our economic forecast stabilized in the second half of 2020, elevated COVID-19-related uncertainty remains, particularly with respect to persistently high COVID-19 cases and the offsetting effect of additional monetary and fiscal stimulus that is expected to continue into 2021.

	For the Year Ended December 31, 2020
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$354	$184	$—	$538
Cumulative effect adjustment from adoption of ASU 2016-13 (1)	76	153	—	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	430	337	—	767
(Reversal of) provision for loan losses	617	226	—	843
Loans charged-off	(221)	(157)	—	(378)
Recoveries of loans previously charged-off	25	16	—	41
Allowance for loan losses, end of period	$851	$422	$—	$1,273

(1)For further information see Note 1 to these consolidated financial statements.

	For the Year Ended December 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses, beginning of period	$359	$110	$5	$474
(Reversal of) provision for loan losses	124	164	(5)	283
Loans charged-off	(158)	(98)	—	(256)
Recoveries of loans previously charged-off	29	8	—	37
Allowance for loan losses, end of period	$354	$184	$—	$538

The following tables show the allowance for loan losses and related loan balances by portfolio segment as of December 31, 2019.

	December 31, 2019
(Dollars in millions)	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$43	$12	$—	$55
Collectively evaluated for impairment	311	172	—	483
Total allowance for loan losses	$354	$184	$—	$538

Loans held for investment:
Individually evaluated for impairment	$436	$246	$—	$682
Collectively evaluated for impairment	45,309	42,222	—	87,531
Total loans held for investment	$45,745	$42,468	$—	$88,213

Note 3—Loans and Allowance for Loan Losses (Continued)
Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of December 31, 2020 and 2019. The nonaccrual loans all have related allowance for credit losses accrued as of December 31, 2020.

(Dollars in millions)	December 31, 2020	December 31, 2019
Commercial and industrial	$182	$175
Commercial mortgage	317	15
Construction	28	—
Total commercial portfolio	527	190
Residential mortgage and home equity	183	137
Other consumer	1	1
Total consumer portfolio	184	138
Total nonaccrual loans	$711	$328
Troubled debt restructured loans that continue to accrue interest	$212	$392
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$279	$171

The following tables show the aging of the balance of loans held for investment by class as of December 31, 2020 and 2019.

	December 31, 2020
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$32,101	$76	$73	$149	$32,250
Commercial mortgage	15,983	128	133	261	16,244
Construction	1,634	21	—	21	1,655
Total commercial portfolio	49,718	225	206	431	50,149
Residential mortgage and home equity	28,815	156	63	219	29,034
Other consumer	2,943	26	14	40	2,983
Total consumer portfolio	31,758	182	77	259	32,017
Total loans held for investment	$81,476	$407	$283	$690	$82,166

	December 31, 2019
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$27,241	$37	$61	$98	$27,339
Commercial mortgage	16,858	34	3	37	16,895
Construction	1,511	—	—	—	1,511
Total commercial portfolio	45,610	71	64	135	45,745
Residential mortgage and home equity	37,788	179	51	230	38,018
Other consumer	4,400	33	17	50	4,450
Total consumer portfolio	42,188	212	68	280	42,468
Total loans held for investment	$87,798	$283	$132	$415	$88,213

Note 3—Loans and Allowance for Loan Losses (Continued)
Loans held for investment 90 days or more past due and still accruing interest totaled $45 million and $20 million at December 31, 2020 and 2019, respectively. The following table presents the loans that are 90 days or more past due, but are not on nonaccrual status, by loan class.

(Dollars in millions)	December 31, 2020	December 31, 2019
Commercial and industrial	$13	$3
Commercial mortgage	11	—
Total commercial portfolio	24	3
Residential mortgage and home equity	7	—
Other consumer	14	17
Total consumer portfolio	21	17
Total loans that are 90 days or more past due and still accruing	$45	$20
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

Note 3—Loans and Allowance for Loan Losses (Continued)
The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	December 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Commercial and industrial:
Pass	$6,444	$2,207	$1,592	$990	$697	$1,477	$15,693	$29,100
Criticized:
Special Mention	30	182	128	64	30	96	724	1,254
Classified	79	76	155	41	1	35	471	858
Total	6,553	2,465	1,875	1,095	728	1,608	16,888	31,212
Commercial mortgage:
Pass	1,636	3,730	2,778	1,708	1,527	3,180	65	14,624
Criticized:
Special Mention	16	109	245	44	54	194	15	677
Classified	1	102	351	8	69	412	—	943
Total	1,653	3,941	3,374	1,760	1,650	3,786	80	16,244
Construction:
Pass	305	717	321	74	—	2	24	1,443
Criticized:
Special Mention	1	12	108	36	8	—	—	165
Classified	—	—	21	9	—	17	—	47
Total	306	729	450	119	8	19	24	1,655
Lease financing:
Pass	387	140	1	—	48	462	—	1,038
Criticized:
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	387	140	1	—	48	462	—	1,038
Total commercial portfolio	$8,899	$7,275	$5,700	$2,974	$2,434	$5,875	$16,992	$50,149
Percentage of total	17%	15%	11%	6%	5%	12%	34%	100%

	December 31, 2019
		Criticized
(Dollars in millions)	Pass	Special Mention	Classified	Total
Commercial and industrial	$26,210	$636	$493	$27,339
Commercial mortgage	16,569	114	212	16,895
Construction	1,399	50	62	1,511
Total commercial portfolio	$44,178	$800	$767	$45,745

Note 3—Loans and Allowance for Loan Losses (Continued)
The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment, which exclude $3 million of loans covered by FDIC loss share agreements at December 31, 2019.

Payment Status	December 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
Accrual	$4,067	$4,284	$2,738	$5,354	$5,027	$6,363	$1,018	$28,851
Nonaccrual	—	7	5	11	10	142	8	183
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Other consumer:
Accrual	606	1,639	421	29	3	31	253	2,982
Nonaccrual	—	—	—	—	—	1	—	1
Total	606	1,639	421	29	3	32	253	2,983
Total consumer portfolio	$4,673	$5,930	$3,164	$5,394	$5,040	$6,537	$1,279	$32,017
Percentage of total	15%	18%	10%	17%	16%	20%	4%	100%

	December 31, 2019
(Dollars in millions)	Accrual	Nonaccrual	Total
Residential mortgage and home equity	$37,878	$137	$38,015
Other consumer	4,449	1	4,450
Total consumer portfolio	$42,327	$138	$42,465

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

Note 3—Loans and Allowance for Loan Losses (Continued)
The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at December 31, 2020 and 2019. The December 31, 2019 amounts presented reflect unpaid principal balances less partial charge-offs.

FICO Scores	December 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
720 and Above	$3,623	$3,796	$2,265	$4,527	$4,390	$5,083	$821	$24,505
Below 720	419	477	460	762	609	1,121	192	4,040
No FICO Available(1)	25	18	18	76	38	301	13	489
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Other consumer loans:
720 and Above	392	967	258	18	2	5	120	1,762
Below 720	214	672	163	11	1	2	131	1,194
No FICO Available(1)	—	—	—	—	—	25	2	27
Total	606	1,639	421	29	3	32	253	2,983
Total consumer portfolio	$4,673	$5,930	$3,164	$5,394	$5,040	$6,537	$1,279	$32,017
Percentage of total	15%	18%	10%	17%	16%	20%	4%	100%

(1)Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

	December 31, 2019
	FICO scores
(Dollars in millions)	720 and Above	Below 720	No FICO Available(1)	Total
Residential mortgage and home equity	$31,441	$5,742	$454	$37,637
Other consumer	2,567	1,841	3	4,411
Total consumer portfolio	$34,008	$7,583	$457	$42,048
Percentage of total	81%	18%	1%	100%

(1)Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

LTV Ratios	December 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
80% or below	$3,924	$4,157	$2,631	$5,339	$5,032	$6,455	$961	$28,499
80% to 100%	139	133	111	25	4	23	61	496
100% or more	—	—	—	—	—	2	—	2
No LTV Available(1)	4	1	1	1	1	25	4	37
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Total consumer portfolio	$4,067	$4,291	$2,743	$5,365	$5,037	$6,505	$1,026	$29,034
Percentage of total	14%	15%	9%	18%	17%	23%	4%	100%

(1)Represents loans for which management was not able to obtain refreshed property values.

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

(1)Represents loans for which management was not able to obtain refreshed property values.

Troubled Debt Restructurings
The following table provides a summary of the Company's recorded investment in TDRs as of December 31, 2020 and 2019. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $24 million and $61 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of December 31, 2020 and 2019, respectively.

(Dollars in millions)	December 31, 2020	December 31, 2019
Commercial and industrial	$73	$140
Commercial mortgage	140	168
Construction	28	62
Total commercial portfolio	241	370
Residential mortgage and home equity	248	192
Other consumer	2	1
Total consumer portfolio	250	193
Total restructured loans	$491	$563
In 2020, TDR modifications in the commercial portfolio segment were primarily composed of maturity extensions and conversions of revolving lines of credit into fixed terms. In the consumer portfolio segment, modifications were largely composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for 2020 or 2019. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.
On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19-related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At December 31, 2020, $1.0 billion of modified commercial loans and $1.4 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

Note 3—Loans and Allowance for Loan Losses (Continued)
The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the years ended December 31, 2020 and 2019.

	For the Year Ended December 31, 2020		For the Year Ended December 31, 2019
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$108	$107	$170	$172
Commercial mortgage	4	5	129	125
Total commercial portfolio	112	112	299	297
Residential mortgage and home equity	100	100	11	11
Total consumer portfolio	100	100	11	11
Total	$212	$212	$310	$308

(1)Represents the recorded investment in the loan immediately prior to the restructuring event.
(2)Represents the recorded investment in the loan immediately following the restructuring event. It includes the effect of paydowns that were required as part of the restructuring terms.

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the years ended December 31, 2020 and 2019, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Commercial and industrial	$29	$40
Commercial mortgage	1	1
Total commercial portfolio	30	41
Residential mortgage and home equity	1	1
Total consumer portfolio	1	1
Total	$31	$42
For loans in the consumer portfolio in which impairment is measured using the present value of expected future cash flows discounted at the loan’s effective interest rate, historical payment defaults and the propensity to redefault are some of the factors considered when determining the allowance for loan losses.

Note 3—Loans and Allowance for Loan Losses (Continued)
Loan Concentrations
The Company's most significant concentrations of credit risk within its loan portfolio include residential mortgage loans, commercial real estate loans, and commercial and industrial loans made to the financial and insurance industries, power and utilities industry, manufacturing industry, and wholesale trade. At December 31, 2020, the Company had $27 billion in residential mortgage loans, substantially all of which were made to borrowers in California. The Company had $17 billion in loans made to the commercial real estate industry and an additional $4 billion in unfunded commitments. At December 31, 2020, the Company had $10 billion in loans made to the financial and insurance industries and an additional $9 billion in unfunded commitments. At December 31, 2020, the Company had $4 billion in loans made to the power and utilities industry and an additional $6 billion in unfunded commitments. At December 31, 2020, the Company had $4 billion in loans made to the manufacturing industry and an additional $5 billion in unfunded commitments. At December 31, 2020, the Company had $3 billion in loans made to the wholesale trade industry and an additional $2 billion in unfunded commitments.
Note 4—Other Assets
Other Assets
The following table shows the balances of other assets as of December 31, 2020 and 2019.

(Dollars in millions)	December 31, 2020	December 31, 2019
Other investments	$2,721	$3,033
Premises and equipment, net	650	656
Software	607	527
Intangible assets	313	531
Other	5,625	5,453
Total other assets	$9,916	$10,200

Note 5—Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill during 2020 and 2019 are shown in the table below.

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUFG Fund Services	Total
Goodwill, December 31, 2018	$2,134	$840	$251	$76	$3,301
Goodwill acquired during the year	59	18	—	—	77
Impairment losses	(1,423)	(191)	—	—	(1,614)
Goodwill, December 31, 2019
Goodwill	2,193	858	251	76	3,378
Accumulated impairment losses	(1,423)	(191)	—	—	(1,614)
	770	667	251	76	1,764
Transfers	—	86	(86)	—	—
Impairment losses	(87)	(270)	—	—	(357)
Goodwill, December 31, 2020
Goodwill	2,193	944	165	76	3,378
Accumulated impairment losses	(1,510)	(461)	—	—	(1,971)
	$683	$483	$165	$76	$1,407

The Company performs goodwill impairment tests on an annual basis as of April 1, and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. The Company estimates the fair value of its reporting units using

Note 5—Goodwill and Other Intangible Assets (Continued)
a combination of income and market approaches. The income approach estimates the fair value of the reporting units by discounting management’s projections of each reporting unit’s cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results, using a discount rate derived from the Capital Asset Pricing Model. The market approach incorporates comparable public company price to tangible book value and price to earnings multiples.

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

During the third quarter of 2020, due to revisions to multiples used in the market approach component of its fair value estimation, the Company initiated an interim quantitative impairment test of goodwill allocated to two of its reporting units: Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking - U.S. Due largely to increases in observed market discount rates, the Company recorded an impairment charge of $357 million, which represented a portion of the goodwill allocated to the Global Corporate & Investment Banking - U.S. and Commercial Banking and Real Estate Industries reporting units, which have $483 million and $640 million allocated goodwill remaining after the impairment, respectively. The impairment charge did not result in a cash outflow and did not significantly affect the regulatory capital ratios or the Company’s liquidity position as of December 31, 2020.
Intangible Assets
The table below reflects the Company's identifiable intangible assets and accumulated amortization at December 31, 2020 and 2019.

	December 31, 2020			December 31, 2019
(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$565	$(547)	$18	$565	$(543)	$22
Trade names	115	(38)	77	115	(35)	80
Customer relationships	198	(91)	107	238	(79)	159
Other(1)	13	(13)	—	13	(13)	—
Total intangible assets with a definite useful life	$891	$(689)	$202	$931	$(670)	$261

(1)December 31, 2020 and December 31, 2019 exclude $110 million and $270 million, respectively, of mortgage servicing rights accounted for at fair value.
Total amortization expense for 2020, 2019 and 2018 was $20 million, $34 million and $26 million, respectively.

Note 5—Goodwill and Other Intangible Assets (Continued)
Estimated future amortization expense at December 31, 2020 is as follows:

(Dollars in millions)	Core Deposit Intangibles	Trade Name	Customer Relationships	Total Identifiable Intangible Assets
Years ending December 31, :
2021	$4	$3	$9	$16
2022	4	3	9	16
2023	2	3	8	13
2024	2	3	8	13
2025	2	3	7	12
Thereafter	4	62	66	132
Total estimated amortization expense	$18	$77	$107	$202

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at December 31, 2020 and 2019.

	December 31, 2020
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$81	$81	$16	$16
Leasing investments	—	310	111	421	5	5
Total consolidated VIEs	$—	$310	$192	$502	$21	$21

	December 31, 2019
	Consolidated Assets				Consolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$—	$96	$96	$36	$36
Leasing investments	—	349	117	466	9	9
Total consolidated VIEs	$—	$349	$213	$562	$45	$45

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

Note 6—Variable Interest Entities (Continued)
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
Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at December 31, 2020 and 2019. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During 2020, 2019, and 2018, the Company had noncash increases in unfunded commitments on LIHC investments of $79 million, $43 million and $87 million, respectively, included within other liabilities.

	December 31, 2020
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$26	$256	$831	$1,113	$209	$209	$1,113
Renewable energy investments	—	—	—	1,215	1,215	—	—	1,235
Other investments	—	—	—	88	88	4	4	187
Total unconsolidated VIEs	$—	$26	$256	$2,134	$2,416	$213	$213	$2,535

	December 31, 2019
	Unconsolidated Assets					Unconsolidated Liabilities
(Dollars in millions)	Interest Bearing Deposits in Banks	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$—	$27	$219	$872	$1,118	$148	$148	$1,118
Renewable energy investments	—	—	—	1,256	1,256	—	—	1,276
Other investments	—	—	13	69	82	4	4	163
Total unconsolidated VIEs	$—	$27	$232	$2,197	$2,456	$152	$152	$2,557
LIHC Investments
The Company makes investments in partnerships and funds formed by third parties. The primary purpose of the partnerships and funds is to invest in low-income housing units and distribute tax credits and tax benefits associated with the underlying properties to investors. The Company is a limited partner investor and is allocated tax credits and deductions, but has no voting or other rights to direct the activities of the funds or partnerships, and therefore is not considered the primary beneficiary and does not consolidate these

Note 6—Variable Interest Entities (Continued)
investments.

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018:

	For the Years Ended December 31,
	2020	2019	2018
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$4	$6	$7
Amortization of LIHC investments included in income tax expense	124	130	136
Tax credits and other tax benefits from LIHC investments included in income tax expense	156	178	180

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
Note 7—Deposits
The aggregate amount of time deposits that meet or exceed the FDIC insurance limit was $3.7 billion and $7.5 billion at December 31, 2020 and 2019, respectively.
At December 31, 2020, the Company had $7.4 billion in interest bearing time deposits. Maturity information for all interest bearing time deposits is summarized below.

(Dollars in millions)	December 31, 2020
Due in one year or less	$6,677
Due after one year through two years	549
Due after two years through three years	83
Due after three years through four years	76
Due after four years through five years	34
Due after five years	—
Total	$7,419

Note 8—Securities Financing Arrangements
The Company enters into repurchase agreements and securities lending agreements to facilitate customer match-book activity, cover short positions and fund the Company's trading inventory. The Company manages credit exposure from certain transactions by entering into master netting agreements and collateral arrangements with counterparties. The relevant agreements allow for the efficient closeout of the transaction, liquidation and set-off of collateral against the net amount owed by the counterparty following a default. Under these agreements and transactions, the Company either receives or provides collateral in the form of securities. In many cases, the Company is permitted to sell or repledge these securities held as collateral and use the securities to secure repurchase agreements or enter into securities lending transactions. In certain cases, the Company may agree for collateral to be posted to a third party custodian under a tri-party arrangement that enables the Company to take control of such collateral in the event of a counterparty

Note 8—Securities Financing Arrangements (Continued)

default. Default events generally include, among other things, failure to pay, insolvency or bankruptcy of a counterparty. For additional information related to securities pledged and received as collateral, see Note 2 to these consolidated financial statements.

The following table presents the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of December 31, 2020 and December 31, 2019.

	December 31, 2020					December 31, 2019
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase:
U.S. Treasury and government agencies	$—	$14,642	$296	$—	$14,938	$12,219	$2,237	$385	$102	$14,943
Mortgage-backed:
U.S. agencies	—	8,069	5,465	—	13,534	5,322	1,582	7,126	—	14,030
Corporate debt	—	676	756	—	1,432	688	24	1,161	—	1,873
Other debt	—	401	377	—	778	327	—	533	—	860
Equity	—	1,377	1,067	—	2,444	1,400	349	456	—	2,205
Total	$—	$25,165	$7,961	$—	$33,126	$19,956	$4,192	$9,661	$102	$33,911
Securities loaned:
Corporate bonds	$1	$—	$—	$—	$1	$2	$—	$—	$—	$2
Other debt	11	—	241	—	252	—	—	—	—	—
Equity	366	243	—	—	609	257	236	—	—	493
Total	$378	$243	$241	$—	$862	$259	$236	$—	$—	$495

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

The following tables present the offsetting of financial assets and liabilities as of December 31, 2020 and December 31, 2019.

	December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,313	$432	$1,881	$38	$—	$1,843
Securities borrowed or purchased under resale agreements	24,435	6,827	17,608	17,539	—	69
Total	$26,748	$7,259	$19,489	$17,577	$—	$1,912
Financial Liabilities:
Derivative liabilities	$1,029	$675	$354	$174	$—	$180
Securities loaned or sold under repurchase agreements	33,988	6,827	27,161	26,063	—	1,098
Total	$35,017	$7,502	$27,515	$26,237	$—	$1,278

	December 31, 2019
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,233	$264	$969	$26	$—	$943
Securities borrowed or purchased under resale agreements	29,483	5,540	23,943	23,844	—	99
Total	$30,716	$5,804	$24,912	$23,870	$—	$1,042
Financial Liabilities:
Derivative liabilities	$523	$306	$217	$129	$1	$87
Securities loaned or sold under repurchase agreements	34,406	5,540	28,866	27,957	—	909
Total	$34,929	$5,846	$29,083	$28,086	$1	$996

Note 9—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings:

(Dollars in millions)	December 31, 2020	December 31, 2019
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 0.16% and 1.98% at December 31, 2020 and December 31, 2019, respectively	$23	$58
Federal Home Loan Bank advances, with a weighted average interest rate of 1.86% at December 31, 2019	—	6,100
Total debt issued by MUB	23	6,158
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with weighted average interest rates of 0.60% and 2.27% at December 31, 2020 and December 31, 2019, respectively	9	69
Short-term debt due to affiliates, with weighted average interest rates of (-0.08)% and (-0.10)% at December 31, 2020 and December 31, 2019, respectively	78	257
Total debt issued by other MUAH subsidiaries	87	326
Total commercial paper and other short-term borrowings	$110	$6,484
At December 31, 2020, commercial paper outstanding had a weighted average remaining maturity of 129 days. The short-term debt due to MUFG Bank, Ltd. had a weighted average remaining maturity of 88 days and the short-term debt due to affiliates had a weighted average remaining maturity of 260 days.
Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD $1.6 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or U.S. Dollars. Japanese Yen denominated borrowings include an extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At December 31, 2020, MUSA had JPY 8 billion (USD $77 million equivalent) drawn under this facility.

Note 10—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	December 31, 2020	December 31, 2019
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$399	$399
Fixed rate 3.00% notes due February 2025	398	397
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2022. This note, which bore interest at 0.90% above 3-month LIBOR, had a rate of 3.03% at December 31, 2019	—	3,250
Floating rate debt due December 2022. This note, which bore interest at 0.97% above 3-month LIBOR, had a rate of 3.07% at December 31, 2019	—	125
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 1.23% at December 31, 2020 and 3.12% at December 31, 2019	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.94% above 3-month LIBOR, had a rate of 1.15% at December 31, 2020 and 2.82% at December 31, 2019	1,765	1,765
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at December 31, 2020 and 0.76% at December 31, 2019	27	24
Floating rate debt due March 2024. This note, which bears interest at 0.76% above 3-month LIBOR, had a rate of 0.98% at December 31, 2020	775	—
Floating rate debt due June 2024. This note, which bears interest at 0.79% above 3-month LIBOR, had a rate of 1.00% at December 31, 2020	750	—
Floating rate debt due September 2024. This note, which bears interest at 0.82% above 3-month LIBOR, had a rate of 1.03% at December 31, 2020	750	—
Floating rate debt due December 2024. This note, which bears interest at 0.84% above 3-month LIBOR, had a rate of 1.06% at December 31, 2020	750	—
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 1.92% at December 31, 2020 and 3.59% at December 31, 2019	37	37
Total debt issued by MUAH	7,276	7,622
Debt issued by MUB
Senior debt:
Fixed rate 2.10% notes due December 2022.	699	698
Floating rate debt due December 2022. These notes which bear interest at 0.71% above the Secured Overnight Financing Rate had a rate of 0.78% at December 31, 2020 and 2.26% at December 31, 2019	300	300
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 0.83% at December 31, 2020 and 2.49% at December 31, 2019	300	300
Variable rate FHLB of San Francisco advances due November 2020. These notes had a combined weighted average rate of 1.90% at December 31, 2019	—	1,100
Fixed rate 3.15% notes due April 2022	998	998
Fixed rate FHLB of San Francisco advances due between November 2021 and April 2025. These notes bear a combined weighted average rate of 2.76% at December 31, 2020 and 2.95% at December 31, 2019	4,575	5,500
Other	12	13
Total debt issued by MUB	6,884	8,909
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various floating rate borrowings due between December 2020 and May 2021. These notes, which bore interest above 3-month LIBOR had a weighted average interest rate of 1.94% at December 31, 2019	—	250
Various fixed rate borrowings due between January 2021 and September 2027 with a weighted average interest rate of 1.48% (between 1.23% and 2.44%) at December 31, 2020 and 2.22% (between 1.68% and 2.44%) at December 31, 2019	323	137
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 0.51% at December 31, 2020 and 2.17% at December 31, 2019	3	3
Fixed rate non-recourse borrowings due between March 2021 and July 2023 which had an interest rate of 3.15% (between 1.96% and 3.72%) at December 31, 2020 and 3.07% (between 1.96% and 3.72%) at December 31, 2019	119	166
Other non-recourse debt:
Various floating rate non-recourse borrowings due December 2023. These notes, which bore interest above 1- or 3-month LIBOR, had a weighted average interest rate of 3.93% at December 31, 2019	—	13
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at December 31, 2020 and 5.34% December 31, 2019	26	29
Total debt issued by other MUAH subsidiaries	471	598
Total long-term debt	$14,631	$17,129

Note 10—Long-Term Debt (Continued)
A summary of maturities for the Company's long-term debt at December 31, 2020 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2021	$—	$1,925	$51	$1,976
2022	399	2,796	38	3,233
2023	3,417	1,550	106	5,073
2024	3,025	—	—	3,025
2025	398	601	—	999
Thereafter	37	12	276	325
Total long-term debt	$7,276	$6,884	$471	$14,631
Senior Debt
Certain debt issuances are repayable prior to maturity at the Company’s option at a redemption price equal to 100% of par plus accrued interest, plus a make-whole premium. MUAH senior debt was issued under a shelf registration statement with the SEC, which expired as of January 29, 2018.
In December 2019, MUB issued $300 million of floating rate senior bank notes and $700 million of 2.10% senior bank notes. In March 2019, MUB issued $300 million of floating rate senior bank notes and $1.0 billion of 3.15% senior bank notes. These notes were issued as part of MUB's $12 billion bank note program under which MUB may issue, from time to time, senior and subordinated unsecured debt obligations. At December 31, 2020, there was $3.6 billion available for issuance under the program. MUB does not have any firm commitments in place to sell notes under this program.
MUAH Senior Debt due to MUFG Bank, Ltd.

In December 2018, MUAH entered into a Master Internal Total Loss Absorbing Capacity Loan Agreement with MUFG Bank, Ltd. to comply with the Federal Reserve’s TLAC rule (12 CFR Section 252.165). MUAH may prepay the notes, in whole or in part, two years prior to the stated maturities. The outstanding principal of the notes can be declared due and payable immediately, together with any accrued and unpaid interest, in the event of liquidation, insolvency or similar proceeding with respect to MUAH or all or substantially all of its property. As the TLAC long-term debt is repaid and refinanced from time to time, it is expected that such debt will be replaced by new TLAC long-term debt of similar terms. Under certain circumstances, the Federal Reserve may issue a conversion order pursuant to the TLAC rule (12 CFR Section 252.163) that would result in the conversion of any then-outstanding note, in whole or in part, to MUAH equity issued to MUFG Bank, Ltd.

Senior Debt due to MUFG Bank, Ltd. by other MUAH subsidiaries

MUAH’s subsidiaries also borrow on a long-term basis from MUFG Bank, Ltd. At December 31, 2020,$323 million of senior debt issued to MUFG Bank, Ltd. was fixed rate, amortizing funding tied to specific assets owned by MUAH’s subsidiaries.

FHLB Senior Debt
The Bank borrows periodically from the FHLB on a medium-term basis. The advances are secured by certain of the Bank's assets and bear either a fixed or a floating interest rate. The floating rates are tied to the three-month LIBOR plus a spread, reset every 90 days. As of December 31, 2020 and December 31, 2019, the Bank had $34.7 billion and $45.3 billion of pledged loans, respectively, as collateral for short-term and medium-term advances from the FHLB and the Federal Reserve Bank.
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
Securities Available for Sale:    Securities available for sale are recorded at fair value based on readily available quoted market prices, if available. When available, these securities are classified as Level 1. If such quoted market prices are not available, management utilizes third-party pricing services and broker quotations from dealers in the specific instruments. These securities are classified as Level 2 and include U.S. Treasuries, U.S. government-sponsored agencies, RMBS and CMBS, CLOs, and certain other debt securities. If no market prices or broker quotes are available, internal pricing models are used. To the extent possible, these pricing model valuations utilize observable market inputs obtained for similar securities. Typical inputs include LIBOR and U.S. Treasury yield curves, benchmark yields, consensus prepayment estimates and credit spreads. When pricing model valuations use significant unobservable inputs, the securities are classified as Level 3. These other debt securities primarily include direct bank purchase bonds. The valuation of these securities is based upon a return on equity method, which incorporates a market-required return on capital, probability of default and loss severity.
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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
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
Nonrecurring Fair Value Measurements:
Loans Held for Investment:    A collateral-dependent individually assessed loan may be measured based on a loan's observable market price or the underlying collateral securing the loan, which approximates fair value. Collateral may be real estate or business assets, including equipment. The value of collateral is determined based on independent appraisals. Appraised values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and management's knowledge of the client and the client's business. The loan's market price is determined using market pricing for similar assets, adjusted for management judgment. These loans are reviewed and evaluated at least quarterly for additional impairment and adjusted accordingly. Loans that are adjusted to fair value based on underlying collateral or the loan's market price are classified as Level 3.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
Fair Value Measurements on a Recurring Basis
The following tables present financial assets and financial liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019, by major category and by valuation hierarchy level.

	December 31, 2020					December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$3,118	$—	$—	$3,118	$—	$2,393	$—	$—	$2,393
Mortgage-backed:
U.S. agencies	—	8,936	—	—	8,936	—	5,376	—	—	5,376
Corporate debt	—	838	—	—	838	—	1,212	—	—	1,212
Other debt	—	354	—	—	354	—	306	—	—	306
Equity	925	—	—	—	925	127	—	—	—	127
Derivative contracts	20	2,277	1	(431)	1,867	16	1,195	8	(256)	963
Total trading account assets	945	15,523	1	(431)	16,038	143	10,482	8	(256)	10,377
Securities available for sale:
U.S. Treasury and government agencies	—	4,473	—	—	4,473	—	5,438	—	—	5,438
Mortgage-backed:
U.S. agencies	—	5,922	—	—	5,922	—	5,468	—	—	5,468
Residential - non-agency	—	539	—	—	539	—	762	—	—	762
Commercial - non-agency	—	4,473	16	—	4,489	—	3,471	18	—	3,489
Collateralized loan obligations	—	1,367	—	—	1,367	—	1,491	—	—	1,491
Direct bank purchase bonds	—	—	930	—	930	—	—	936	—	936
Other	—	11	528	—	539	—	28	177	—	205
Total securities available for sale	—	16,785	1,474	—	18,259	—	16,658	1,131	—	17,789
Other assets:
Mortgage servicing rights	—	—	110	—	110	—	—	270	—	270
Loans held for sale	—	—	43	—	43	—	—	42	—	42
Derivative contracts	—	2	13	(1)	14	—	10	4	(8)	6
Equity securities	20	—	—	—	20	10	—	—	—	10
Total other assets	20	2	166	(1)	187	10	10	316	(8)	328
Total assets	$965	$32,310	$1,641	$(432)	$34,484	$153	$27,150	$1,455	$(264)	$28,494
Percentage of total	3%	93%	5%	(1)%	100%	1%	95%	5%	(1)%	100%
Percentage of total Company assets	1%	19%	1%	—%	21%	—%	16%	1%	—%	17%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$2,359	$—	$—	$2,359	$—	$2,299	$—	$—	$2,299
Corporate debt	—	483	—	—	483	—	646	—	—	646
Other debt	—	—	—	—	—	—	4	—	—	4
Equity	144	—	—	—	144	105	—	—	—	105
Derivatives contracts	58	962	1	(674)	347	11	499	8	(306)	212
Total trading account liabilities	202	3,804	1	(674)	3,333	116	3,448	8	(306)	3,266
Other liabilities:
FDIC clawback liability	—	—	—	—	—	—	—	121	—	121
Derivatives contracts	—	3	4	(1)	6	—	2	3	—	5
Total other liabilities	—	3	4	(1)	6	—	2	124	—	126
Total liabilities	$202	$3,807	$5	$(675)	$3,339	$116	$3,450	$132	$(306)	$3,392
Percentage of total	6%	114%	—%	(20)%	100%	3%	102%	4%	(9)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%	—%	2%	—%	—%	2%

(1)Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
The following tables present a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020 and 2019. Level 3 securities available for sale at December 31, 2020 and 2019 largely consist of direct bank purchase bonds.

	For the Year Ended
	December 31, 2020					December 31, 2019
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$8	$1,131	$316	$(8)	$(124)	$13	$1,331	$277	$(13)	$(118)
Total gains (losses) - (realized/unrealized):
Included in income before taxes	(2)	—	(166)	2	(2)	4	—	(88)	(4)	(6)
Included in other comprehensive income	—	13	—	—	—	—	31	—	—	—
Purchases/additions	—	382	16	—	—	—	57	396	—	—
Sales	—	—	—	—	—	—	—	(269)	—	—
Settlements	(5)	(52)	—	5	122	(9)	(288)	—	9	—
Asset (liability) balance, end of period	$1	$1,474	$166	$(1)	$(4)	$8	$1,131	$316	$(8)	$(124)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$(2)	$—	$(166)	$2	$(2)	$4	$—	$(103)	$(4)	$(6)
The following table presents information about significant unobservable inputs related to the Company's significant Level 3 assets and liabilities at December 31, 2020.

	December 31, 2020
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$930	Return on equity	Market-required return on capital	8.0-10.0%	10.0%
			Probability of default	0.0-8.0	0.4
			Loss severity	10.0-65.0	21.7

Other	$528	Discounted cash flow	Discount rate	1.1-4.5	3.5
			Liquidity adjustment	0.8-3.2	2.4
The direct bank purchase bonds generally use a return on equity valuation technique. This technique uses significant unobservable inputs such as market-required return on capital, probability of default and loss severity. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.
Other securities available for sale generally use a discounted cash flow valuation technique. This technique uses significant unobservable inputs such as discount rate and liquidity adjustment. Increases (decreases) in any of these inputs in isolation would result in a lower (higher) fair value measurement.

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the years ended December 31, 2020 and 2019 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	December 31, 2020				For the Year Ended December 31, 2020
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$187	$—	$—	$187	$(134)
Goodwill (1)	1,407	—	—	1,407	(357)
Other assets	89	—	—	89	(72)
Total	$1,683	$—	$—	$1,683	$(563)

(1)For further information, see Note 5 to these consolidated financial statements.

	December 31, 2019				For the Year Ended December 31, 2019
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$64	$—	$—	$64	$(20)
Goodwill (1)	1,764	—	—	1,764	(1,614)
Other assets	301	—	—	301	(36)
Total	$2,129	$—	$—	$2,129	$(1,670)

(1)For further information, see Note 5 to these consolidated financial statements.
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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
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

Note 11—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level as of December 31, 2020 and 2019.

	December 31, 2020
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$16,414	$16,414	$16,414	$—	$—
Securities borrowed or purchased under resale agreements	17,608	17,607	—	17,607	—
Securities held to maturity	7,311	7,532	—	7,532	—
Loans held for investment (1)	79,873	81,528	—	—	81,528
Other assets	31	31	31	—	—
Liabilities
Time deposits	$7,419	$7,451	$—	$7,451	$—
Securities loaned or sold under repurchase agreements	27,161	27,161	—	27,161	—
Commercial paper and other short-term borrowings	110	110	—	110	—
Long-term debt	14,631	14,973	—	14,973	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$40	$313	$—	$—	$313

(1)Excludes lease financing. The carrying amount is net of the allowance for loan losses.

	December 31, 2019
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9,641	$9,641	$9,641	$—	$—
Securities borrowed or purchased under resale agreements	23,943	23,946	—	23,946	—
Securities held to maturity	9,421	9,508	—	9,508	—
Loans held for investment (1)	86,687	87,506	—	—	87,506
Other assets	54	54	54	—	—
Liabilities
Time deposits	$15,651	$15,691	$—	$15,691	$—
Securities loaned or sold under repurchase agreements	28,866	28,866	—	28,866	—
Commercial paper and other short-term borrowings	6,484	6,484	—	6,484	—
Long-term debt	17,129	17,344	—	17,344	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$87	$280	$—	$—	$280

(1)Excludes lease financing. The carrying amount is net of the allowance for loan losses.

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
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments at December 31, 2020 and December 31, 2019. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	December 31, 2020			December 31, 2019
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$9,509	$—	$1	$13,319	$—	$—
Not designated as hedging instruments:
Trading:
Interest rate contracts	193,326	1,890	754	214,805	981	446
Commodity contracts	4	—	—	9	—	—
Foreign exchange contracts	14,189	392	215	11,219	230	64
Equity contracts	1,599	16	51	72	8	8
Other contracts	51	—	1	72	—	—
Total Trading	209,169	2,298	1,021	226,177	1,219	518
Other risk management	1,548	15	7	1,948	14	5
Total derivative instruments	$220,226	$2,313	$1,029	$241,444	$1,233	$523

We recognized net gains of $28 million, net gains of $2 million and net losses of $4 million on other risk management derivatives for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in other noninterest income.
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
The Company used interest rate derivatives with an aggregate notional amount of $9.5 billion at December 31, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. The Company used interest rate derivatives with an aggregate notional amount of $9 million at December 31, 2020 to hedge the risk of changes in cash flows attributable to changes in the designated interest rate on LIBOR indexed short-term borrowings. At December 31, 2020, the weighted average remaining life of the active cash flow hedges was 2.7 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At December 31, 2020, the Company expects to reclassify approximately $106 million of income from AOCI as an increase to net interest income during the twelve months ending December 31, 2021. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to December 31, 2020.
The following table presents the amount and location of the net gains and losses recorded in the Company's consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the years ended December 31, 2020, 2019 and 2018:

	Gains (Losses) Recognized in OCI				Gains (Losses) Reclassified from AOCI into Income				Gains (Losses) Recognized in Income (Ineffective Portion)
	For the Year Ended December 31,				For the Year Ended December 31,				For the Year Ended December 31,
(Dollars in millions)	2020	2019	2018	Location	2020	2019	2018	Location	2018
Derivatives in cash flow hedging relationships
				Interest income	$34	$(91)	$(34)
Interest rate contracts	$465	$51	$(96)	Interest expense	—	—	—	Noninterest expense	$(1)
Total	$465	$51	$(96)		$34	$(91)	$(34)		$(1)

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

Note 12—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the years ended December 31, 2020, 2019 and 2018:

	Gains (Losses) Recognized in Income on Trading Derivatives
	For the Years Ended
(Dollars in millions)	December 31, 2020	December 31, 2019	December 31, 2018
Trading derivatives
Interest rate contracts	$(83)	$(93)	$95
Equity contracts	(23)	6	36
Foreign exchange contracts	61	51	44
Total	$(45)	$(36)	$175
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

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2020
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$465	$(122)	$343
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(34)	9	(25)
Net change	431	(113)	318
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	763	(200)	563
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(144)	38	(106)
Amortization of net unrealized (gains) losses on held to maturity securities	38	(10)	28
Net change	657	(172)	485
Pension and other benefits:
Amortization of prior service credit(1)	(27)	7	(20)
Recognized net actuarial (gain) loss(1)	112	(29)	83
Pension and other benefits arising during the year	13	(4)	9
Net change	98	(26)	72
Net change in AOCI	$1,186	$(311)	$875

(1)These amounts are included in the computation of net periodic pension cost. For additional information, see Note 15 to these consolidated financial statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Year Ended December 31, 2019
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$51	$(13)	$38
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	91	(24)	67
Net change	142	(37)	105
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	385	(101)	284
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(39)	10	(29)
Amortization of net unrealized (gains) losses on held to maturity securities	33	(8)	25
Net change	379	(99)	280
Pension and other benefits:
Amortization of prior service credit (1)	(40)	11	(29)
Recognized net actuarial (gain) loss(1)	74	(20)	54
Pension and other benefits arising during the year	70	(19)	51
Net change	104	(28)	76
Other	1	—	1
Net change in AOCI	$626	$(164)	$462

(1)These amounts are included in the computation of net periodic pension cost. For additional information, see Note 15 to these consolidated financial statements.

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

(1)These amounts are included in the computation of net periodic pension cost. For additional information, see Note 15 to these consolidated financial statements.

Note 13—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustment	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2017	$(174)	$(233)	$(19)	$(600)	$—	$(1,026)
Other comprehensive income (loss) before reclassifications	(71)	(155)	(2)	(171)	(1)	(400)
Amounts reclassified from AOCI	25	15	—	41	—	81
Transfer to additional paid-in capital(1)	—	—	21	—	—	21
Balance, December 31, 2018	$(220)	$(373)	$—	$(730)	$(1)	$(1,324)
Other comprehensive income (loss) before reclassifications	38	284	—	51	1	374
Amounts reclassified from AOCI	67	(4)	—	25	—	88
Balance, December 31, 2019	$(115)	$(93)	$—	$(654)	$—	$(862)
Other comprehensive income (loss) before reclassifications	343	563	—	9	—	915
Amounts reclassified from AOCI	(25)	(78)	—	63	—	(40)
Balance, December 31, 2020	$203	$392	$—	$(582)	$—	$13

(1)Transfer of accumulated foreign currency translation to additional paid-in capital resulted from the transfer of the Company's investment in a Canadian entity to MUFG Bank, Ltd. during the first quarter of 2018.

Note 14—Management Stock Plans
The Company adopted the MUAH Plan on June 8, 2015. Under the MUAH Plan, the Company grants restricted stock units settled in ADRs representing shares of common stock of the Company's indirect parent company, MUFG, to key employees at the discretion of the Human Capital Committee of the Board of Directors (the Committee). The Committee determines the number of shares, vesting requirements and other features and conditions of the restricted stock units. Under the MUAH Plan, MUFG ADRs are purchased in the open market upon the vesting of the restricted stock units, through a revocable trust. There is no amount authorized to be issued under the MUAH Plan since all shares are purchased in the open market. For grants issued prior to June 2020, these awards generally vest pro-rata on each anniversary of the grant date and become fully vested 3 years from the grant date, provided that the employee has completed the specified continuous service requirement. Beginning with grants issued in June 2020, awards generally vest pro-rata one month before each anniversary of the grant date and become fully vested thirty-five months from the grant date. Generally, the grants vest earlier if the employee dies, is permanently and totally disabled, retires under certain grant, age and service conditions, or terminates employment under certain conditions. The Company also issues a small number of off-cycle grants each year, primarily for reasons related to recruitment of new employees. The weighted-average service period for grants issued under the MUAH Plan with outstanding restricted stock units as of December 31, 2020 was 3 years.

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

Note 14—Management Stock Plans (Continued)
The following table is a rollforward of the restricted stock units under the MUAH Plan for the year ended December 31, 2020:

	Restricted Stock Units
	2020
	Number of Units	Weighted-Average Grant Date Fair Value
Units outstanding, beginning of year	37,653,686	5.16
Activity during the year:
Granted	26,949,460	4.04
Vested	(16,966,486)	5.46
Forfeited	(2,210,586)	4.64
Units outstanding, end of year	45,426,074	4.40

The weighted-average grant date fair value of restricted stock units granted during 2019 and 2018 was 4.67 and 5.89, respectively. The total fair value of restricted stock units that vested during the years ended December 31, 2020, 2019, and 2018 was $69 million, $70 million, and $78 million, respectively.

The following table is a summary of the Company's compensation costs, the corresponding tax benefit, and unrecognized compensation costs:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Compensation costs	$83	$89	$77
Tax benefit	22	23	20
Unrecognized compensation costs	129	129	110

At December 31, 2020, approximately $129 million (pretax) of compensation expense related to unvested grants had not yet been charged to net income. Unrecognized compensation costs as of December 31, 2020 are expected to be recognized over a weighted-average period of 1.35 years.

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
Other Postretirement Benefits
The Company maintains the MUFG Union Bank, N.A. Retiree Health Reimbursement Plan (the HRA Plan), the MUFG Union Bank, N.A. Health Benefit Plan (the Health Plan), and the MUFG Union Bank, N.A. Employee Insurance Plan (the Insurance Plan). Under the HRA Plan, eligible post-65 retirees and dependents receive Company-provided financial support to purchase individual health coverage through annual allocations to a Health Reimbursement Account (HRA). Such annual allocations are designed to keep pace with medical inflation. The Health Plan provides certain healthcare benefits for eligible pre-65 retired employees and dependents; costs are shared between the Company and the retiree at a level of approximately 25% to 50%, depending on the retiree's age and length of service with the Company. The Insurance Plan provides life insurance benefits for those eligible employees who retired prior to January 1, 2001 and is noncontributory. Together, the HRA Plan, the Health Plan, and the Insurance Plan are presented as "Other Benefits Plan." The accounting for the Other Benefits Plan anticipates future cost-sharing changes described above that are consistent with the Company's intent. Assets set aside to cover such obligations are primarily invested in collective investment funds and an insurance contract. In April 2014, the Health Benefit Plan was amended to discontinue the availability of retiree health benefits for the majority of employees.
The following table sets forth the fair value of the assets in the Company's Pension Plan and Other Benefits Plan as of December 31, 2020 and 2019.

	Pension Plan		Other Benefits Plan
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Change in Plan Assets:
Fair value of plan assets, beginning of year	$4,140	$3,529	$291	$255
Actual return on plan assets	682	754	48	52
Plan participants' contributions	—	—	4	4
Benefits paid	(153)	(143)	(21)	(20)
Fair value of plan assets, end of year	$4,669	$4,140	$322	$291
The investment objective for the Company's Pension Plan and Other Benefits Plan, collectively the Plans, is to maximize total return within reasonable and prudent levels of risk. The Plans' asset allocation strategy is the principal determinant in achieving expected investment returns on the Plans' assets. The Pension Plan asset allocation targets 48% in equity securities, 40% in debt securities, and 12% in real estate investments as of December 31, 2020. The Other Benefits Plan asset allocation strategy favors equities with a target allocation of 63% in equity securities, 27% in debt securities and 10% in real estate investments as of December 31, 2020. Additionally, the Other Benefits Plan holds an investment in an insurance contract with Talcott Resolution Life Insurance Company, the cash value of which is invested in alignment with the target allocation. Actual asset allocations may fluctuate within acceptable ranges due to market value variability and

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

capital call arrangements. If market fluctuations or capital call arrangements cause an asset class to fall outside of its strategic asset allocation range, the portfolio is subject to re-balancing as designated in the applicable investment policy statement. A core equity position of domestic large cap and small cap stocks will be maintained, in conjunction with a diversified portfolio of international equities and fixed income securities. Plan asset performance is compared against established indexes and peer groups to evaluate whether the risk associated with the portfolio is appropriate for the level of return.
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
The following tables provide the fair value by level within the fair value hierarchy of the Company's period-end assets by major asset category for the Pension Plan and Other Benefits Plan. For information about the fair value hierarchy levels, refer to Note 11 to these consolidated financial statements. The Plans do not hold any equity or debt securities issued by the Company or any related parties.

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Pension Plan Investments:
Cash and cash equivalents	$8	$75	$—	$83
Collective investment funds	—	1,237	—	1,237
U.S. government securities	—	495	—	495
Fixed and variable income securities	—	985	—	985
Equity securities	334	7	—	341
Mutual funds	780	—	—	780
Municipal bonds	—	73	—	73
Other	(1)	25	—	24
Total investments in the fair value hierarchy	$1,121	$2,897	$—	$4,018
Investments measured at net asset value (1)				681
Investments at fair value				4,699
Accrued dividends and interest receivable				11
Net pending trades				(41)
Total plan assets				$4,669

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

	December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Cash and cash equivalents	$1	$5	$—	$6
Collective investment funds	—	210	—	210
U.S. government securities	—	11	—	11
Fixed and variable income securities	—	22	—	22
Municipal bonds	—	1	—	1
Pooled separate account	—	63	—	63
Total investments in the fair value hierarchy	$1	$312	$—	$313
Investments measured at net asset value (1)				11
Investments at fair value				324
Net pending trades				(2)
Total plan assets				$322

(1)    In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2019
(Dollars in millions)	Level 1	Level 2	Level 3	Total
Other Postretirement Benefits Plan Investments:
Collective investment funds	$—	$103	$—	$103
U.S. government securities	—	45	—	45
Fixed and variable income securities	—	27	—	27
Mutual funds	65	—	—	65
Pooled separate account	—	53	—	53
Total investments in the fair value hierarchy	$65	$228	$—	$293
Investments measured at net asset value (1)				—
Investments at fair value				293
Net pending trades				(2)
Total plan assets				$291

(1)In accordance with ASU No. 2015-07, investments in which fair value was measured based on net asset value per share (or its equivalent) using the practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in these tables are intended to permit reconciliation of the fair value hierarchy to total plan assets.

The following tables as of December 31, 2020 and 2019 present the Company's Pension Plan and Other Benefits Plan investments in which fair value is measured using net asset value per share (or its equivalent) as a practical expedient.

	December 31, 2020
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Real estate funds	$480	$—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	4	2	None	Hold until dissolution date	None
International equity funds	197	—	Monthly	None	15 days
Total	$681	$2

	December 31, 2019
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Pension Plan Investments
Real estate funds	$480	$2	Quarterly	Availability of fund's liquid assets and approval of the board of directors	45-90 days
Real estate funds	5	—	None	Hold until dissolution date	None
International equity funds	195	—	Monthly	None	15 days
Total	$680	$2

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	December 31, 2020
(Dollars in millions)	Fair Value	Unfunded Commitment	Redemption Frequency	Other Redemption Restrictions	Redemption Notice Period
Other Postretirement Benefits Plan Investments
Real estate funds	$11	$—	Quarterly	Availability of fund's liquid assets and approval of the board of directors	90 days
Total	$11	$—

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
Real Estate Funds
Real estate funds invest in real estate property with a focus on apartment, office, industrial and retail properties. These investments are measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.
International Equity Funds
International equity funds invest in equity securities of foreign companies in developed and emerging markets across diverse industries. These investments are measured at NAV per share and are included in the tables above showing Plan investments that are measured using NAV per share (or its equivalent) as a practical expedient.

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
Collective Investment Funds and Pooled Separate Account
The pooled separate account refers to private placement, variable life insurance policies with Talcott Resolution Life Insurance Company, a successor to Hartford Life Insurance Company. The cash value of the life insurance is invested in a managed division that seeks to track the S&P 500 index.
Collective investment funds and the pooled separate account investment are reported within the fair value hierarchy as Level 2. These investments are redeemable at NAV, which is determined daily and is the readily determinable fair value. The price per share is quoted on a private market based on the value of the underlying investments.
The following table sets forth the benefit obligation activity and the funded status for each of the Company's plans at December 31, 2020 and 2019. In addition, the table sets forth the over (under) funded status at December 31, 2020 and 2019. This pension benefits table does not include the obligations for ESBPs.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
(Dollars in millions)	2020	2019	2020	2019
Accumulated benefit obligation	$3,944	$3,521
Change in benefit obligation
Benefit obligation, beginning of year	$3,536	$3,047	$251	$242
Service cost	84	76	2	3
Interest cost	95	117	6	9
Plan participants' contributions	—	—	4	4
Actuarial loss/(gain)	408	439	15	14
Benefits paid	(153)	(143)	(21)	(21)
Benefit obligation, end of year	3,970	3,536	257	251
Fair value of plan assets, end of year	4,669	4,140	322	291
Over (Under) funded status	$699	$604	$65	$40

The Pension Plan obligation experienced a net loss of $408 million and a net loss of $439 million during 2020 and 2019, respectively, primarily due to changes in the discount rate. The discount rate decreased from 4.12% at December 31, 2018 to 3.08% at December 31, 2019 and decreased to 2.30% at December 31, 2020. The Other Benefits Plan obligation experienced a net loss of $15 million and a net loss of $14 million during 2020 and 2019, respectively, primarily due to changes in the discount rate. The discount rate decreased from 4.01% at December 31, 2018 to 2.93% at December 31, 2019 and decreased to 2.08% at December 31, 2020.

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

The following table illustrates the changes that were reflected in AOCI during 2020, 2019 and 2018. Pension benefits do not include the ESBPs.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Net Actuarial (Gain) Loss	Prior Service Credit	Net Actuarial (Gain) Loss	Prior Service Credit
Amounts Recognized in Other Comprehensive Loss:
Balance, December 31, 2017	$905	$(152)	$51	$(29)
Arising during the year	218	—	18	—
Recognized in net income during the year	(87)	26	(5)	15
Balance, December 31, 2018	$1,036	$(126)	$64	$(14)
Arising during the year	(59)	—	(22)	—
Recognized in net income during the year	(61)	26	(9)	14
Balance, December 31, 2019	$916	$(100)	$33	$—
Arising during the year	(9)	—	(13)	—
Recognized in net income during the year	(107)	27	—	—
Balance, December 31, 2020	$800	$(73)	$20	$—
At December 31, 2020 and 2019, the following amounts were recognized in accumulated other comprehensive loss for pension, including ESBPs, and other benefits.

	December 31, 2020
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$800	$(210)	$590	$20	$(5)	$15
Prior service credit	(73)	19	(54)	—	—	—
Pension and other postretirement benefits	727	(191)	536	20	(5)	15
Executive Supplemental Benefits Plans
Net actuarial loss	42	(11)	31	—	—	—
Executive supplemental benefits plans adjustment	42	(11)	31	—	—	—
Pension and other postretirement benefits, as adjusted	$769	$(202)	$567	$20	$(5)	$15

	December 31, 2019
	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Gross	Tax	Net of Tax	Gross	Tax	Net of Tax
Net actuarial loss	$916	$241	$675	$33	$9	$24
Prior service credit	(100)	(26)	(74)	—	—	—
Pension and other postretirement benefits	816	215	601	33	9	24
Executive Supplemental Benefits Plans
Net actuarial loss	39	10	29	—	—	—
Executive supplemental benefits plans adjustment	39	10	29	—	—	—
Pension and other postretirement benefits, as adjusted	$855	$225	$630	$33	$9	$24
Pension Benefits
Our pre-tax net actuarial losses decreased $89 million in 2020 from 2019. At December 31, 2020, the net actuarial loss totaled $727 million, which is net of $73 million in prior service credits. In addition, $505 million, representing the excess of the fair value of plan assets over the market-related value of plan assets, is

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

recognized separately through the asset smoothing method over four years. $888 million of loss is subject to amortization over approximately eight years, and the prior service credits are being amortized until 2022 and 2025. The cumulative net actuarial loss resulted primarily from differences between expected and actual rate of return on plan assets and the discount rate. Included in our 2021 net periodic pension cost will be $120 million of amortization related to net actuarial losses. We estimate that our total 2021 net periodic pension cost will be a credit of approximately $21 million, assuming no contributions in 2021. The 2021 estimate for net periodic pension cost was actuarially determined using the individual spot rates of 2.35% for service cost and 1.73% for interest cost, an expected return on plan assets of 6.75% and an expected compensation increase assumption of 5.1%.
A 50 basis point increase in the discount rate or in the expected return on plan assets would decrease the 2021 periodic pension cost by $28 million and $20 million, respectively, while a 50 basis point increase in the rate of future compensation levels would increase the 2021 periodic pension cost by $2 million. A 50 basis point decrease in the discount rate or in the expected return on plan assets would increase the 2021 periodic pension cost by $29 million and $20 million, respectively, while a 50 basis point decrease in the rate of future compensation levels would decrease the 2021 periodic pension cost by $2 million.
Estimated Future Benefit Payments and Subsidies
The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next 10 years. This table does not include the ESBPs.

(Dollars in millions)	Pension Benefits	Postretirement Benefits
Years ending December 31,
2021	$163	$17
2022	170	18
2023	179	18
2024	184	17
2025	190	17
Years 2026 - 2030	1,013	69
The following tables summarize the weighted average assumptions used in computing the present value of the benefit obligations and the net periodic benefit cost.

	Pension Benefits		Other Postretirement Benefits
	Years Ended December 31,		Years Ended December 31,
	2020	2019	2020	2019
Discount rate in determining net periodic benefit cost
For service cost	3.16%	4.19%	3.04%	4.11%
For interest cost	2.72	3.90	2.52	3.79
Discount rate in determining benefit obligations at year end	2.30	3.08	2.08	2.93
Rate of increase in future compensation levels for determining net periodic benefit cost	5.10	5.10	n/a	n/a
Rate of increase in future compensation levels for determining benefit obligations at year end	5.10	5.10	n/a	n/a
Expected return on plan assets	7.00	7.00	7.00	7.00
Cash balance crediting rate for determining net periodic benefit cost	2.39	3.02	n/a	n/a
Cash balance crediting rate for determining benefit obligations at year end	1.62	2.39	n/a	n/a

Note 15—Employee Pension and Other Postretirement Benefits (Continued)

	Pension Benefits			Other Postretirement Benefits			ESBPs
	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
(Dollars in millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$84	$76	$80	$2	$3	$4	$—	$—	$—
Interest cost	95	117	100	6	9	8	2	3	3
Expected return on plan assets	(265)	(257)	(268)	(20)	(17)	(21)	—	—	—
Amortization of prior service credit	(27)	(26)	(26)	—	(14)	(15)	—	—	—
Recognized net actuarial loss	107	61	87	—	9	5	5	4	3
Total net periodic benefit cost	$(6)	$(29)	$(27)	$(12)	$(10)	$(19)	$7	$7	$6

The Company's assumed weighted-average healthcare cost trend rates are as follows.

	Years Ended December 31,
	2020	2019	2018
Healthcare cost trend rate assumed for next year	4.17%	4.14%	4.44%
Rate to which cost trend rate is assumed to decline (the ultimate trend rate)	3.78%	3.77%	3.94%
Year the rate reaches the ultimate trend rate	2028	2027	2027

Executive Supplemental Benefit Plans
The Company has several frozen ESBPs, which provide covered participants with supplemental retirement benefits. The plans are nonqualified defined benefit plans and unfunded. The accrued liability for ESBPs included in other liabilities on the Company's consolidated balance sheets was $98 million and $94 million at December 31, 2020 and 2019, respectively.
Section 401(k) Savings Plans
The Company has a defined contribution plan authorized under Section 401(k) of the Internal Revenue Code. All benefits-eligible employees are eligible to participate in the plan. Employees may contribute up to 75% of their eligible compensation on a pre-tax or Roth basis, or up to 10% of their eligible compensation on an after-tax basis, through payroll deductions, to a combined maximum of 75% of eligible compensation, subject to statutory limits. The Company makes a matching contribution equal to 100% of every pre-tax or Roth dollar an employee contributes on the first 3% of the employee's eligible compensation and 50% of every pre-tax or Roth dollar an employee contributes on the next 2% of the employee's eligible compensation, for a maximum matching opportunity of 4%. Company matching contributions are credited to eligible participants' accounts annually following year-end. Matching contributions are fully vested when credited. All employer contributions are tax deductible by the Company. The Company's combined matching contribution expense was $64 million, $61 million and $59 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Note 16—Other Noninterest Income and Noninterest Expense
The detail of other noninterest income is as follows.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Fund administration fees	$112	$94	$100
Losses on renewable energy investments	(72)	(85)	(235)
Mortgage servicing activities	(123)	(44)	20
Other	247	248	230
Total other noninterest income	$164	$213	$115
The detail of other noninterest expense is as follows.

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Fees to affiliates	$94	$94	$115
Net periodic pension cost, excluding service cost	(97)	(112)	(124)
Other	389	440	418
Total other noninterest expense	$386	$422	$409
Note 17—Income Taxes
The following table is an analysis of the effective tax rate:

	Years Ended December 31,
	2020	2019	2018
Federal income tax rate	21%	21%	21%
Net tax effects of:
State income taxes, net of federal income tax benefit	(2)	(13)	7
Goodwill impairment	63	(45)	—
Tax-exempt interest income	(7)	2	(1)
Losses from LIHC investments	(13)	4	(2)
Amortization of LIHC investments	94	(20)	12
Tax credits	(189)	40	(25)
FDIC insurance premiums	6	(2)	1
Valuation allowance release	—	1	—
Effects of US tax law change	—	—	(2)
State tax refunds	—	—	(5)
Provision to return adjustment	15	1	(2)
Compensation - restricted stock units	4	(1)	—
Uncertain tax benefits	(6)	—	—
Other	1	—	1
Effective tax rate	(13)%	(12)%	5%

Note 17—Income Taxes (Continued)

The components of income tax expense were as follows:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Current income tax expense:
Federal	$204	$191	$195
State	123	154	89
Foreign	1	1	10
Total current expense	328	346	294
Deferred income tax expense (benefit):
Federal	(247)	(202)	(173)
State	(98)	(61)	(64)
Foreign	(1)	(1)	(5)
Total deferred expense	(346)	(264)	(242)
Total income tax expense (benefit)	$(18)	$82	$52

The components of the Company's net deferred tax balances as of December 31, 2020 and 2019 were as follows:

	December 31,
(Dollars in millions)	2020	2019
Deferred tax assets:
Tax credits and net operating loss carryforwards	$468	$499
Allowance for credit losses	532	312
Lease liability	198	—
Accrued expense, net	202	143
Unrealized losses on pension and postretirement benefits	207	233
Unrealized net (gains) losses on securities available for sale	—	32
Fair value adjustments for valuation of FDIC covered assets	30	40
Unrealized gains/losses on cash flow hedges	—	41
Capitalized loan cost	147	—
Other	9	30
Total deferred tax assets	1,793	1,330
Deferred tax liabilities:
Leasing and renewable energy	482	515
Intangible assets	14	17
Pension liabilities	374	373
Right of use	198	—
Unrealized net (gains) losses on securities available for sale	140	—
Unrealized gains/losses on cash flow hedges	72	—
Other	—	—
Total deferred tax liabilities	1,280	905
Net deferred tax asset (liability)	$513	$425
At December 31, 2020, the U.S. federal tax credit carryforwards were $411 million, and if not utilized, began to expire in 2035. The Company has $88 million of federal net operating loss carryforwards of which $72 million are subject to separate return loss limitation rules and if not utilized begin to expire in tax year 2032. The Company also has $17 million of acquired net operating losses subject to IRC Section 382 limitation rules for which $13 million were generated post-tax reform and can be carried forward indefinitely and $4 million if not utilized begin to expire in 2036. The Company has $50 million of apportioned gross state net operating loss carryforwards ($4 million tax effected net of federal benefit), and if not utilized begin to expire in 2034. The state tax credits carryforward net of federal benefit was $33 million and can be carried forward indefinitely. The Company's AMT Credit carryforward was $13 million which can be carried forward indefinitely and is also subject to rules under separate return limitation years. Additionally, as a result of the

Note 17—Income Taxes (Continued)

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
The following table reflects the changes in gross unrecognized tax benefits:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Balance, beginning of year	$126	$127	$56
Gross increases as a result of tax positions taken during prior periods	2	1	72
Gross decreases as a result of tax positions taken during prior periods	(22)	—	—
Gross increases as a result of tax positions taken during current period	—	—	—
Gross decrease as a result of closed audit years or settlements	(1)	(2)	(1)
Balance, end of year	$105	$126	$127
The amount of unrecognized tax positions that would affect the effective tax rate, if recognized, was $91 million, $99 million and $98 million at December 31, 2020, 2019 and 2018, respectively.
The Company recognizes interest and penalties as a component of income tax expense. As of December 31, 2020, we accrued $3 million in interest and $2 million in penalties. There are no tax positions the Company reasonably believes will be resolved within the next 12 months.
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
Quantitative measures established by regulation to help ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the tables below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to quarterly average assets (as defined). As of December 31, 2020, management believes the capital ratios of the Bank met all regulatory requirements of "well-capitalized" institutions, which are 10% for the Total risk-based capital ratio and 8.0% for the Tier 1 risk-based capital ratio. Furthermore, management believes, as of December 31, 2020 and 2019, that the Company and the Bank met all capital adequacy requirements to which they are subject.

Note 18—Regulatory Capital Requirements (Continued)
The Company's and the Bank's capital amounts and ratios are presented in the following tables.

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	Amount	Ratio		Amount	Ratio
Capital Ratios for the Company:
As of December 31, 2020:
Common equity tier 1 capital (to risk-weighted assets)	$15,823	15.28%	≥	$9,218	8.90%
Tier 1 capital (to risk-weighted assets)	15,823	15.28	≥	10,772	10.40
Total capital (to risk-weighted assets)	16,871	16.29	≥	12,843	12.40
Tier 1 leverage(2)	15,823	9.56	≥	6,623	4.00
As of December 31, 2019:
Common equity tier 1 capital (to risk-weighted assets)	$15,086	14.10%	≥	$7,492	7.00%
Tier 1 capital (to risk-weighted assets)	15,086	14.10	≥	9,097	8.50
Total capital (to risk-weighted assets)	15,769	14.73	≥	11,237	10.50
Tier 1 leverage(2)	15,086	8.88	≥	6,792	4.00

(1)The minimum capital requirement includes MUAH's standardized capital conservation buffer of 4.4%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

	U.S. Basel III			Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	Amount	Ratio		Amount	Ratio		Amount	Ratio
Capital Ratios for the Bank:
As of December 31, 2020 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$14,634	15.62%	≥	$6,557	7.00%	≥	$6,089	6.5%
Tier 1 capital (to risk-weighted assets)	14,634	15.62	≥	7,963	8.50	≥	7,494	8.0
Total capital (to risk-weighted assets)	15,629	16.68	≥	9,836	10.50	≥	9,368	10.0
Tier 1 leverage(2)	14,634	11.12	≥	5,262	4.00	≥	6,577	5.0
As of December 31, 2019 (U.S. Basel III):
Common equity tier 1 capital (to risk-weighted assets)	$14,115	14.47%	≥	$6,829	7.00%	≥	$6,342	6.5%
Tier 1 capital (to risk-weighted assets)	14,115	14.47	≥	8,293	8.50	≥	7,805	8.0
Total capital (to risk-weighted assets)	14,746	15.11	≥	10,244	10.50	≥	9,756	10.0
Tier 1 leverage(2)	14,115	10.65	≥	5,304	4.00	≥	6,629	5.0

(1)Beginning January 1, 2019, the minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

Note 19—Restrictions on Cash and Due from Banks, Securities, Loans and Dividends
Federal Reserve regulations require the Bank to maintain reserve balances based on the types and amounts of deposits received. Due to the impact of the COVID-19 pandemic and the corresponding economic environment, the Federal Reserve eliminated this reserve requirement at December 31, 2020, attempting to ease financial conditions. The required reserve balance was $116 million at December 31, 2019.
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
The Federal Reserve Act restricts the amount of credit transactions and the terms of both credit and non-credit transactions between a bank and its non-bank affiliates. Such transactions may not exceed 10% of the bank's capital and surplus (which for this purpose represents Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for loan losses excluded from Tier 2 capital) with any single non-bank affiliate and 20% of the bank's capital and surplus with all its non-bank affiliates. Transactions that are extensions of credit may require collateral to be held to provide added security to the bank. See Note 18 to these consolidated financial statements for further discussion of risk-based capital. At December 31, 2020, $39 million of notes payable and $6 million issued letters of credit on behalf of Bankers Commercial Corporation remained outstanding.
The declaration of a dividend by the Bank to the Company is subject to the approval of the OCC if the total of all dividends declared in the current calendar year plus the preceding two years exceeds the Bank's total net income in the current calendar year plus the preceding two years. The payment of dividends is also limited by minimum capital requirements imposed on national banks by the OCC.
At December 31, 2020, MUSA had $11 million of cash segregated in a special reserve account for the exclusive benefit of customers pursuant to Customer Protection Rule 15c3-3 of the Securities and Exchange Act of 1934.

Note 20—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments:

(Dollars in millions)	December 31, 2020
Commitments to extend credit	$39,421
Issued standby and commercial letters of credit	4,189
Commitments to enter into forward-starting resale agreements	2,187
Other commitments	1,831
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have remaining terms of 1 year or less. At December 31, 2020, the carrying amount of the Company's standby and commercial letters of credit totaled $4 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.

Note 20—Commitments, Contingencies and Guarantees (Continued)
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
In addition to the above, the Company conducts transactions with affiliates, which include MUFG Bank, Ltd., MUFG and other entities which are directly or indirectly owned by MUFG. The transactions include capital market transactions, facilitating securities transactions, secured financing transactions, advisory services, clearing and operational support. Under services level agreements the Company provides services to and receives services from various affiliates. The Company also has referral agreements with its affiliates and pays referral fees from investment banking revenue earned.
Related party transactions reflect market-based pricing. These transactions are subject to federal and state statutory and regulatory restrictions and limitations.
The tables and discussion below represent the more significant related party balances and income (expenses) generated by related party transactions.

Note 21—Related Party Transactions (Continued)
As of December 31, 2020 and December 31, 2019, assets and liabilities with affiliates consisted of the following:

(Dollars in millions)	December 31, 2020	December 31, 2019
Assets:
Cash and cash equivalents	$231	$282
Securities borrowed or purchased under resale agreements	4,070	2,415
Trading account assets	50	—
Other assets	152	109
Liabilities:
Deposits	$726	$894
Securities loaned or sold under repurchase agreements	551	318
Commercial paper and other short-term borrowings	87	326
Long-term debt	6,887	7,345
Trading account liabilities	17	—
Other liabilities	102	98

Revenues and expenses with affiliates for the years ended 2020, 2019, and 2018 were as follows:

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Interest Income
Securities borrowed or purchased under resale agreements	$19	$66	$66
Other	1	2	2
Interest Expense
Deposits	3	13	3
Commercial paper and other short-term borrowings	5	3	2
Long-term debt	118	237	171
Securities loaned or sold under repurchase agreements	4	25	18
Noninterest Income
Trading account activities	(56)	34	—
Fees from affiliates	1,489	1,439	1,213
Other, net	32	(6)	1
Noninterest Expense
Other	97	96	115

During 2020, the Company sold loans to affiliates for gross proceeds of $1.5 billion, resulting in gains on sale of $3 million. During 2020, the Company purchased loans from affiliates for $56 million.
For additional information regarding the debt due to affiliates, see Note 9 and Note 10 to our consolidated financial statements included in this Form 10-K.
At December 31, 2020, the Company had $1.6 billion in uncommitted, unsecured borrowing facilities with affiliates.
At December 31, 2020 and December 31, 2019, the Company had derivative contracts with affiliates totaling $4.6 billion and $4.0 billion, respectively, in notional balances, with $14 million in net unrealized losses and $68 million in net unrealized gains at December 31, 2020 and December 31, 2019, respectively.
An affiliate extends guarantees on liabilities arising out of or in connection with agreements with certain counterparties. There was no amount guaranteed at December 31, 2020 and December 31, 2019.

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

Wealth Markets serves corporate, institutional, non-profit, and high-net worth and affluent individual clients. Capabilities include Wealth Planning and Trust & Estate Services; Investment Management through the Bank and through HighMark Capital Management, Inc., an SEC-registered investment advisory firm wholly owned by the Bank; Brokerage services through UnionBanc Investment Services, LLC, an SEC-registered broker-dealer/investment advisory firm wholly-owned by the Bank; and Private Wealth Management.

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

Note 22—Business Segments (Continued)
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
As of and for the Twelve Months Ended December 31, 2020:

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other (1)	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,096	$445	$190	$315	$31	$3,077
Noninterest income	470	461	36	437	1,501	2,905
Total revenue	2,566	906	226	752	1,532	5,982
Noninterest expense	2,039	509	173	524	1,776	5,021
(Reversal of) provision for credit losses	760	68	1	—	—	829
Income (loss) before income taxes and including noncontrolling interests	(233)	329	52	228	(244)	132
Income tax expense (benefit) (2)	(63)	27	10	56	(48)	(18)
Net income (loss) including noncontrolling interest	(170)	302	42	172	(196)	150
Deduct: net loss from noncontrolling interests	—	—	—	—	16	16
Net income (loss) attributable to MUAH	$(170)	$302	$42	$172	$(180)	$166

Total assets, end of period	$65,940	$23,260	$182	$32,714	$45,750	$167,846

(1)Other includes goodwill impairment. See Note 5 to these consolidated financial statements.
(2)Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 22—Business Segments (Continued)
As of and for the Twelve Months Ended December 31, 2019:

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other (1)	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,294	$482	$197	$167	$(47)	$3,093
Noninterest income	520	371	39	384	1,391	2,705
Total revenue	2,814	853	236	551	1,344	5,798
Noninterest expense	2,130	505	188	476	2,916	6,215
(Reversal of) provision for credit losses	209	51	(2)	—	(6)	252
Income (loss) before income taxes and including noncontrolling interests	475	297	50	75	(1,566)	(669)
Income tax expense (benefit) (1)	93	19	19	18	(67)	82
Net income (loss) including noncontrolling interest	382	278	31	57	(1,499)	(751)
Deduct: net loss from noncontrolling interests	—	—	—	—	17	17
Net income (loss) attributable to MUAH	$382	$278	$31	$57	$(1,482)	$(734)

Total assets, end of period	$74,980	$20,681	$756	$34,455	$39,938	$170,810

(1)Other includes goodwill impairment. See Note 5 to these consolidated financial statements.
(2)Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Twelve Months Ended December 31, 2018:

(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$2,195	$471	$207	$200	$234	$3,307
Noninterest income	451	392	40	300	994	2,177
Total revenue	2,646	863	247	500	1,228	5,484
Noninterest expense	2,058	463	206	443	1,107	4,277
(Reversal of) provision for credit losses	65	48	(8)	—	1	106
Income (loss) before income taxes and including noncontrolling interests	523	352	49	57	120	1,101
Income tax expense (benefit) (1)	105	128	13	17	(211)	52
Net income (loss) including noncontrolling interest	418	224	36	40	331	1,049
Deduct: net loss from noncontrolling interests	—	—	—	—	24	24
Net income (loss) attributable to MUAH	$418	$224	$36	$40	$355	$1,073

Total assets, end of period	$73,554	$20,796	$631	$33,844	$39,275	$168,100

(1)Income tax expense (benefit) includes certain management accounting classification adjustments.

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company)
Condensed Balance Sheets

	December 31,
(Dollars in millions)	2020	2019
Assets
Cash and cash equivalents	$583	$840
Investments in and advances to subsidiaries
Bank subsidiary	18,731	18,103
Nonbank subsidiaries	5,011	4,770
Other assets	350	407
Total assets	$24,675	$24,120
Liabilities and Stockholders' Equity
Long-term debt	$7,276	$7,622
Other liabilities	210	218
Total liabilities	7,486	7,840
Stockholders' equity	17,189	16,280
Total liabilities and stockholders' equity	$24,675	$24,120

Condensed Statements of Income

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Income:
Dividends from subsidiaries:
Bank subsidiary	$—	$—	$1,700
Nonbank subsidiaries	66	616	95
Interest income on advances to subsidiaries and deposits in bank	92	161	137
Rental Income	15	15	15
Total income	173	792	1,947
Expense:
Interest expense	141	251	194
Other expense	31	29	17
Total expense	172	280	211
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	1	512	1,736
Income tax benefit	(18)	(24)	(13)
Income (loss) before equity in undistributed net income of subsidiaries	19	536	1,749
Equity in undistributed net income of subsidiaries less dividends received:
Bank subsidiary	(38)	(746)	(697)
Nonbank subsidiaries	185	(524)	21
Net Income (Loss)	$166	$(734)	$1,073

Note 23—Condensed MUFG Americas Holdings Corporation Unconsolidated Financial Statements (Parent Company) (Continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$166	$(734)	$1,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of subsidiaries less dividends received	(147)	1,270	676
Other, net	58	(743)	(9)
Net cash provided by (used in) operating activities	77	(207)	1,740
Cash Flows from Investing Activities:
Investments in and advances to subsidiaries	(564)	(1,585)	(2,612)
Repayment of investments in and advances to subsidiaries	584	1,634	2,411
Net cash used in investing activities	20	49	(201)
Cash Flows from Financing Activities:
Proceeds from advances from subsidiaries	—	—	—
Repayment of advances from subsidiaries	—	—	—
Proceeds from issuance of long-term debt	3,025	1,890	6,500
Repayment of long-term debt	(3,379)	(1,631)	(6,145)
Dividends paid	—	—	—
Share repurchase	—	—	(2,496)
Net cash provided by (used in) financing activities	(354)	259	(2,141)
Net increase (decrease) in cash and cash equivalents	(257)	101	(602)
Cash and cash equivalents at beginning of year	840	739	1,341
Cash and cash equivalents at end of year	$583	$840	$739

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
We maintain a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Management recognizes that even a highly effective internal control system has inherent risks, including the possibility of human error and the circumvention or overriding of controls, and that the effectiveness of an internal control system can change with circumstances. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set out by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on our assessment, we concluded that the Company's internal control system over financial reporting is effective as of December 31, 2020.
The Company's internal control over financial reporting and the Company's consolidated financial statements have been audited by Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of MUFG Americas Holdings Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses as of January 1, 2020 due to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Allowance for Credit Losses — Refer to Notes 1 and 3 to the financial statements.
Critical Audit Matter Description
The Company maintains an allowance for credit losses to absorb expected losses on the loan portfolio as well as for unfunded credit commitments. Accordingly, the Company’s methodology for estimating the allowance balance uses relevant available information, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of the expected credit losses. Adjustments to historical loss information are made over a forecast period to account for differences between current and expected future conditions and those reflected in historical loss information. The forecast period was shortened from 36 months to 24 months in the first quarter of 2020. Beyond the forecast period, estimated expected credit losses revert to historical loss experience.
The collective evaluation for the commercial and consumer portfolio segments is calculated using historical loss information and economic assumptions to estimate the probability of default, an estimate of the severity of the loss that would be realized upon such default, and the exposure at default. The losses are projected over the loans’ remaining contractual lives. Management also implemented qualitative adjustments to adjust the collective assessment to account for risks attributed to imprecision in the economic forecast.
Estimating losses was particularly challenging due to the heightened volatility and uncertainty in the economy from the emergence of Coronavirus Disease 2019 (“COVID-19”). Management adjusted expected loss model calculations by incorporating qualitatively determined model input adjustments and overlays that reflect management’s expectations of the loss mitigating impact of monetary and fiscal stimulus policies and loan modification programs as a result of COVID-19 that are not otherwise incorporated into the modeling methodology.
Given the significance of the estimate, the subjective nature of the judgment applied by management under the CECL model, and the complexity of the models, auditing the collectively-assessed allowance involved a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our credit specialists.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the collectively-assessed allowance included the following, among others:

• We evaluated the design and tested the effectiveness of controls over the Company’s collectively-assessed allowance, including controls addressing the reasonable and supportable economic forecasts, periodic model validation and change management of the models, the qualitatively determined model input adjustments and overlays implemented as a result of COVID-19, inputs incorporated into the models, such as loan risk ratings and borrower data, the qualitative adjustment used to account for imprecision in the economic forecast, and the calculation of the allowance for loan losses.

• We used our credit specialists to assist us in evaluating the appropriateness and the conceptual soundness of the loss estimation models.

• With the assistance of our credit specialists, we have evaluated the reasonableness of management’s key methodologies, assumptions and judgments, including the model framework and model techniques. We have also evaluated the appropriateness of the length of the reasonable and supportable forecast period, and the use of qualitatively determined model input adjustments and overlays implemented as a result of COVID-19 that are not incorporated into the modeling methodology.

• We evaluated the significant forecasted macroeconomic assumptions, such as GDP and unemployment, by comparing to macroeconomic forecasts from external sources.

• We evaluated whether loans are pooled for segmentation by similar risk characteristics and the accuracy of relevant available information by assessing the inputs incorporated into the models, such as probability of default and loss given default loan risk ratings and borrower data.

• In order to identify potential bias in the determination of the collectively-assessed allowance, we analyzed ratios of the allowance to loans and other relevant metrics, such as losses and nonperforming loans to assess for sufficiency of the estimate, and compared actual loan losses to those amounts previously estimated by the Company.

Goodwill — Refer to Notes 1 and 5 to the financial statements.

Critical Audit Matter Description
The goodwill balance is $1,407 million as of December 31, 2020, which is allocated among various reporting units. The Company reviews for impairment at least annually, and whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Goodwill is assessed for impairment at the reporting unit level either qualitatively or quantitatively. If the elected qualitative assessment results indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative impairment test is required. Various valuation methodologies are applied to carry out the quantitative impairment test by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying amount, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Company determines the fair value of its reporting units using a combination of the income and the market approaches. The income approach estimates the fair value of the reporting units by discounting management’s projections of each reporting unit’s cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of projected results. The principal factors used in the discounted cash flow analysis requiring judgment are the projected future operating cash flows based on forecasted future income. The market approach incorporates comparable public company price to tangible book value and price to earnings multiples.
During fiscal year 2020, the Company performed the required impairment tests of goodwill and recorded an impairment charge of $357 million.
We identified goodwill as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of the Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking – U.S. reporting units. Auditing the fair value of these reporting units involved a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, as it relates to evaluating whether management’s judgments in determining whether the projected future operating cash flows based on forecasted future income were appropriate.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the projected future operating cash flows based on forecasted future income for the Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking – U.S. reporting units included the following, among others:

• We evaluated the design and tested the effectiveness of controls over the goodwill valuation assessment and overall approval of impairment assessment calculations, including controls over the projected future operating cash flows, valuation methodology and valuation assumptions.

• We evaluated the reasonableness of management’s projected future operating cash flows based on forecasted future income by inquiring of management, performing a retrospective review, and inspecting financial trends and metrics.

• We considered the impact of changes in macroeconomic factors and Company-specific factors on management’s forecasts.

• With the assistance of our fair value specialists, we evaluated the reasonableness of management’s assumptions, inputs and projected future operating cash flows used to estimate the fair value for the Commercial Banking and Real Estate Industries and Global Corporate & Investment Banking – U.S. reporting units.

/s/ DELOITTE & TOUCHE LLP
New York, New York
March 2, 2021
We have served as the Company's auditor since 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of MUFG Americas Holdings Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of MUFG Americas Holdings Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 2, 2021 expressed an unqualified opinion on those financial statements.
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
March 2, 2021

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
101
The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Income; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Changes in Stockholders' Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Financial Statements (9)

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101) (9)

(1)Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated July 1, 2016.
(2)Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 11, 2018.
(3)Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 1, 2014.
(4)Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 8, 2003.
(5)Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 18, 2012.
(6)Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 10, 2015.
(7)Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q for the quarter ended September 30, 2014.
(8)Incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K dated February 26, 2020.
(9)Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, MUFG Americas Holdings Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
By:	/s/ STEPHEN E. CUMMINGS
Stephen E. Cummings President and Chief Executive Officer
Date:	March 2, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of MUFG Americas Holdings Corporation and in the capacities and on the dates indicated.

Signature	Title
/s/ STEPHEN E. CUMMINGS	Director, President and Chief Executive Officer
Stephen E. Cummings	(Principal Executive Officer)
/s/ JOHANNES WORSOE	Chief Financial Officer
Johannes Worsoe	(Principal Financial Officer)
/s/ CHRISTOFFER ESCHER	Controller and Chief Accounting Officer
Christoffer Escher	(Principal Accounting Officer)

*
Roberta A. Bienfait	Director
*
John R. Elmore	Director
*
Michael D. Fraizer	Director
*
Ann F. Jaedicke	Director
*
Suneel Kamlani	Director
*
Kazuo Koshi	Director
*
Masahiro Kuwahara	Director
*
Hiroshi Masaki	Director
*
Toby S. Myerson	Director
*
Barbara L. Rambo	Director
*
Kazuto Uchida	Director
*
Dean A. Yoost	Director

*By:	/s/ MICHAEL F. COYNE
Michael F. Coyne Attorney-in-Fact
Dated: March 2, 2021