Form 10-Q
period 2021-03-31
MUFG Americas Holdings Corp
filed 2021-05-07
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at April 30, 2021: 132,076,912
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this Form 10-Q, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors.”

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
COVID-19	Coronavirus Disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at default
ECA	Executive Committee for the Americas
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GSIB	Global systemically important bank
IBOR	Inter-bank Offered Rate
LGD	Loss given default
LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
Moody's	Moody's Investors Service
MRM	Market Risk Management
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
PD	Probability of default
PPP	Paycheck Protection Program of the Small Business Administration
RMBS	Residential mortgage-backed security
S&P	Standard & Poor's Global Ratings
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VIE	Variable interest entity

NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements, which include expectations for our operations and business and our assumptions for those expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our expectations. See Part I, Item 1A. “Risk Factors,” in our 2020 Form 10-K, Part II, Item 1A. “Risk Factors” in this Form 10-Q, and the other risks described in this Form 10-Q and in our 2020 Form 10-K, for factors to be considered when reading any forward-looking statements in this filing.
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
In this document and other reports to the SEC, for example, we make forward-looking statements, which discuss our expectations about:
•Our business objectives, strategies and initiatives, organizational structure, business growth, competitive position and prospects, and the effect of competition on our business and strategies
•Our assessment of significant factors and developments that have affected or may affect our results
•Our assessment of economic conditions and trends, economic and credit cycles and their impact on our business
•The economic outlook for the U.S. in general, West Coast states and global economies
•The effects of the coronavirus pandemic on California, the U.S. and global economies, and on our business and results of operations, and the actions of governments to reduce the spread of the virus and to mitigate the resulting economic consequences, and the effect of the foregoing on our business
•The impact of changes in interest rates resulting from changes in Federal Reserve policy or for other reasons, our strategy to manage our interest rate risk profile and other market risks, our outlook for short-term and long-term interest rates and their effect on our net interest margin, our investment portfolio, our balance sheet composition, our borrowers’ ability to service their loans and residential mortgage loans and refinancings
•Pending and recent legislative and regulatory actions, and future legislative and regulatory developments, including the effects of legislation and other governmental measures, including the monetary policies of the Federal Reserve, the Dodd-Frank Act, the EGRRCPA, as well as the CARES Act enacted in March 2020 in an effort to mitigate the consequences of the coronavirus pandemic and the governmental actions in response thereto, the effect of monetary and fiscal stimulus which has extended into 2021 and which may continue, changes to the deposit insurance assessment policies of the FDIC, the effect on and application of foreign and other laws and regulations to our business and operations, and anticipated fees, costs or other impacts on our business and operations as a result of these developments
•Our strategies and expectations regarding capital levels and liquidity, our funding base, deposits, long-term debt, issuance of additional notes under the Bank's unsecured bank note program, our expectations regarding the capital, liquidity and enhanced prudential standards adopted by the

U.S. bank regulators as a result of or under the Dodd-Frank Act and the BCBS capital and liquidity standards including the Federal banking agencies' TLAC regulation, and other recently adopted and proposed regulations by the U.S. federal banking agencies, and the effect of the foregoing on our business and expectations regarding compliance
•Regulatory and compliance controls and processes and their impact on our business, including our operating costs and revenues
•The costs and effects of legal actions, investigations, regulatory actions, criminal proceedings or similar matters, our anticipated litigation strategies, our assessment of the timing and ultimate outcome of legal actions, or adverse facts and developments related thereto
•Our allowance for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, probability of default and credit migration trends, and severity of loss upon default, and our economic forecasts considered in determining the provision for credit losses
•Loan portfolio composition and risk rating trends, residential loan delinquency rates compared to the industry average, portfolio credit quality, our strategy regarding TDRs, and our intent to sell or hold loans we originate
•Our intent to sell or hold, and the likelihood that we would be required to sell, or expectations regarding recovery of the amortized cost basis of, various investment securities
•Our hedging strategies, positions, expectations regarding reclassifications of gains or losses on hedging instruments into earnings; and the sensitivity of our net income to various factors, including customer behavior relating to mortgage prepayments and deposit repricing
•Expected rates of return, maturities, yields, loss exposure, growth rates, pension plan strategies, contributions and benefit payments, forecasted balance sheet activity and projected results
•Tax rates and taxes, the possible effect of changes in taxable profits of the U.S. operations of MUFG on our state tax obligations and of expected tax credits or benefits
•Critical accounting policies and estimates, and the potential impact on our critical accounting estimates resulting from the significant ongoing uncertainty caused by the COVID-19 pandemic, the impact or anticipated impact of recent accounting pronouncements, guidance or changes in accounting principles and future recognition of impairments for the fair value of assets, including goodwill, financial instruments, intangible assets and other assets
•Decisions to downsize, sell or close units, dissolve subsidiaries, expand our branch network, pursue acquisitions, purchase banking facilities and equipment, realign our business model or otherwise restructure, reorganize or change our business mix, and their timing and impact on our business
•Our expectations regarding the impact of acquisitions on our business and results of operations
•The impact of changes in our credit ratings including methodology changes adopted by rating agencies
•Maintenance of casualty and liability insurance coverage appropriate for our operations
•The relationship between our business and that of MUFG Bank, Ltd. and MUFG, the impact of their credit ratings, operations or prospects on our credit ratings and actions that may or may not be taken by MUFG Bank, Ltd. and MUFG
•Threats to the banking sector and our business due to cybersecurity incidents and attacks on financial institutions and other businesses, such as large retailers, and regulatory expectations relating to cybersecurity
•Technological challenges and our Transformation and Rewiring Programs and our other technology-related programs and initiatives and our expectations regarding their implementation and performance, including the impact and timing of completion of our Transformation and Rewiring Programs

•Our understanding that MUFG Bank, Ltd. will continue to limit its participation in transactions with Iranian entities and individuals to certain types of transactions
•The possible risks resulting from the replacement of LIBOR, the Company's exposure to IBOR-based rates, and the Company's LIBOR transition program and expectations regarding its effectiveness
•The effect of a possible return of the California drought on its economy and related governmental actions and the potential consequences of California wildfires and related electrical power outages or other natural disasters
•Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely unduly on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could cause actual outcomes and results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition, results of operations or prospects. Such risks and uncertainties include, but are not limited to, those described or referred to in Part I, Item 1. “Business” under the captions “Competition” and “Supervision and Regulation” and in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K, and in Part II, Item 1A. “Risk Factors” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, and in our other reports to the SEC.
Any factor described in this report or in our other reports could by itself, or together with one or more other factors, adversely affect our business, prospects, results of operations or financial condition.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended
(Dollars in millions)	March 31, 2021	March 31, 2020	Percent Change
Results of operations:
Net interest income	$750	$774	(3)%
Noninterest income	732	612	20
Total revenue	1,482	1,386	7
Noninterest expense	1,211	1,201	1
Pre-tax, pre-provision income(1)	271	185	46
(Reversal of) provision for credit losses	(175)	470	(137)
Income (loss) before income taxes and including noncontrolling interests	446	(285)	256
Income tax expense (benefit)	70	25	180
Net income (loss) including noncontrolling interests	376	(310)	221
Deduct: Net loss from noncontrolling interests	3	4	(25)
Net income (loss) attributable to MUAH	$379	$(306)	224
Balance sheet (period average):
Total assets	$167,238	$168,923	(1)%
Total securities	26,676	25,948	3
Securities borrowed or purchased under resale agreements	17,111	21,434	(20)
Total loans held for investment	80,758	87,645	(8)
Earning assets	154,945	155,580	—
Total deposits	103,733	96,400	8
Securities loaned or sold under repurchase agreements	25,487	27,163	(6)
MUAH stockholders' equity	17,120	16,508	4
Performance ratios:
Return on average assets(2)	0.91%	(0.72)%
Return on average MUAH stockholders' equity(2)	8.85	(7.41)
Return on average MUAH tangible common equity(2)(3)	9.84	(8.30)
Efficiency ratio(4)	81.67	86.65
Adjusted efficiency ratio (5)	77.45	84.23
Net interest margin(2)(6)	1.96	2.02
Net loans charged-off to average total loans held for investment(2)	0.14	0.29

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
(Dollars in millions)	March 31, 2021	December 31, 2020	Percent Change
Balance sheet (end of period):
Total assets	$169,969	$167,846	1%
Total securities	27,752	25,570	9
Securities borrowed or purchased under resale agreements	18,177	17,608	3
Total loans held for investment	79,500	82,166	(3)
Nonperforming assets	722	711	2
Total deposits	105,346	102,426	3
Securities loaned or sold under repurchase agreements	25,329	27,161	(7)
Long-term debt	14,651	14,631	—
MUAH stockholders' equity	17,068	17,189	(1)
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	1.33%	1.55%
Allowance for loan losses to nonaccrual loans(7)	146.17	179.01
Allowance for credit losses to total loans held for investment(8)	1.43	1.63
Allowance for credit losses to nonaccrual loans(8)	157.40	188.15
Nonperforming assets to total loans held for investment and OREO	0.91	0.87
Nonperforming assets to total assets	0.42	0.42
Nonaccrual loans to total loans held for investment	0.91	0.87
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	15.81%	15.28%
Tier 1 risk-based capital ratio	15.81	15.28
Total risk-based capital ratio	16.65	16.29
Tier 1 leverage ratio	9.68	9.56
Other:
Tangible common equity ratio(10)	9.20%	9.38%

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

Please refer to our consolidated financial statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended March 31, 2021 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $170.0 billion at March 31, 2021.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our first quarter 2021 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the first quarter of 2021, revenue was comprised of 51% net interest income and 49% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income attributable to MUAH was $379 million for the three months ended March 31, 2021, compared with a net loss attributable to MUAH of $306 million in the same period in 2020. The increase in net income was largely due to a reversal of provision for credit losses of $175 million for the three months ended March 31, 2021 due to an improvement in our economic forecast, compared with a provision for credit losses of $470 million for the three months ended March 31, 2020, which was substantially driven by the impact of COVID-19 and the corresponding deterioration in the economic environment.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The Company's U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 15.81%, 15.81% and 16.65%, respectively, at March 31, 2021. The Company's Tier 1 leverage ratio was 9.68% at March 31, 2021.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended
	March 31, 2021			March 31, 2020

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$30,909	$219	2.87%	$26,592	$260	3.96%
Commercial mortgage	16,260	124	3.04	16,992	152	3.58
Construction	1,680	13	3.14	1,539	16	4.21
Lease financing	1,020	11	4.16	1,005	11	4.53
Residential mortgage and home equity	28,042	205	2.93	37,070	320	3.46
Other consumer	2,847	66	9.46	4,447	101	9.22
Total loans held for investment	80,758	638	3.18	87,645	860	3.95
Securities	26,676	135	2.04	25,948	122	1.88
Securities borrowed or purchased under resale agreements	17,111	12	0.28	21,434	124	2.34
Interest bearing deposits in banks	15,672	4	0.10	8,795	28	1.27
Federal funds sold	3	—	4.01	—	—	—
Trading account assets	13,686	89	2.64	10,922	91	3.39
Other earning assets	1,039	4	1.52	836	5	2.57
Total earning assets	154,945	882	2.29	155,580	1,230	3.19
Allowance for loan losses	(1,264)			(761)
Cash and due from banks	2,042			2,122
Other assets(4)	11,515			11,982
Total assets	$167,238			$168,923
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$44,706	$15	0.13%	$40,218	$76	0.77%
Savings	9,793	3	0.14	8,953	15	0.66
Time	7,052	14	0.79	15,014	81	2.20
Total interest bearing deposits	61,551	32	0.21	64,185	172	1.09
Commercial paper and other short-term borrowings	142	1	3.22	5,591	27	1.93
Securities loaned or sold under repurchase agreements	25,487	8	0.13	27,163	119	1.78
Long-term debt	14,625	72	1.97	16,565	109	2.63
Total borrowed funds	40,254	81	0.81	49,319	255	2.08
Trading account liabilities	3,482	15	1.76	3,492	24	2.76
Total interest bearing liabilities	105,287	128	0.49	116,996	451	1.56
Noninterest bearing deposits	42,182			32,215
Other liabilities(5)	2,559			3,119
Total liabilities	150,028			152,330
Equity
MUAH stockholders' equity	17,120			16,508
Noncontrolling interests	90			85
Total equity	17,210			16,593
Total liabilities and equity	$167,238			$168,923
Net interest income/spread (taxable-equivalent basis)		754	1.80%		779	1.63%
Impact of noninterest bearing deposits			0.14			0.34
Impact of other noninterest bearing sources			0.02			0.05
Net interest margin			1.96			2.02
Less: taxable-equivalent adjustment		4			5
Net interest income		$750			$774

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

Net interest income for the three months ended March 31, 2021 decreased compared with the same period in 2020 due to a decrease in net interest income from MUB partially offset by an increase in net interest income from MUSA. The decrease in net interest income from MUB was largely due to a shift in mix of earning assets from a decrease in loans and an increase in lower-yielding interest bearing deposits in banks, and the unfavorable effect of noninterest bearing deposits in a declining rate environment. The decrease in loans is largely due to a decrease in residential mortgage and home equity and other consumer loans. The increase in net interest income from MUSA was largely due to an increase in trading assets.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three months ended March 31, 2021 and 2020.
Noninterest Income

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2021	March 31, 2020
(Dollars in millions)			Amount	Percent
Service charges on deposit accounts	$36	$41	$(5)	(12)%
Trust and investment management fees	28	29	(1)	(3)
Trading account activities	(17)	(36)	19	53
Securities gains, net	—	53	(53)	(100)
Credit facility fees	29	24	5	21
Brokerage commissions and fees	19	18	1	6
Card processing fees, net	14	14	—	—
Investment banking and syndication fees	138	120	18	15
Fees from affiliates	411	361	50	14
Other, net	74	(12)	86	nm
Total noninterest income	$732	$612	$120	20
Noninterest income increased during the three months ended March 31, 2021 compared with the same period in 2020 largely due to increases in fees from affiliates from services provided to MUFG Bank, Ltd. regarding its U.S. business under the master services agreement, and certain counterparty valuation adjustments included in trading account activities. These increases were partially offset by prior period gains on sale of securities. The increase in other, net was largely due to a gain on disposition of Transaction Banking's debt servicing and securities custody services business and an increase in the fair value of mortgage servicing rights. The Company uses derivatives to offset changes in the fair value of mortgage servicing rights. Changes in the fair value of these derivatives are included in trading account activities.

Noninterest Expense

	For the Three Months Ended
			Increase (Decrease)
	March 31, 2021	March 31, 2020
(Dollars in millions)			Amount	Percent
Salaries and employee benefits	$712	$676	$36	5%
Net occupancy and equipment	114	116	(2)	(2)
Professional and outside services	182	172	10	6
Software	89	90	(1)	(1)
Regulatory assessments	14	13	1	8
Other	100	134	(34)	(25)
Total noninterest expense	$1,211	$1,201	$10	1

The increase in noninterest expense for the three months ended March 31, 2021 compared with the same period in 2020 was primarily driven by increases in costs associated with services provided to MUFG Bank, Ltd. under the master services agreement, partially offset by a prior period impairment of a retail credit card intangible. For additional information regarding costs associated with services provided to MUFG Bank, Ltd. and related fee income earned, see the calculation of the adjusted efficiency ratio in "Non-GAAP Financial Measures" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Income Tax Expense
In the first quarter of 2021, income tax expense was $70 million and the effective tax rate was 16%, compared with income tax expense of $25 million and an effective tax rate of negative 9% in the first quarter of 2020. The negative effective tax rate for the three months ended March 31, 2020 was due to excess tax credits that were recognized during 2020.
For additional information regarding income tax expense, see "Income Tax Expense" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 "Income Taxes" to our consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2020 Form 10-K.

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

Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	March 31, 2021	December 31, 2020	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$30,741	$31,212	$(471)	(2)%
Commercial mortgage	16,279	16,244	35	—
Construction	1,707	1,655	52	3
Lease financing	1,045	1,038	7	1
Total commercial portfolio	49,772	50,149	(377)	(1)
Residential mortgage and home equity (1)	27,050	29,034	(1,984)	(7)
Other consumer (2)	2,678	2,983	(305)	(10)
Total consumer portfolio	29,728	32,017	(2,289)	(7)
Total loans held for investment (3)	$79,500	$82,166	$(2,666)	(3)

(1)Includes home equity loans of $1,451 million and $1,590 million at March 31, 2021 and December 31, 2020, respectively.
(2)Other consumer loans substantially include unsecured consumer loans and consumer credit cards.
(3)Includes $91 million and $127 million at March 31, 2021 and December 31, 2020, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Loans held for investment decreased from December 31, 2020 to March 31, 2021, largely due to a reduction in residential mortgage and home equity, other consumer, and commercial and industrial loans. The commercial and industrial loans portfolio had $2.3 billion of PPP loans outstanding at March 31, 2021.

Deposits
The table below presents our deposits as of March 31, 2021 and December 31, 2020.

			Increase (Decrease)
	March 31, 2021	December 31, 2020
(Dollars in millions)			Amount	Percent
Interest checking	$6,538	$6,831	$(293)	(4)%
Money market	38,148	38,336	(188)	—
Total interest bearing transaction and money market accounts	44,686	45,167	(481)	(1)
Savings	9,943	9,710	233	2
Time	6,808	7,419	(611)	(8)
Total interest bearing deposits	61,437	62,296	(859)	(1)
Noninterest bearing deposits	43,909	40,130	3,779	9
Total deposits	$105,346	$102,426	$2,920	3

Total deposits increased $2.9 billion from December 31, 2020 to March 31, 2021 largely due to an increase in noninterest bearing deposits from our consumer and business clients.

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

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of March 31, 2021, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of “well-capitalized” institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2021. Under the Tailoring Rules of the Federal Reserve, MUAH, as a Category IV firm, is subject to CCAR supervisory capital planning requirements and stress testing submission requirements on an every other year basis in even years (e.g. MUAH was subject to the 2020 CCAR cycle). In order to inform its standardized capital conservation buffer, the Company opted-in to a Federal Reserve-run stress test of its 2021 capital plan submitted to the Federal Reserve in April 2021. CCAR assesses capital adequacy levels under various scenarios to determine if BHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2021 CCAR submission encompassed a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. For additional information regarding the Company's capital plan, see "Supervision and Regulation - Dodd-Frank Act and Related Regulations" and "Supervision and Regulation - Regulatory Capital and Liquidity Standards - Capital Planning and Comprehensive Capital Analysis and Review Program" in Part I, Item 1. "Business" of our 2020 Form 10-K.
MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a standardized capital conservation buffer of 4.4% for MUAH and 2.5% for MUB (for a total minimum Common Equity Tier 1 capital ratio of 9.9% for MUAH and 7.0% for MUB) and a Tier 1 leverage ratio of 4.0%. For purposes of calculating its risk-based capital ratios, the Company has elected to phase-in the impact of adopting ASU 2016-13, Measurement of Credit Losses on Financial Instruments, over a five-year period as permitted by the U.S. bank regulatory agencies. The impact is reflected in the capital ratios presented below.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III Rules as of March 31, 2021 and December 31, 2020.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	March 31, 2021	December 31, 2020
Capital Components
Common Equity Tier 1 capital	$16,140	$15,823
Tier 1 capital	$16,140	$15,823
Tier 2 capital	860	1,048
Total risk-based capital	$17,000	$16,871
Risk-weighted assets	$102,079	$103,576
Average total assets for leverage capital purposes	$166,654	$165,569

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	March 31, 2021		December 31, 2020		March 31, 2021
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$16,140	15.81%	$15,823	15.28%	≥	$9,085	8.90%
Tier 1 capital (to risk-weighted assets)	16,140	15.81	15,823	15.28	≥	10,616	10.40
Total capital (to risk-weighted assets)	17,000	16.65	16,871	16.29	≥	12,658	12.40
Tier 1 leverage(2)	16,140	9.68	15,823	9.56	≥	6,666	4.00

(1)The minimum capital requirement includes MUAH's standardized capital conservation buffer of 4.4%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in the Company's risk-based capital ratios was driven primarily by net income earned during the first quarter of 2021 and a decrease in risk-weighted assets.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III Rules as of March 31, 2021 and December 31, 2020.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	March 31, 2021	December 31, 2020
Capital Components
Common Equity Tier 1 capital	$14,921	$14,634
Tier 1 capital	$14,921	$14,634
Tier 2 capital	846	995
Total risk-based capital	$15,767	$15,629
Risk-weighted assets	$92,415	$93,677
Average total assets for leverage capital purposes	$131,763	$131,545

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	March 31, 2021		December 31, 2020		March 31, 2021
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$14,921	16.15%	$14,634	15.62%	≥	$6,469	7.00%	≥	$6,007	6.50%
Tier 1 capital (to risk-weighted assets)	14,921	16.15	14,634	15.62	≥	7,855	8.50	≥	7,393	8.00
Total capital (to risk-weighted assets)	15,767	17.06	15,629	16.68	≥	9,704	10.50	≥	9,241	10.00
Tier 1 leverage(2)	14,921	11.32	14,634	11.12	≥	5,271	4.00	≥	6,588	5.00

(1)The minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in MUB's risk-based capital ratios was driven primarily by net income earned during the first quarter of 2021 and a decrease in risk-weighted assets.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at March 31, 2021. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
(Dollars in millions)
Total MUAH stockholders' equity	$17,068	$17,189
Less: Goodwill	1,391	1,407
Less: Intangible assets, except mortgage servicing rights	199	202
Less: Deferred tax liabilities related to goodwill and intangible assets	(15)	(14)
Tangible common equity (a)	$15,493	$15,594
Total assets	$169,969	$167,846
Less: Goodwill	1,391	1,407
Less: Intangible assets, except mortgage servicing rights	199	202
Less: Deferred tax liabilities related to goodwill and intangible assets	(15)	(14)
Tangible assets (b)	$168,394	$166,251
Tangible common equity ratio (a)/(b)	9.20%	9.38%

For additional information regarding our regulatory capital requirements, see "Supervision and Regulation – Regulatory Capital and Liquidity Standards" in Part I, Item 1. "Business" in our 2020 Form 10-K.

Risk Management
All financial institutions must manage and control a variety of business risks that can significantly affect their financial condition and performance. Some of the key risks that the Company must manage include credit, market, liquidity, operational, interest rate, compliance, reputation and strategic risks. The Board, directly or through its appropriate committees, provides oversight and approves our various risk management policies. Management has established a risk management structure that is designed to provide a comprehensive approach for identifying, measuring, monitoring, controlling and reporting on the significant risks faced by the Company. For additional information regarding our risk management structure and framework, see “Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. For additional information regarding risks related to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2020 Form 10-K, and "Risk Factors" in Part II, Item 1A. in this Form 10-Q.
Credit Risk Management

One of our principal business activities is the extension of credit to individuals and businesses. Our policies and the applicable laws and regulations governing the extension of credit require risk analysis, including an extensive evaluation of the purpose of the request and the borrower’s ability and willingness to repay as scheduled. Our process also includes ongoing portfolio and credit management through portfolio diversification, lending limit constraints, credit review and approval policies, and extensive internal monitoring. For additional information regarding our credit risk management policies, see “Credit Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Allowance for Credit Losses
We maintain an allowance for credit losses (defined as both the allowance for loan losses and the allowance for losses on unfunded credit commitments) to absorb expected losses on the loan portfolio as well as for unfunded credit commitments. Understanding our policies on the allowance for credit losses is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, our significant accounting policies on the allowance for credit losses are discussed in detail in Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our Consolidated Financial Statements in Part II, Item 8. “Financial Statements and Supplementary Data” and in “Allowance for Credit Losses” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. For additional information regarding our allowance for loan losses, see Note 3 "Loans and Allowance for Loan Losses" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q.

The provision for credit losses was a reversal of $175 million for the three months ended March 31, 2021, consisting of a reversal of provision for loan losses of $191 million and a provision for losses on unfunded credit commitments of $16 million. The reversal of provision for loan losses was $143 million for the commercial loan segment and $48 million for the consumer loan segment for the three months ended March 31, 2021, largely due to an improvement in our economic forecast. The economic forecast incorporated management's expectations at March 31, 2021, which included a continuing economic recovery in 2021 and subsequent years, and significantly lower COVID-19-related uncertainty than at December 31, 2020 due to fiscal stimulus, economic indicators that were better than previously forecasted, and the pace of vaccine distribution during the first quarter of 2021. Lower consumer loan segment balances also contributed to that segment's reversal of provision.

The allowance for loan losses was $1,055 million at March 31, 2021, compared with $1,273 million at December 31, 2020. Our ratio of allowance for loan losses to total loans held for investment was 1.33% as of March 31, 2021 and 1.55% as of December 31, 2020. Our ratio of allowance for credit losses to total loans held for investment was 1.43% as of March 31, 2021 and 1.63% as of December 31, 2020. Net loans charged off to average total loans held for investment were 0.14% for the three months ended March 31, 2021, compared with 0.29% for the three months ended March 31, 2020.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended March 31,
(Dollars in millions)	2021	2020
Allowance for loan losses, beginning of period	$1,273	$538
Cumulative effect from adoption of ASU 2016-13 (1)	—	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	1,273	767
(Reversal of) provision for loan losses	(191)	448
Loans charged off:
Commercial and industrial	(6)	(32)
Commercial mortgage	(2)	—
Total commercial portfolio	(8)	(32)
Residential mortgage and home equity	2	1
Other consumer	(35)	(42)
Total consumer portfolio	(33)	(41)
Total loans charged-off	(41)	(73)
Recoveries of loans previously charged-off:
Commercial and industrial	7	6
Commercial mortgage	1	—
Construction	—	1
Total commercial portfolio	8	7
Other consumer	6	3
Total consumer portfolio	6	3
Total recoveries of loans previously charged-off	14	10
Net loans recovered (charged-off)	(27)	(63)
Ending balance of allowance for loan losses	1,055	1,152
Allowance for losses on unfunded credit commitments	81	101
Total allowance for credit losses	$1,136	$1,253

(1)For further information see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2020 Form 10-K.

Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and OREO. Nonaccrual loans are those for which management has discontinued accrual of interest because there exists significant uncertainty as to the full and timely collection of either principal or interest, or such loans have become contractually past due 90 days with respect to principal or interest. OREO includes property where the Bank acquired title through foreclosure or “deed in lieu” of foreclosure. For a more detailed discussion of the accounting for nonaccrual loans, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2020 Form 10-K.

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	March 31, 2021	December 31, 2020	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$270	$182	$88	48%
Commercial mortgage	262	317	(55)	(17)
Construction	27	28	(1)	(4)
Total commercial portfolio	559	527	32	6
Residential mortgage and home equity	162	183	(21)	(11)
Other consumer loans	1	1	—	—
Total consumer portfolio	163	184	(21)	(11)
Total nonaccrual loans	722	711	11	2
OREO	—	—	—	—
Total nonperforming assets	$722	$711	$11	2
Troubled debt restructurings:
Accruing	$222	$212	$10	5%
Nonaccruing (included in total nonaccrual loans above)	309	279	30	11
Total troubled debt restructurings (1)	$531	$491	$40	8

Criticized credits	$3,651	$3,944	$(293)	(7)%

Allowance for loan losses to nonaccrual loans	146.17%	179.01%
Allowance for credit losses to nonaccrual loans	157.40	188.15
Nonperforming assets to total loans held for investment and OREO	0.91	0.87
Nonperforming assets to total assets	0.42	0.42
Nonaccrual loans to total loans held for investment	0.91	0.87

(1)Troubled debt restructurings exclude COVID-19-related loan modifications, which are discussed below in "Troubled Debt Restructurings."

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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of March 31, 2021 and December 31, 2020. See Note 3 "Loans and Allowance for Loan Losses" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Commercial and industrial	$124	$73	0.39%	0.23%
Commercial mortgage	135	140	0.83	0.86
Construction	28	28	1.64	1.69
Total commercial portfolio	287	241	0.58	0.48
Residential mortgage and home equity	242	248	0.89	0.85
Other consumer	2	2	0.07	0.07
Total consumer portfolio	244	250	0.82	0.78
Total restructured loans	$531	$491	0.67	0.60

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19-related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At March 31, 2021, $68 million of modified commercial loans and $1.1 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $20 million and $45 million at March 31, 2021 and at December 31, 2020, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, real estate and leasing, power and utilities, and information. Finance and insurance exceeded 10% of our total loans held for investment at March 31, 2021 and December 31, 2020.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At March 31, 2021, 77% of the Company’s construction loan portfolio was concentrated in California, 5% to borrowers in Oregon and 3% to borrowers in New Jersey. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At March 31, 2021, 66% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in Washington, and 5% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate. At March 31, 2021, substantially all our residential mortgage loans were made to borrowers in California.
At March 31, 2021, payment terms on 42% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 63%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 26% and 25% of these home equity loans and lines were supported by first liens on residential properties at March 31, 2021 and December 31, 2020, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.
See Note 3 "Loans and Allowance for Loan Losses" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at March 31, 2021 and December 31, 2020.
Market Risk Management

The objective of market risk management is to mitigate any adverse impact on earnings and capital arising from changes in interest rates and other market variables. Market risk management supports our broad objective of enhancing shareholder value, which encompasses the achievement of stable earnings growth while promoting capital stability over time. Market risk is defined as the risk of loss arising from an adverse change in the market value of financial instruments caused by fluctuations in market prices or rates. The primary market risk to which we are exposed is interest rate risk. Interest rate risk arises from instruments, positions and transactions entered into for purposes other than trading and for trading. Other than trading interest rate risk arises from loans, securities, deposits, borrowings, securities purchased under agreements to resell, securities sold under agreements to repurchase, securities borrowing and lending transactions, derivative instruments and mortgage servicing rights. Trading interest rate risk primarily arises from trading activities at MUAH's broker-dealer subsidiary, MUSA, and derivative contracts MUB enters into as a financial intermediary for customers. For additional information regarding our market risk management policies, see “Market Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.
LIBOR Transition
In July 2017, the Chief Executive of the U.K. Financial Conduct Authority, which regulates the process of setting LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, LIBOR’s administrator, ICE Benchmark Administration Limited, announced that it will consult on its intention to cease the publication of the one week and two month U.S. dollar LIBOR settings as of the end of 2021 and the remaining U.S. dollar LIBOR settings as of June 30, 2023. In the U.S., the Federal Reserve and Federal Reserve Bank of New York convened the Alternative

Reference Rates Committee, a group of private-market participants, to help ensure a successful transition from USD LIBOR to a more robust reference rate. The Company recognizes that discontinuance of LIBOR, or any other IBOR-based rate, presents significant risks and challenges that could have an impact on its businesses globally (for information about the risks to the Company from the discontinuation of LIBOR or any other benchmark, see "The phase-out of LIBOR could adversely impact our business and results of operations, and the value of certain financial instruments we hold or have issued" in Part I, Item 1A. "Risk Factors" in our 2020 Form 10-K). We have exposure to IBORs that arise from derivatives and other contracts used for hedging and trading account purposes, loans to commercial customers and consumers (including mortgage loans and other loans), and long-term borrowings.
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
•Enhancing infrastructure (e.g., internal framework such as models, technology infrastructure) to prepare for a smooth transition to alternative reference rates; and
•Developing financial instruments and contracts utilizing alternative reference rates.
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
We are subject to the Federal Reserve's rules imposing TLAC requirements on GSIBs with operations in the U.S., such as MUFG. These rules include an Internal TLAC requirement which sets a minimum amount of loss-absorbing instruments, which must be issued by the Company to MUFG or MUFG Bank, Ltd. (or another wholly-owned non-U.S. subsidiary of MUFG) due to MUFG's single point of entry resolution approach. These loss-absorbing instruments are comprised of Tier 1 regulatory capital and long-term debt. TLAC Tier 1 regulatory capital is designed to absorb ongoing losses, while the conversion of TLAC-eligible long-term debt into common equity of the Company is intended to recapitalize the Company prior to any bankruptcy or insolvency proceedings. See "Supervision and Regulation – Dodd-Frank Act and Related Regulations" in Part I, Item 1. "Business" in our 2020 Form 10-K for additional information.

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $25.3 billion at March 31, 2021. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $2.9 billion from $102.4 billion at December 31, 2020 to $105.3 billion at March 31, 2021. As of March 31, 2021, the Bank had $4.6 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $15.5 billion. The Bank maintains a $12 billion unsecured bank note program. Available funding under the bank note program was $3.6 billion at March 31, 2021. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at MUAH and other non-bank subsidiaries. MUAH maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At March 31, 2021, MUAH’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of March 31, 2021, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $6.9 billion.

The Company’s total wholesale funding included $14.5 billion of long-term debt (excluding nonrecourse debt) and $0.2 billion of short-term debt at March 31, 2021. For additional information regarding our outstanding debt, see Note 6 "Commercial Paper and Other Short-Term Borrowings" and Note 7 "Long-Term Debt" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of March 31, 2021.

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
S&P	Long-term	Not rated	A	A	A-
	Short-term	Not rated	A-1	A-1	A-2
Moody's	Long-term	Aa3	A3	Not rated	A3
	Short-term	P-1	P-2	Not rated	Not rated
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

For additional information, including information about rating agency assessments, see “Our credit ratings are important in order to maintain liquidity; our credit ratings could be adversely affected by negative changes in the credit ratings of our parent companies” in Part I, Item 1A. "Risk Factors" in our 2020 Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk, but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks or other related cybersecurity incidents. See “Our business and operations are subject to a wide array of cybersecurity risks" in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, see “Operational Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

Critical Accounting Estimates
MUAH’s consolidated financial statements are prepared in accordance with GAAP, which includes management estimates and judgments. The financial information contained within our statements is, to a significant extent, financial information that is based on estimates used to measure the financial effects of transactions and events that have already occurred or are expected to occur. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Significant estimates that we use include the assumptions used in measuring PD, LGD and EAD to estimate expected credit losses, the assumptions used in measuring our transfer pricing revenue, assumptions used in evaluating our goodwill for impairment, and assumptions regarding our effective tax rates. Actual results could differ significantly from our estimates. Management has reviewed and approved these critical accounting estimates and has discussed these estimates with the Audit & Finance Committee.
The Company continuously monitors inputs used when performing its annual goodwill impairment such as the cash flow projections and market comparables developed to estimate the fair value of its reporting units. When a disruption in the Company’s business, unexpected significant declines in operating results, or significant trends become apparent that may negatively affect those projections, the Company may have to assess the need to perform the quantitative impairment test to conclude whether the fair value of the reporting unit is still above its carrying amount.
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2020 Form 10-K. There were no material changes to our critical accounting estimates during the first quarter of 2021.

Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three months ended March 31, 2021 and 2020. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Three Months Ended
(Dollars in millions)	March 31, 2021	March 31, 2020
Net income (loss) attributable to MUAH	$379	$(306)
Add: Intangible asset amortization, net of tax	3	5
Net income (loss) attributable to MUAH, excluding intangible asset amortization (a)	$382	$(301)
Average MUAH stockholders' equity	$17,120	$16,508
Less: Goodwill	1,404	1,764
Less: Intangible assets, except mortgage servicing rights	200	258
Less: Deferred tax liabilities related to goodwill and intangible assets	(15)	(18)
Average MUAH tangible common equity (b)	$15,531	$14,504
Return on average MUAH tangible common equity (1) (a)/(b)	9.84%	(8.30)%

(1) Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three months ended March 31, 2021 and 2020. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions.

	For the Three Months Ended
(Dollars in millions)	March 31, 2021	March 31, 2020
Noninterest expense (a)	$1,211	$1,201
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	357	319
Noninterest expense, as adjusted (b)	$854	$882
Total revenue (c)	$1,482	$1,386
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	380	339
Total revenue, as adjusted (d)	$1,102	$1,047
Efficiency ratio (a)/(c)	81.67%	86.65%
Adjusted efficiency ratio (b)/(d)	77.45%	84.23%

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
During the quarter ended March 31, 2021, MUFG’s non-U.S. subsidiary, MUFG Bank, engaged in certain limited business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. MUFG Bank has a limited number of previously issued letters of credit and guarantees and in some cases, provided limited remittance and other settlement services mainly in connection with its Japanese customer transactions with counterparties in Iran, which transactions are reviewed to assess whether they are exempt from applicable Iran-related sanctions or otherwise permitted by OFAC. These transactions did not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments. For the quarter ended March 31, 2021, the aggregate fee income relating to these transactions was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income. In addition, some Iranian financial institutions and other entities in, or affiliated with, Iran maintained non-U.S. dollar correspondent accounts and other similar settlement accounts with MUFG Bank outside the United States. In addition to such accounts, MUFG Bank received deposits in Japan from, and provided settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended March 31, 2021, the average aggregate balance of deposits held in these accounts represented less than 0.1 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.

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
Internal Control Over Financial Reporting. During the first quarter of 2021, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2021	2020
Interest Income
Loans	$635	$857
Securities	134	120
Securities borrowed or purchased under resale agreements	12	124
Trading assets	89	91
Other	8	33
Total interest income	878	1,225
Interest Expense
Deposits	32	172
Commercial paper and other short-term borrowings	1	27
Long-term debt	72	109
Securities loaned or sold under repurchase agreements	8	119
Trading liabilities	15	24
Total interest expense	128	451
Net Interest Income	750	774
(Reversal of) provision for credit losses	(175)	470
Net interest income after provision for credit losses	925	304
Noninterest Income
Service charges on deposit accounts	36	41
Trust and investment management fees	28	29
Trading account activities	(17)	(36)
Securities gains, net	—	53
Credit facility fees	29	24
Brokerage commissions and fees	19	18
Card processing fees, net	14	14
Investment banking and syndication fees	138	120
Fees from affiliates	411	361
Other, net	74	(12)
Total noninterest income	732	612
Noninterest Expense
Salaries and employee benefits	712	676
Net occupancy and equipment	114	116
Professional and outside services	182	172
Software	89	90
Regulatory assessments	14	13
Other	100	134
Total noninterest expense	1,211	1,201
Income (loss) before income taxes and including noncontrolling interests	446	(285)
Income tax expense (benefit)	70	25
Net Income (Loss) Including Noncontrolling Interests	376	(310)
Deduct: Net loss from noncontrolling interests	3	4
Net Income (Loss) Attributable to MUAH	$379	$(306)
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2021	2020
Net Income (Loss) Attributable to MUAH	$379	$(306)
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(67)	326
Net change in unrealized gains (losses) on investment securities	(473)	258
Pension and other postretirement benefit adjustments	18	16
Total other comprehensive (loss) income	(522)	600
Comprehensive (Loss) Income Attributable to MUAH	(143)	294
Comprehensive income (loss) from noncontrolling interests	(3)	(4)
Total Comprehensive (Loss) Income	$(146)	$290
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	March 31, 2021	December 31, 2020
Assets
Cash and due from banks	$2,177	$2,105
Interest bearing deposits in banks	17,551	14,309
Total cash and cash equivalents	19,728	16,414
Securities borrowed or purchased under resale agreements	18,177	17,608
Trading account assets (includes $2,779 at March 31, 2021 and $3,246 at December 31, 2020 pledged as collateral that may be repledged)	14,222	16,038
Securities available for sale (includes $138 at March 31, 2021 and $189 at December 31, 2020 pledged as collateral that may be repledged)	19,615	18,259
Securities held to maturity (fair value $8,125 at March 31, 2021 and $7,532 at December 31, 2020)	8,137	7,311
Loans held for investment	79,500	82,166
Allowance for loan losses	(1,055)	(1,273)
Loans held for investment, net	78,445	80,893
Goodwill	1,391	1,407
Other assets	10,254	9,916
Total assets	$169,969	$167,846
Liabilities
Deposits:
Noninterest bearing	$43,909	$40,130
Interest bearing	61,437	62,296
Total deposits	105,346	102,426
Securities loaned or sold under repurchase agreements	25,329	27,161
Commercial paper and other short-term borrowings	152	110
Long-term debt	14,651	14,631
Trading account liabilities	4,235	3,333
Other liabilities	3,097	2,906
Total liabilities	152,810	150,567
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,076,912 shares issued and outstanding at March 31, 2021 and December 31, 2020	132	132
Additional paid-in capital	8,264	8,242
Retained earnings	9,181	8,802
Accumulated other comprehensive income (loss)	(509)	13
Total MUAH stockholders' equity	17,068	17,189
Noncontrolling interests	91	90
Total equity	17,159	17,279
Total liabilities and equity	$169,969	$167,846
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$132	$8,222	$8,788	$(862)	$87	$16,367
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	(147)	—	—	(147)
Net income (loss)	—	—	(306)	—	(4)	(310)
Other comprehensive income (loss), net of tax	—	—	—	600	—	600
Compensation—restricted stock units	—	18	—	—	—	18
Other	—	(1)	4	—	1	4
Net change	—	17	(449)	600	(3)	165
Balance, March 31, 2020	$132	$8,239	$8,339	$(262)	$84	$16,532

Balance, December 31, 2020	$132	$8,242	$8,802	$13	$90	$17,279
Net income (loss)	—	—	379	—	(3)	376
Other comprehensive income (loss), net of tax	—	—	—	(522)	—	(522)
Compensation—restricted stock units	—	22	—	—	—	22
Other	—	—	—	—	4	4
Net change	—	22	379	(522)	1	(120)
Balance, March 31, 2021	$132	$8,264	$9,181	$(509)	$91	$17,159

(1)For further information see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2020 Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
(Dollars in millions)	2021	2020
Cash Flows from Operating Activities:
Net income (loss) including noncontrolling interests	$376	$(310)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(175)	470
Depreciation, amortization and accretion, net	95	165
Stock-based compensation—restricted stock units	26	19
Deferred income taxes	(3)	(159)
Net gains on sales of securities	—	(53)
Net decrease (increase) in securities borrowed or purchased under resale agreements	(569)	8,228
Net increase (decrease) in securities loaned or sold under repurchase agreements	(1,832)	(6,243)
Net decrease (increase) in trading account assets	1,816	(1,422)
Net decrease (increase) in other assets	(168)	(810)
Net increase (decrease) in trading account liabilities	902	(811)
Net increase (decrease) in other liabilities	(153)	454
Loans originated for sale	(2,051)	(1,409)
Net proceeds from sale of loans originated for sale	2,082	1,098
Pension and other benefits adjustment	(10)	(5)
Other, net	(39)	21
Total adjustments	(79)	(457)
Net cash provided by (used in) operating activities	297	(767)
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	10	2,537
Proceeds from paydowns and maturities of securities available for sale	941	611
Purchases of securities available for sale	(2,640)	(126)
Proceeds from paydowns and maturities of securities held to maturity	702	539
Purchases of securities held to maturity	(1,524)	—
Proceeds from sales of loans	41	298
Net decrease (increase) in loans	2,577	(1,829)
Purchases of other investments	(29)	(109)
Other, net	(33)	(90)
Net cash provided by (used in) investing activities	45	1,831
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	2,920	2,615
Net increase (decrease) in commercial paper and other short-term borrowings	44	(900)
Proceeds from issuance of long-term debt	90	505
Repayment of long-term debt	(72)	(948)
Other, net	(3)	(1)
Change in noncontrolling interests	4	1
Net cash provided by (used in) financing activities	2,983	1,272
Net change in cash, cash equivalents and restricted cash	3,325	2,336
Cash, cash equivalents and restricted cash at beginning of period	16,445	9,695
Cash, cash equivalents and restricted cash at end of period	$19,770	$12,031
Cash Paid During the Period For:
Interest	$108	$453
Income taxes, net	41	29
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$13	$73
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$19,728	$11,985
Restricted cash included in other assets	42	46
Total cash, cash equivalents and restricted cash per consolidated statement of cash flows	$19,770	$12,031
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited consolidated financial statements of MUAH, its subsidiaries, and its consolidated variable interest entities (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the first quarter of 2021 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
The preparation of financial statements in conformity with GAAP also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Although such estimates contemplate current conditions and management’s expectations of how they may change in the future, it is reasonably possible that actual results could differ significantly from those estimates. This could materially affect the Company’s results of operations and financial condition in the near term. Critical estimates made by management in the preparation of the Company’s financial statements include, but are not limited to, the allowance for credit losses (Note 3 "Loans and Allowance for Loan Losses"), goodwill impairment, income taxes, and transfer pricing.

Note 2—Securities

Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at March 31, 2021 and December 31, 2020 are presented below.

	March 31, 2021				December 31, 2020
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$5,798	$74	$160	$5,712	$4,273	$202	$2	$4,473
Mortgage-backed:
U.S. agencies	6,399	53	106	6,346	5,843	81	2	5,922
Residential - non-agency	652	1	7	646	539	2	2	539
Commercial - non-agency	4,230	135	46	4,319	4,212	286	9	4,489
Collateralized loan obligations	1,240	2	1	1,241	1,370	1	4	1,367
Direct bank purchase bonds	823	33	19	837	891	46	7	930
Other	523	4	13	514	532	7	—	539
Total securities available for sale	$19,665	$302	$352	$19,615	$17,660	$625	$26	$18,259

The Company’s securities available for sale with a continuous unrealized loss position at March 31, 2021 and December 31, 2020 are shown below, identified for periods less than 12 months and 12 months or more.

	March 31, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$3,323	$160	$—	$—	$3,323	$160
Mortgage-backed:
U.S. agencies	3,171	105	298	1	3,469	106
Residential - non-agency	346	7	14	—	360	7
Commercial - non-agency	829	43	64	3	893	46
Collateralized loan obligations	174	—	140	1	314	1
Direct bank purchase bonds	229	4	187	15	416	19
Other	334	13	—	—	334	13
Total securities available for sale	$8,406	$332	$703	$20	$9,109	$352

Note 2—Securities (Continued)

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$635	$2	$—	$—	$635	$2
Mortgage-backed:
U.S. agencies	43	—	732	2	775	2
Residential - non-agency	275	2	15	—	290	2
Commercial - non-agency	354	9	25	—	379	9
Collateralized loan obligations	593	1	477	3	1,070	4
Direct bank purchase bonds	26	1	197	6	223	7
Total securities available for sale	$1,926	$15	$1,446	$11	$3,372	$26

At March 31, 2021, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.
Agency residential and commercial mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At March 31, 2021, the Company expected to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Residential mortgage-backed securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on residential and commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2021, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of March 31, 2021, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of March 31, 2021, the Company expects to recover the entire amortized cost basis of these securities.

Note 2—Securities (Continued)
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2021
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$156	$5,405	$151	$5,712
Mortgage-backed:
U.S. agencies	—	54	903	5,389	6,346
Residential - non-agency	—	—	4	642	646
Commercial - non-agency	—	25	1,664	2,630	4,319
Collateralized loan obligations	—	1	843	397	1,241
Direct bank purchase bonds	42	391	334	70	837
Other	—	180	334	—	514
Total securities available for sale	$42	$807	$9,487	$9,279	$19,615

The gross realized gains and losses from sales of available for sale securities for the three months ended March 31, 2021 and 2020 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended March 31,
(Dollars in millions)	2021	2020
Gross realized gains	$—	$53

Securities Held to Maturity
At March 31, 2021 and December 31, 2020, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair value of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	March 31, 2021
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$3,784	$—	$—	$3,784	$14	$202	$3,596
Mortgage-backed:
U.S. agencies	4,409	1	57	4,353	176	—	4,529
Total securities held to maturity	$8,193	$1	$57	$8,137	$190	$202	$8,125

	December 31, 2020
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$2,260	$—	$—	$2,260	$22	$27	$2,255
Mortgage-backed:
U.S. agencies	5,116	1	66	5,051	226	—	5,277
Total securities held to maturity	$7,376	$1	$66	$7,311	$248	$27	$7,532

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
The Company’s securities held to maturity with a continuous unrealized loss position at March 31, 2021 and December 31, 2020 are shown below, separately for periods less than 12 months and 12 months or more.

	March 31, 2021
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$3,150	$—	$202	$—	$—	$—	$3,150	$—	$202
Mortgage-backed:
U.S. agencies	9	—	—	2,228	57	—	2,237	57	—
Total securities held to maturity	$3,159	$—	$202	$2,228	$57	$—	$5,387	$57	$202

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$1,267	$—	$27	$—	$—	$—	$1,267	$—	$27
Mortgage-backed:
U.S. agencies	65	—	—	2,472	66	—	2,537	66	—
Total securities held to maturity	$1,332	$—	$27	$2,472	$66	$—	$3,804	$66	$27

Note 2—Securities (Continued)
The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	March 31, 2021
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$—	$—	$—	$—	$441	$453	$3,343	$3,143	$3,784	$3,596
Mortgage-backed:
U.S. agencies	169	172	425	439	610	635	3,149	3,283	4,353	4,529
Total securities held to maturity	$169	$172	$425	$439	$1,051	$1,088	$6,492	$6,426	$8,137	$8,125

Securities Pledged and Received as Collateral
At March 31, 2021 and December 31, 2020, the Company pledged $14.1 billion and $15.5 billion of available for sale and trading securities as collateral, respectively, of which $2.9 billion and $3.4 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, and securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At March 31, 2021 and December 31, 2020, the Company received $27.4 billion and $29.9 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $27.4 billion and $29.9 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $26.4 billion and $29.7 billion at March 31, 2021 and December 31, 2020, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2020 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at March 31, 2021 and December 31, 2020.

(Dollars in millions)	March 31, 2021	December 31, 2020
Loans held for investment:
Commercial and industrial	$30,741	$31,212
Commercial mortgage	16,279	16,244
Construction	1,707	1,655
Lease financing	1,045	1,038
Total commercial portfolio	49,772	50,149
Residential mortgage and home equity(1)	27,050	29,034
Other consumer(2)	2,678	2,983
Total consumer portfolio	29,728	32,017
Total loans held for investment(3)	79,500	82,166
Allowance for loan losses	(1,055)	(1,273)
Loans held for investment, net	$78,445	$80,893

(1)Includes home equity loans of $1,451 million and $1,590 million at March 31, 2021 and December 31, 2020, respectively.
(2)Other consumer loans substantially include unsecured consumer loans and consumer credit cards.
(3)Includes $91 million and $127 million at March 31, 2021 and December 31, 2020, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Accrued interest receivable on loans held for investment totaled $245 million at March 31, 2021 and is included in other assets on the consolidated balance sheet.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The reversal of provision for loan losses was $143 million for the commercial loan segment and $48 million for the consumer loan segment for the three months ended March 31, 2021, largely due to an improvement in the Company's economic forecast. The economic forecast incorporated management's expectations at March 31, 2021, which included a continuing economic recovery in 2021 and subsequent years, and significantly lower COVID-19-related uncertainty than at December 31, 2020 due to fiscal stimulus, economic indicators that were better than previously forecasted, and the pace of vaccine distribution during the first quarter of 2021. Lower consumer loan segment balances also contributed to that segment's reversal of provision.

	For the Three Months Ended March 31, 2021
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$851	$422	$1,273
(Reversal of) provision for loan losses	(143)	(48)	(191)
Loans charged-off	(8)	(33)	(41)
Recoveries of loans previously charged-off	8	6	14
Allowance for loan losses, end of period	$708	$347	$1,055

	For the Three Months Ended March 31, 2020
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$354	$184	$538
Cumulative effect adjustment from adoption of ASU 2016-13 (1)	76	153	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	430	337	767
(Reversal of) provision for loan losses	274	174	448
Loans charged-off	(32)	(41)	(73)
Recoveries of loans previously charged-off	7	3	10
Allowance for loan losses, end of period	$679	$473	$1,152

(1)For further information see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2020 Form 10-K.

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of March 31, 2021 and December 31, 2020. The nonaccrual loans all have related allowance for loan losses recorded as of March 31, 2021 and December 31, 2020.

(Dollars in millions)	March 31, 2021	December 31, 2020
Commercial and industrial	$270	$182
Commercial mortgage	262	317
Construction	27	28
Total commercial portfolio	559	527
Residential mortgage and home equity	162	183
Other consumer	1	1
Total consumer portfolio	163	184
Total nonaccrual loans	$722	$711
Troubled debt restructured loans that continue to accrue interest	$222	$212
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$309	$279

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables show the aging of the balance of loans held for investment by class as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$31,674	$110	$2	$112	$31,786
Commercial mortgage	16,168	66	45	111	16,279
Construction	1,686	—	21	21	1,707
Total commercial portfolio	49,528	176	68	244	49,772
Residential mortgage and home equity	26,890	116	46	162	27,052
Other consumer	2,645	19	12	31	2,676
Total consumer portfolio	29,535	135	58	193	29,728
Total loans held for investment	$79,063	$311	$126	$437	$79,500

	December 31, 2020
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$32,101	$76	$73	$149	$32,250
Commercial mortgage	15,983	128	133	261	16,244
Construction	1,634	21	—	21	1,655
Total commercial portfolio	49,718	225	206	431	50,149
Residential mortgage and home equity	28,815	156	63	219	29,034
Other consumer	2,943	26	14	40	2,983
Total consumer portfolio	31,758	182	77	259	32,017
Total loans held for investment	$81,476	$407	$283	$690	$82,166

Loans held for investment 90 days or more past due and still accruing interest totaled $20 million at March 31, 2021 and $45 million at December 31, 2020. The following table presents the loans that are 90 days or more past due, but are not on nonaccrual status, by loan class.

(Dollars in millions)	March 31, 2021	December 31, 2020
Commercial and industrial	$2	$13
Commercial mortgage	4	11
Total commercial portfolio	6	24
Residential mortgage and home equity	3	7
Other consumer	11	14
Total consumer portfolio	14	21
Total loans that are 90 days or more past due and still accruing	$20	$45

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

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	March 31, 2021
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Commercial and industrial:
Pass	$1,421	$5,810	$2,079	$1,478	$997	$1,948	$15,157	$28,890
Criticized:
Special Mention	—	17	216	41	61	82	599	1,016
Classified	—	78	85	227	39	53	353	835
Total	1,421	5,905	2,380	1,746	1,097	2,083	16,109	30,741
Commercial mortgage:
Pass	345	1,623	3,784	2,695	1,701	4,477	68	14,693
Criticized:
Special Mention	—	16	68	279	44	145	15	567
Classified	47	1	111	336	7	517	—	1,019
Total	392	1,640	3,963	3,310	1,752	5,139	83	16,279
Construction:
Pass	119	345	721	261	9	10	28	1,493
Criticized:
Special Mention	—	—	5	61	37	—	—	103
Classified	—	—	—	88	8	15	—	111
Total	119	345	726	410	54	25	28	1,707
Lease financing:
Pass	67	360	141	1	—	476	—	1,045
Criticized:
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	67	360	141	1	—	476	—	1,045
Total commercial portfolio	$1,999	$8,250	$7,210	$5,467	$2,903	$7,723	$16,220	$49,772
Percentage of total	4%	17%	14%	11%	6%	16%	32%	100%

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Commercial and industrial:
Pass	$6,444	$2,207	$1,592	$990	$697	$1,477	$15,693	$29,100
Criticized:
Special Mention	30	182	128	64	30	96	724	1,254
Classified	79	76	155	41	1	35	471	858
Total	6,553	2,465	1,875	1,095	728	1,608	16,888	31,212
Commercial mortgage:
Pass	1,636	3,730	2,778	1,708	1,527	3,180	65	14,624
Criticized:
Special Mention	16	109	245	44	54	194	15	677
Classified	1	102	351	8	69	412	—	943
Total	1,653	3,941	3,374	1,760	1,650	3,786	80	16,244
Construction:
Pass	305	717	321	74	—	2	24	1,443
Criticized:
Special Mention	1	12	108	36	8	—	—	165
Classified	—	—	21	9	—	17	—	47
Total	306	729	450	119	8	19	24	1,655
Lease financing:
Pass	387	140	1	—	48	462	—	1,038
Criticized:
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	387	140	1	—	48	462	—	1,038
Total commercial portfolio	$8,899	$7,275	$5,700	$2,974	$2,434	$5,875	$16,992	$50,149
Percentage of total	17%	15%	11%	6%	5%	12%	34%	100%

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment at March 31, 2021 and December 31, 2020.

Payment Status	March 31, 2021
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Residential mortgage and home equity:
Accrual	$1,693	$3,857	$3,600	$2,281	$4,538	$9,991	$928	$26,888
Nonaccrual	—	—	1	6	9	139	7	162
Total	1,693	3,857	3,601	2,287	4,547	10,130	935	27,050
Other consumer:
Accrual	238	525	1,330	299	23	30	232	2,677
Nonaccrual	—	—	—	—	—	1	—	1
Total	238	525	1,330	299	23	31	232	2,678
Total consumer portfolio	$1,931	$4,382	$4,931	$2,586	$4,570	$10,161	$1,167	$29,728
Percentage of total	6%	15%	17%	9%	15%	34%	4%	100%

Note 3—Loans and Allowance for Loan Losses (Continued)

Payment Status	December 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
Accrual	$4,067	$4,284	$2,738	$5,354	$5,027	$6,363	$1,018	$28,851
Nonaccrual	—	7	5	11	10	142	8	183
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Other consumer:
Accrual	606	1,639	421	29	3	31	253	2,982
Nonaccrual	—	—	—	—	—	1	—	1
Total	606	1,639	421	29	3	32	253	2,983
Total consumer portfolio	$4,673	$5,930	$3,164	$5,394	$5,040	$6,537	$1,279	$32,017
Percentage of total	15%	18%	10%	17%	16%	20%	4%	100%

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at March 31, 2021 and December 31, 2020.

FICO Scores	March 31, 2021
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Residential mortgage and home equity:
720 and Above	$1,494	$3,469	$3,167	$1,850	$3,786	$8,195	$755	$22,716
Below 720	188	363	416	374	648	1,506	167	3,662
No FICO Available(1)	11	25	18	63	113	429	13	672
Total	1,693	3,857	3,601	2,287	4,547	10,130	935	27,050
Other consumer loans:
720 and Above	140	341	787	183	15	5	160	1,631
Below 720	98	184	543	116	8	3	45	997
No FICO Available(1)	—	—	—	—	—	23	27	50
Total	238	525	1,330	299	23	31	232	2,678
Total consumer portfolio	$1,931	$4,382	$4,931	$2,586	$4,570	$10,161	$1,167	$29,728
Percentage of total	6%	15%	17%	9%	15%	34%	4%	100%

(1)Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

FICO Scores	December 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
720 and Above	$3,623	$3,796	$2,265	$4,527	$4,390	$5,083	$821	$24,505
Below 720	419	477	460	762	609	1,121	192	4,040
No FICO Available(1)	25	18	18	76	38	301	13	489
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Other consumer loans:
720 and Above	392	967	258	18	2	5	120	1,762
Below 720	214	672	163	11	1	2	131	1,194
No FICO Available(1)	—	—	—	—	—	25	2	27
Total	606	1,639	421	29	3	32	253	2,983
Total consumer portfolio	$4,673	$5,930	$3,164	$5,394	$5,040	$6,537	$1,279	$32,017
Percentage of total	15%	18%	10%	17%	16%	20%	4%	100%

(1)Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

LTV Ratios	March 31, 2021
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Residential mortgage and home equity:
80% or below	$1,678	$3,679	$3,513	$2,222	$4,522	$10,083	$891	$26,588
80% to 100%	13	177	87	64	24	23	40	428
100% or more	—	—	—	1	—	1	—	2
No LTV Available(1)	2	1	1	—	1	23	4	32
Total	1,693	3,857	3,601	2,287	4,547	10,130	935	27,050
Total consumer portfolio	$1,693	$3,857	$3,601	$2,287	$4,547	$10,130	$935	$27,050
Percentage of total	6%	15%	13%	8%	17%	38%	3%	100%

(1)Represents loans for which management was not able to obtain refreshed property values.

LTV Ratios	December 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
80% or below	$3,924	$4,157	$2,631	$5,339	$5,032	$6,455	$961	$28,499
80% to 100%	139	133	111	25	4	23	61	496
100% or more	—	—	—	—	—	2	—	2
No LTV Available(1)	4	1	1	1	1	25	4	37
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Total consumer portfolio	$4,067	$4,291	$2,743	$5,365	$5,037	$6,505	$1,026	$29,034
Percentage of total	14%	15%	9%	18%	17%	23%	4%	100%

(1)Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of March 31, 2021 and December 31, 2020. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $25 million and $24 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of March 31, 2021 and December 31, 2020, respectively.

(Dollars in millions)	March 31, 2021	December 31, 2020
Commercial and industrial	$124	$73
Commercial mortgage	135	140
Construction	28	28
Total commercial portfolio	287	241
Residential mortgage and home equity	242	248
Other consumer	2	2
Total consumer portfolio	244	250
Total restructured loans	$531	$491

During the first quarter of 2021, TDR modifications in the commercial portfolio segment were substantially composed of forbearances, covenant amendments, and payment deferrals. In the consumer portfolio segment, modifications were largely composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for the three months ended March 31, 2021 and March 31, 2020. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At March 31, 2021, $68 million of modified commercial loans and $1.1 billion of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three months ended March 31, 2021 and 2020.

	For the Three Months Ended March 31, 2021
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$84	$84
Total commercial portfolio	84	84
Residential mortgage and home equity	25	25
Total consumer portfolio	25	25
Total	$109	$109

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

The following table provides the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2021, and where the default occurred within the first twelve months after modification into a TDR. The recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three months ended March 31, 2020, and where the default occurred within the first twelve months after modification into a TDR was de minimis. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended March 31, 2021
Commercial mortgage	$1
Total commercial portfolio	1
Residential mortgage and home equity	3
Total consumer portfolio	3
Total	$4

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$78	$78	$14	$14
Leasing investments	287	110	397	2	2
Total consolidated VIEs	$287	$188	$475	$16	$16

	December 31, 2020
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$81	$81	$16	$16
Leasing investments	310	111	421	5	5
Total consolidated VIEs	$310	$192	$502	$21	$21

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

Leasing Investments

The Company has leasing investments primarily in the wind energy and rail industries. The Company is considered the primary beneficiary and has consolidated these investments because the Company has the power to direct the activities of these entities that significantly impact the entities’ economic performances. The Company also has the right to receive potentially significant benefits or the obligation to absorb potentially significant losses of these investments.

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at March 31, 2021 and December 31, 2020. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the three months ended March 31, 2020, the Company had noncash increases in unfunded commitments on LIHC investments of $52 million, included within other liabilities.

	March 31, 2021
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$26	$262	$798	$1,086	$178	$178	$1,086
Renewable energy investments	—	19	1,154	1,173	—	—	1,193
Other investments	—	—	95	95	4	4	195
Total unconsolidated VIEs	$26	$281	$2,047	$2,354	$182	$182	$2,474

	December 31, 2020
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$26	$256	$831	$1,113	$209	$209	$1,113
Renewable energy investments	—	—	1,215	1,215	—	—	1,235
Other investments	—	—	88	88	4	4	187
Total unconsolidated VIEs	$26	$256	$2,134	$2,416	$213	$213	$2,535

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three months ended March 31, 2021 and 2020.

	For the Three Months Ended
	March 31, 2021	March 31, 2020
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$1	$1
Amortization of LIHC investments included in income tax expense	32	31
Tax credits and other tax benefits from LIHC investments included in income tax expense	42	36

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

The following table presents the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of March 31, 2021 and December 31, 2020.

	March 31, 2021					December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase
U.S. Treasury and government agencies	$10,402	$3,175	$1,205	$350	$15,132	$—	$14,642	$296	$—	$14,938
Mortgage-backed:
U.S. agencies	5,345	500	6,216	250	12,311	—	8,069	5,465	—	13,534
Corporate debt	382	—	974	—	1,356	—	676	756	—	1,432
Other debt	124	—	420	—	544	—	401	377	—	778
Equity	1,502	25	489	—	2,016	—	1,377	1,067	—	2,444
Total	$17,755	$3,700	$9,304	$600	$31,359	$—	$25,165	$7,961	$—	$33,126
Securities loaned
Corporate bonds	$2	$—	$—	$—	$2	$1	$—	$—	$—	$1
Other Debt	—	—	—	—	—	11	—	241	—	252
Equity	312	338	—	—	650	366	243	—	—	609
Total	$314	$338	$—	$—	$652	$378	$243	$241	$—	$862

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
The following tables present the offsetting of financial assets and liabilities as of March 31, 2021 and December 31, 2020.

	March 31, 2021
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,771	$432	$1,339	$17	$—	$1,322
Securities borrowed or purchased under resale agreements	24,860	6,683	18,177	16,152	—	2,025
Total	$26,631	$7,115	$19,516	$16,169	$—	$3,347
Financial Liabilities:
Derivative liabilities	$863	$515	$348	$119	$1	$228
Securities loaned or sold under repurchase agreements	32,011	6,682	25,329	15,624	—	9,705
Total	$32,874	$7,197	$25,677	$15,743	$1	$9,933

	December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,313	$432	$1,881	$38	$—	$1,843
Securities borrowed or purchased under resale agreements	24,435	6,827	17,608	17,539	—	69
Total	$26,748	$7,259	$19,489	$17,577	$—	$1,912
Financial Liabilities:
Derivative liabilities	$1,029	$675	$354	$174	$—	$180
Securities loaned or sold under repurchase agreements	33,988	6,827	27,161	26,063	—	1,098
Total	$35,017	$7,502	$27,515	$26,237	$—	$1,278

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	March 31, 2021	December 31, 2020
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 0.13% and 0.16% at March 31, 2021 and December 31, 2020, respectively	$79	$23
Total debt issued by MUB	79	23
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with a weighted average interest rate of 0.60% at December 31, 2020	—	9
Short-term debt due to affiliates, with weighted average interest rates of (-0.08)% and (-0.08)% at March 31, 2021 and December 31, 2020, respectively	73	78
Total debt issued by other MUAH subsidiaries	73	87
Total commercial paper and other short-term borrowings	$152	$110

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.4 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an irrevocable extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At March 31, 2021, MUSA had JPY 8 billion (73 million USD equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	March 31, 2021	December 31, 2020
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$399	$399
Fixed rate 3.00% notes due February 2025	398	398
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 1.17% at March 31, 2021 and 1.23% at December 31, 2020	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.94% above 3-month LIBOR, had a rate of 1.12% at March 31, 2021 and 1.15% at December 31, 2020	1,765	1,765
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at March 31, 2021 and 0.76% at December 31, 2020	26	27
Floating rate debt due March 2024. This note, which bears interest at 0.76% above 3-month LIBOR, had a rate of 0.95% at March 31, 2021 and 0.98% at December 31, 2020	775	775
Floating rate debt due June 2024. This note, which bears interest at 0.79% above 3-month LIBOR, had a rate of 0.97% at March 31, 2021 and 1.00% at December 31, 2020	750	750
Floating rate debt due September 2024. This note, which bears interest at 0.82% above 3-month LIBOR, had a rate of 1.00% at March 31, 2021 and 1.03% at December 31, 2020	750	750
Floating rate debt due December 2024. This note, which bears interest at 0.84% above 3-month LIBOR, had a rate of 1.03% at March 31, 2021 and 1.06% at December 31, 2020	750	750
Floating rate debt due March 2024. This note, which bears interest at 0.66% above 3-month LIBOR, had a rate of 0.83% at March 31, 2021	90	—
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 1.92% at December 31, 2020	—	37
Total debt issued by MUAH	7,328	7,276
Debt issued by MUB
Senior debt:
Fixed rate 2.10% notes due December 2022	699	699
Floating rate debt due December 2022. These notes which bear interest at 0.71% above the Secured Overnight Financing Rate had a rate of 0.72% at March 31, 2021 and 0.78% at December 31, 2020	300	300
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 0.78% at March 31, 2021 and 0.83% at December 31, 2020	300	300
Fixed rate 3.15% notes due April 2022	998	998
Fixed rate FHLB of San Francisco advances due between November 2021 and April 2025. These notes bear a combined weighted average rate of 2.76% at March 31, 2021 and 2.76% at December 31, 2020	4,575	4,575
Other	13	12
Total debt issued by MUB	6,885	6,884
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various fixed rate borrowings due between August 2021 and September 2027 with a weighted average interest rate of 1.46% (between 1.23% and 2.44%) at March 31, 2021 and 1.48% (between 1.23% and 2.44%) at December 31, 2020	316	323
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had a weighted average interest rate of 0.51% at March 31, 2021 and 0.51% at December 31, 2020	3	3
Fixed rate non-recourse borrowings due between July 2022 and July 2023 with a weighted average interest rate of 3.19% (between 2.18% and 3.72%) at March 31, 2021 and 3.15% (between 1.96% and 3.72%) at December 31, 2020	94	119
Other non-recourse debt:
Fixed rate non-recourse borrowings due December 2026 which had an interest rate of 5.34% at March 31, 2021 and 5.34% at December 31, 2020	25	26
Total debt issued by other MUAH subsidiaries	438	471
Total long-term debt	$14,651	$14,631

Note 7—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at March 31, 2021 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2021	$—	$1,926	$25	$1,951
2022	399	2,797	37	3,233
2023	3,416	1,551	101	5,068
2024	3,115	1	—	3,116
2025	398	601	—	999
Thereafter	—	9	275	284
Total long-term debt	$7,328	$6,885	$438	$14,651

Note 8—Fair Value Measurement and Fair Value of Financial Instruments
Valuation Methodologies
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in an orderly transaction between willing market participants at the measurement date. The Company has an established and documented process for determining fair value for financial assets and liabilities that are measured at fair value on either a recurring or nonrecurring basis. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced parameters, such as yield curves, foreign exchange rates, credit spreads, commodity prices and implied volatilities. Valuation adjustments may be made to ensure the financial instruments are recorded at fair value. These adjustments include amounts that reflect counterparty credit quality and that consider the Company's own creditworthiness in determining the fair value of its trading assets and liabilities. For additional information related to the valuation methodologies used for certain financial assets and financial liabilities measured at fair value, and information about the Company's valuation processes, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2020 Form 10-K.
Fair Value Hierarchy
In determining fair value, the Company maximizes the use of observable market inputs and minimizes the use of unobservable inputs. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect the Company’s estimate about market data. Based on the observability of the significant inputs used, the Company classifies its fair value measurements in accordance with the three-level hierarchy as defined by GAAP. This hierarchy is based on the quality, observability, and reliability of the information used to determine fair value. For additional information related to the fair value hierarchy, see Note 11 "Fair Value Measurement and Fair Value of Financial Instruments" to our consolidated financial statements in Part II, Item 8. “Financial Statements and Supplementary Data” in our 2020 Form 10-K.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
Fair Value Measurements on a Recurring Basis
The following table presents financial assets and financial liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, by major category and by valuation hierarchy level.

	March 31, 2021					December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$2,594	$—	$—	$2,594	$—	$3,118	$—	$—	$3,118
Mortgage-backed:
U.S. agencies	—	8,165	—	—	8,165	—	8,936	—	—	8,936
Corporate debt	—	1,046	—	—	1,046	—	838	—	—	838
Other debt	—	408	—	—	408	—	354	—	—	354
Equity	685	—	—	—	685	925	—	—	—	925
Derivative contracts	63	1,691	1	(431)	1,324	20	2,277	1	(431)	1,867
Total trading account assets	748	13,904	1	(431)	14,222	945	15,523	1	(431)	16,038
Securities available for sale:
U.S. Treasury and government agencies	—	5,712	—	—	5,712	—	4,473	—	—	4,473
Mortgage-backed:
U.S. agencies	—	6,346	—	—	6,346	—	5,922	—	—	5,922
Residential - non-agency	—	646	—	—	646	—	539	—	—	539
Commercial - non-agency	—	4,304	15	—	4,319	—	4,473	16	—	4,489
Collateralized loan obligations	—	1,241	—	—	1,241	—	1,367	—	—	1,367
Direct bank purchase bonds	—	—	837	—	837	—	—	930	—	930
Other	—	2	512	—	514	—	11	528	—	539
Total securities available for sale	—	18,251	1,364	—	19,615	—	16,785	1,474	—	18,259
Other assets:
Mortgage servicing rights	—	—	128	—	128	—	—	110	—	110
Loans held for sale	—	—	—	—	—	—	—	43	—	43
Derivative contracts	—	10	6	(1)	15	—	2	13	(1)	14
Equity securities	20	—	—	—	20	20	—	—	—	20
Total other assets	20	10	134	(1)	163	20	2	166	(1)	187
Total assets	$768	$32,165	$1,499	$(432)	$34,000	$965	$32,310	$1,641	$(432)	$34,484
Percentage of total	2%	95%	4%	(1)%	100%	3%	93%	5%	(1)%	100%
Percentage of total Company assets	—%	19%	1%	—%	20%	1%	19%	1%	—%	21%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$3,090	$—	$—	$3,090	$—	$2,359	$—	$—	$2,359
Corporate debt	—	573	—	—	573	—	483	—	—	483
Other debt	—	91	—	—	91	—	—	—	—	—
Equity	140	—	—	—	140	144	—	—	—	144
Derivatives contracts	37	814	1	(511)	341	58	962	1	(674)	347
Total trading account liabilities	177	4,568	1	(511)	4,235	202	3,804	1	(674)	3,333
Other liabilities:
Derivatives contracts	—	8	3	(4)	7	—	3	4	(1)	6
Total other liabilities	—	8	3	(4)	7	—	3	4	(1)	6
Total liabilities	$177	$4,576	$4	$(515)	$4,242	$202	$3,807	$5	$(675)	$3,339
Percentage of total	4%	108%	—%	(12)%	100%	6%	114%	—%	(20)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%	—%	3%	—%	—%	3%

(1)Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020. Level 3 securities available for sale at March 31, 2021 and 2020 largely consist of direct bank purchase bonds.

	For the Three Months Ended
	March 31, 2021					March 31, 2020
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$1	$1,474	$166	$(1)	$(4)	$8	$1,131	$316	$(8)	$(124)
Total gains (losses) - realized/unrealized):
Included in income before taxes	—	—	4	—	1	(3)	—	(100)	3	—
Included in other comprehensive income	—	(42)	—	—	—	—	(3)	—	—	—
Purchases/additions	—	43	6	—	—	—	1	5	—	—
Sales	—	—	(42)	—	—	—	—	—	—	—
Settlements	—	(111)	—	—	—	(2)	(6)	—	2	—
Transfers in (out) of level 3	—	—	—	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$1	$1,364	$134	$(1)	$(3)	$3	$1,123	$221	$(3)	$(124)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$6	$—	$1	$(3)	$—	$(100)	$3	$—

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at March 31, 2021.

	March 31, 2021
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$837	Return on equity	Market-required return on capital	8.0-10.0%	9.6%
			Probability of default	0.0-8.0	0.4
			Loss severity	10.0-65.0	21.3
Other	$512	Discounted cash flow	Discount rate	1.2-5.2	3.4
			Liquidity adjustment	0.8-3.2	2.4

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2021 and 2020 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	March 31, 2021				For the Three Months Ended March 31, 2021
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$272	$—	$—	$272	$(16)
Other assets	59	—	—	59	(22)
Total	$331	$—	$—	$331	$(38)

	March 31, 2020				For the Three Months Ended March 31, 2020
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)
Loans held for investment	$70	$—	$—	$70	$(9)
Other assets	416	—	—	416	(43)
Total	$486	$—	$—	$486	$(52)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at March 31, 2021 and December 31, 2020.

	March 31, 2021
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$19,728	$19,728	$19,728	$—	$—
Securities borrowed or purchased under resale agreements	18,177	18,177	—	18,177	—
Securities held to maturity	8,137	8,125	—	8,125	—
Loans held for investment(1)	77,385	79,653	—	—	79,653
Other assets	42	42	42	—	—
Liabilities
Time deposits	$6,808	$6,827	$—	$6,827	$—
Securities loaned or sold under repurchase agreements	25,329	25,329	—	25,329	—
Commercial paper and other short-term borrowings	152	152	—	152	—
Long-term debt	14,651	14,925	—	14,925	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$52	$291	$—	$—	$291

(1)Excludes lease financing. The carrying amount is net of the allowance for loan losses.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2020
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$16,414	$16,414	$16,414	$—	$—
Securities borrowed or purchased under resale agreements	17,608	17,607	—	17,607	—
Securities held to maturity	7,311	7,532	—	7,532	—
Loans held for investment(1)	79,873	81,528	—	—	81,528
Other assets	31	31	31	—	—
Liabilities
Time deposits	$7,419	$7,451	$—	$7,451	$—
Securities loaned or sold under repurchase agreements	27,161	27,161	—	27,161	—
Commercial paper and other short-term borrowings	110	110	—	110	—
Long-term debt	14,631	14,973	—	14,973	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$40	$313	$—	$—	$313

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of March 31, 2021 and December 31, 2020. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	March 31, 2021			December 31, 2020
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$10,000	$—	$1	$9,509	$—	$1
Not designated as hedging instruments:
Trading:
Interest rate contracts	184,685	1,315	621	193,326	1,890	754
Commodity contracts	4	—	—	4	—	—
Foreign exchange contracts	13,098	398	199	14,189	392	215
Equity contracts	1,124	42	30	1,599	16	51
Other contracts	247	—	2	51	—	1
Total trading	199,158	1,755	852	209,169	2,298	1,021
Other risk management	2,000	16	10	1,548	15	7
Total derivative instruments	$211,158	$1,771	$863	$220,226	$2,313	$1,029

We recognized net losses of $5 million on other risk management derivatives for the three months ended March 31, 2021, and net gains of $23 million for the three months ended March 31, 2020, which are included in other noninterest income.

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
The Company used interest rate derivatives with an aggregate notional amount of $10.0 billion at March 31, 2021 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. At March 31, 2021, the weighted average remaining life of the active cash flow hedges was 2.7 years.
For cash flow hedges, changes in the fair value of the hedging instruments is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At March 31, 2021, the Company expects to reclassify approximately $105 million of income from AOCI as an increase to net interest income during the twelve months ending March 31, 2022. This amount could differ from amounts actually realized due to changes in interest rates, hedge terminations and the addition of other hedges subsequent to March 31, 2021.

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)

The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three months ended March 31, 2021 and 2020.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Three Months Ended March 31,			For the Three Months Ended March 31,
(Dollars in millions)	2021	2020	Location	2021	2020
Derivatives in cash flow hedging relationships
			Interest income	$27	$(19)
Interest rate contracts	$(64)	$423	Interest expense	—	—
Total	$(64)	$423		$27	$(19)

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three months ended March 31, 2021 and 2020.

	Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended
(Dollars in millions)	March 31, 2021	March 31, 2020
Trading derivatives
Interest rate contracts	$211	$(59)
Equity contracts	24	4
Foreign exchange contracts	14	18
Total	$249	$(37)

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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three months ended March 31, 2021 and 2020.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2021
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(64)	$17	$(47)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(27)	7	(20)
Net change	(91)	24	(67)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(649)	169	(480)
Amortization of net unrealized (gains) losses on held to maturity securities	9	(2)	7
Net change	(640)	167	(473)
Pension and other benefits:
Amortization of prior service credit(1)	(7)	2	(5)
Recognized net actuarial (gain) loss(1)	31	(8)	23
Net change	24	(6)	18
Net change in AOCI	$(707)	$185	$(522)

(1)These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended March 31, 2020
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$423	$(111)	$312
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	19	(5)	14
Net change	442	(116)	326
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	396	(104)	292
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(53)	14	(39)
Amortization of net unrealized (gains) losses on held to maturity securities	7	(2)	5
Net change	350	(92)	258
Pension and other benefits:
Amortization of prior service credit (1)	(7)	2	(5)
Recognized net actuarial (gain) loss(1)	28	(7)	21
Net change	21	(5)	16
Net change in AOCI	$813	$(213)	$600

(1)These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following table presents the change in accumulated other comprehensive loss balances.

For the Three Months Ended March 31, 2021 and 2020:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Pension and Other Postretirement Benefits Adjustment	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2019	$(115)	$(93)	$(654)	$(862)
Other comprehensive income (loss) before reclassifications	312	292	—	604
Amounts reclassified from AOCI	14	(34)	16	(4)
Balance, March 31, 2020	$211	$165	$(638)	$(262)
Balance, December 31, 2020	$203	$392	$(582)	$13
Other comprehensive income (loss) before reclassifications	(47)	(480)	—	(527)
Amounts reclassified from AOCI	(20)	7	18	5
Balance, March 31, 2021	$136	$(81)	$(564)	$(509)

Note 11—Employee Pension and Other Postretirement Benefits
The following table summarizes the components of net periodic benefit cost for the three months ended March 31, 2021 and 2020. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended March 31,		For the Three Months Ended March 31,		For the Three Months Ended March 31,
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$24	$21	$—	$—	$—	$—
Interest cost	17	24	1	2	1	1
Expected return on plan assets	(69)	(67)	(5)	(5)	—	—
Amortization of prior service credit	(7)	(7)	—	—	—	—
Recognized net actuarial loss	30	28	—	—	1	1
Total net periodic benefit (income) cost	$(5)	$(1)	$(4)	$(3)	$2	$2

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	March 31, 2021
Commitments to extend credit	$39,107
Issued standby and commercial letters of credit	4,392
Commitments to enter into forward-starting resale agreements	2,109
Other commitments	1,301
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have remaining terms of 1 year or less. At March 31, 2021, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
Community Banking serves consumers through 302 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. It offers traditional banking products and services, including checking and other deposit accounts, residential mortgage loans, consumer loans, home equity lines of credit, credit cards, and bill and loan payment services.

Small Business serves small businesses with annual revenues up to $10 million through 302 full-service branches, digital channels, and call centers. Products and services include business and corporate deposit accounts, small business loans, branch direct loans, merchant services, and access to Wealth Management and Community Banking.

Business Banking provides business and asset-based loans to clients across a wide range of industries with annual revenues from $10 million to $50 million. Products and services include checking and other deposit accounts, small business administration loans, and owner-occupied real estate loans. By working with the Company’s other segments, Business Banking clients also have access to global treasury management and capital markets solutions, trade finance, and foreign exchange, interest rate, and commodity risk management products, and Wealth Management.

Commercial Banking provides commercial and asset-based loans to clients across a wide range of industries with annual revenues from $50 million to $2 billion. By working with the Company's other segments in a strategic and coordinated approach, Commercial Banking clients can engage in a fully integrated platform of products and services, including global treasury management, investment banking, corporate capital markets and advisory services, foreign exchange, interest rate, and commodity risk management products, and Wealth Management.

Note 13—Business Segments (Continued)
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

Wealth Management serves corporate, institutional, non-profit, and high-net worth and affluent individual clients. Capabilities include Wealth Planning and Trust & Estate Services; Investment Management through the Bank and through HighMark Capital Management, Inc., an SEC-registered investment advisory firm wholly-owned by the Bank; Brokerage services through UnionBanc Investment Services, LLC, an SEC-registered broker-dealer/investment advisory firm wholly-owned by the Bank; and Private Wealth Management.

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
Other
"Other" includes the MUFG Fund Services segment, Markets segment, Japanese Corporate Banking segment and Corporate Treasury. MUFG Fund Services provides comprehensive investment fund administrative solutions. Markets provides risk management solutions, including foreign exchange, interest rate and energy risk management solutions. The Japanese Corporate Banking segment offers a range of credit, deposit, and investment management products and services to companies located primarily in the U.S. that are affiliated with companies headquartered in Japan. Corporate Treasury is responsible for ALM, wholesale funding and the ALM investment and derivatives hedging portfolios. These treasury management activities are carried out to manage the net interest rate and liquidity risks of the Company's balance sheet and to manage those risks within the guidelines established by ALCO. For additional information regarding

Note 13—Business Segments (Continued)
these risk management activities, see "Market Risk Management" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Form 10-K.
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

Note 13—Business Segments (Continued)

As of and for the Three Months Ended March 31, 2021:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$497	$127	$44	$75	$7	$750
Noninterest income	117	104	6	101	404	732
Total revenue	614	231	50	176	411	1,482
Noninterest expense	531	129	46	128	377	1,211
(Reversal of) provision for loan losses	(145)	(20)	(1)	—	(9)	(175)
Income (loss) before income taxes and including noncontrolling interests	228	122	5	48	43	446
Income tax expense (benefit) (1)	53	37	1	11	(32)	70
Net income (loss) including noncontrolling interests	175	85	4	37	75	376
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	3	3
Net income (loss) attributable to MUAH	$175	$85	$4	$37	$78	$379

Total assets, end of period	$63,783	$23,409	$156	$32,270	$50,351	$169,969

(1)Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Three Months Ended March 31, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$545	$124	$47	$66	$(8)	$774
Noninterest income	128	91	9	51	333	612
Total revenue	673	215	56	117	325	1,386
Noninterest expense	530	133	41	116	381	1,201
(Reversal of) provision for loan losses	367	110	—	—	(7)	470
Income (loss) before income taxes and including noncontrolling interests	(224)	(28)	15	1	(49)	(285)
Income tax expense (benefit) (1)	(41)	(22)	3	—	85	25
Net income (loss) including noncontrolling interests	(183)	(6)	12	1	(134)	(310)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	4	4
Net income (loss) attributable to MUAH	$(183)	$(6)	$12	$1	$(130)	$(306)

Total assets, end of period	$74,068	$23,040	$1,096	$27,534	$39,958	$165,696

(1)Income tax expense (benefit) includes certain management accounting classification adjustments.

PART II. OTHER INFORMATION
Item 1.   Legal Proceedings
We are subject to various pending and threatened legal actions that arise in the normal course of business. We maintain liabilities for losses from legal actions that are recorded when they are determined to be both probable in their occurrence and can be reasonably estimated. In addition, we believe the disposition of all claims currently pending, including potential losses from claims that may exceed the liabilities recorded, and claims for loss contingencies that are considered reasonably possible to occur, will not have a material effect, either individually or in the aggregate, on our consolidated financial position, operating results or liquidity.
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2020 Form 10-K, which is incorporated by reference herein.

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
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited). (1)

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101). (1)

(1)Filed herewith.
(2)Furnished herewith. In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: May 7, 2021	By:	/s/ KEVIN CRONIN
Kevin Cronin President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2021	By:	/s/ JOHANNES WORSOE
Johannes Worsoe Chief Financial Officer (Principal Financial Officer)
Date: May 7, 2021	By:	/s/ CHRISTOFFER ESCHER
Christoffer Escher Controller and Chief Accounting Officer (Principal Accounting Officer)