Form 10-Q
period 2021-06-30
MUFG Americas Holdings Corp
filed 2021-08-06
CIK 1011659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
Number of shares of Common Stock outstanding at July 31, 2021: 132,076,912
THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

MUFG Americas Holdings Corporation and Subsidiaries

Glossary of Defined Terms
The following acronyms and abbreviations are used throughout this Form 10-Q, particularly in Part I, Item 1. “Financial Statements," Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 1A. “Risk Factors.”

ALCO	Asset Liability Management Committee
ALM	Asset Liability Management
AOCI	Accumulated other comprehensive income
ARC	Americas Risk Committee
ASU	Accounting Standards Update
BCBS	Basel Committee on Banking Supervision
BHC	U.S. Bank Holding Company
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CCAR	Comprehensive Capital Analysis and Review
CD	Certificate of deposit
CLO	Collateralized loan obligation
CMBS	Commercial mortgage-backed security
COVID-19	Coronavirus Disease 2019
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAD	Exposure at default
ECA	Executive Committee for the Americas
EGRRCPA	Economic Growth, Regulatory Relief and Consumer Protection Act
ESBP	Executive Supplemental Benefit Plan
EURIBOR	Euro Interbank Offered Rate
Exchange Act	U.S. Securities Exchange Act of 1934
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FICO	Fair Isaac Corporation
Fitch	Fitch Ratings
GAAP	Accounting principles generally accepted in the United States of America
GSIB	Global systemically important bank
IBOR	Inter-bank Offered Rate
LGD	Loss given default
LIBOR	London Inter-bank Offered Rate
LIHC	Low income housing tax credit
LLC	Limited Liability Company
LTV	Loan-to-value
Moody's	Moody's Investors Service
MRM	Market Risk Management
MUAH	MUFG Americas Holdings Corporation
MUB	MUFG Union Bank, N.A.
MUFG	Mitsubishi UFJ Financial Group, Inc.
MUSA	MUFG Securities Americas Inc.
nm	Not meaningful
OCI	Other comprehensive income
OFAC	U.S. Treasury's Office of Foreign Assets Control
OREO	Other real estate owned
PD	Probability of default
PPP	Paycheck Protection Program of the Small Business Administration
RMBS	Residential mortgage-backed security
S&P	Standard & Poor's Global Ratings
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
TLAC	Total Loss Absorbing Capacity
VIE	Variable interest entity

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights

	For the Three Months Ended			For the Six Months Ended
(Dollars in millions)	June 30, 2021	June 30, 2020	Percent Change	June 30, 2021	June 30, 2020	Percent Change
Results of operations:
Net interest income	$716	$787	(9)%	$1,466	$1,561	(6)%
Noninterest income	711	809	(12)	1,443	1,421	2
Total revenue	1,427	1,596	(11)	2,909	2,982	(2)
Noninterest expense	1,274	1,178	8	2,485	2,379	4
Pre-tax, pre-provision income(1)	153	418	(63)	424	603	(30)
(Reversal of) provision for credit losses	(174)	361	(148)	(349)	831	(142)
Income (loss) before income taxes and including noncontrolling interests	327	57	474	773	(228)	439
Income tax expense (benefit)	19	39	(51)	89	64	39
Net income (loss) including noncontrolling interests	308	18	nm	684	(292)	334
Deduct: Net loss from noncontrolling interests	3	4	(25)	6	8	(25)
Net income (loss) attributable to MUAH	$311	$22	nm	$690	$(284)	343
Balance sheet (period average):
Total assets	$167,223	$169,012	(1)%	$167,231	$168,978	(1)%
Total securities	27,331	23,663	16	27,005	24,806	9
Securities borrowed or purchased under resale agreements	16,004	15,173	5	16,554	18,303	(10)
Total loans held for investment	79,631	88,586	(10)	80,191	88,116	(9)
Earning assets	155,066	154,448	—	155,005	155,015	—
Total deposits	105,378	102,666	3	104,560	99,533	5
Securities loaned or sold under repurchase agreements	23,549	21,629	9	24,513	24,396	—
MUAH stockholders' equity	17,383	16,849	3	17,252	16,688	3
Performance ratios:
Return on average assets(2)	0.74%	0.05%		0.83%	(0.34)%
Return on average MUAH stockholders' equity(2)	7.16	0.52		8.00	(3.40)
Return on average MUAH tangible common equity(2)(3)	7.92	0.70		8.87	(3.74)
Efficiency ratio(4)	89.32	73.82		85.42	79.78
Adjusted efficiency ratio (5)	87.63	68.14		82.40	75.55
Net interest margin(2)(6)	1.86	2.05		1.91	2.03
Net loans charged-off to average total loans held for investment(2)	0.15	0.24		0.14	0.26

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

	As of
(Dollars in millions)	June 30, 2021	December 31, 2020	Percent Change
Balance sheet (end of period):
Total assets	$165,297	$167,846	(2)%
Total securities	28,884	25,570	13
Securities borrowed or purchased under resale agreements	15,668	17,608	(11)
Total loans held for investment	78,567	82,166	(4)
Nonperforming assets	680	711	(4)
Total deposits	103,993	102,426	2
Securities loaned or sold under repurchase agreements	22,832	27,161	(16)
Long-term debt	14,145	14,631	(3)
MUAH stockholders' equity	17,502	17,189	2
Credit ratios:
Allowance for loan losses to total loans held for investment(7)	1.09%	1.55%
Allowance for loan losses to nonaccrual loans(7)	126.21	179.01
Allowance for credit losses to total loans held for investment(8)	1.19	1.63
Allowance for credit losses to nonaccrual loans(8)	137.10	188.15
Nonperforming assets to total loans held for investment and OREO	0.87	0.87
Nonperforming assets to total assets	0.41	0.42
Nonaccrual loans to total loans held for investment	0.87	0.87
Capital ratios:
Regulatory(9):
Common Equity Tier 1 risk-based capital ratio	15.89%	15.28%
Tier 1 risk-based capital ratio	15.89	15.28
Total risk-based capital ratio	16.58	16.29
Tier 1 leverage ratio	9.74	9.56
Other:
Tangible common equity ratio(10)	9.73%	9.38%

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Financial Highlights (Continued)

(1)Pre-tax, pre-provision income is total revenue less noninterest expense. Management believes that this is a useful financial measure because it enables investors and others to assess the Company's ability to generate capital to cover credit losses through a credit cycle.
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

Please refer to our consolidated financial statements and the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K) along with the following discussion and analysis of our consolidated financial position and results of operations for the period ended June 30, 2021 in this Form 10-Q. Averages, as presented in the following tables, are substantially all based upon daily average balances.
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
The Company’s leadership team is bicoastal with Regional Bank and Transaction Banking leaders on the West Coast while Global Corporate & Investment Banking - U.S. and MUSA leaders are based in New York City. The corporate headquarters (principal executive office) for MUB, MUSA and MUAH is in New York City. MUB's main banking office is in San Francisco. The Company had consolidated assets of $165.3 billion at June 30, 2021.
Executive Overview
We are providing you with an overview of what we believe are the most significant factors and developments that affected our second quarter 2021 results and that could influence our future results. Further detailed information can be found elsewhere in this Form 10-Q. In addition, you should carefully read this entire document and any other reports that we refer to in this Form 10-Q for more detailed information to assist your understanding of trends, events and uncertainties that impact us.
Our sources of revenue are net interest income and noninterest income (collectively “total revenue”). Net interest income is generated predominantly from interest earned from loans, investment securities, securities borrowed or purchased under resale agreements, trading account assets and other interest-earning assets, less interest incurred on deposits and borrowings, securities loaned or sold under repurchase agreements and other interest-bearing liabilities. The primary sources of noninterest income are revenues from investment banking and syndication fees, service charges on deposit accounts, trust and investment management fees, trading account activities, credit facility fees, and fees from affiliates. Changes in interest rates, credit quality, economic trends and the capital markets are primary factors that affect our revenue sources. In the second quarter of 2021, revenue was comprised of 50% net interest income and 50% noninterest income. A summary of our financial results is discussed below.
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
Performance Highlights
Net income attributable to MUAH was $311 million and $690 million for the three and six months ended June 30, 2021, respectively, compared with a net income (loss) attributable to MUAH of $22 million and $(284) million in the same periods in 2020. The increase in net income was largely due to a reversal of provision for credit losses of $174 million and $349 million for the three and six months ended June 30, 2021, respectively, due to an improvement in our economic forecast, compared with a provision for credit losses of $361 million and $831 million for the three and six months ended June 30, 2020, respectively, which was substantially driven by the impact of COVID-19 and the corresponding deterioration in the economic environment.
Capital Ratios
The Company's capital ratios continued to exceed all well-capitalized and minimum regulatory thresholds for BHCs, as applicable. The Company's U.S. Basel III Common Equity Tier 1, Tier 1 and Total risk-based capital ratios were 15.89%, 15.89% and 16.58%, respectively, at June 30, 2021. The Company's Tier 1 leverage ratio was 9.74% at June 30, 2021.

Financial Performance
Net Interest Income
The following table shows the major components of net interest income and net interest margin.

	For the Three Months Ended
	June 30, 2021			June 30, 2020

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$31,866	$220	2.77%	$30,079	$212	2.83%
Commercial mortgage	16,126	124	3.08	16,827	132	3.15
Construction	1,705	13	3.13	1,656	13	3.17
Lease financing	1,004	12	4.58	986	11	4.40
Residential mortgage and home equity	26,218	185	2.82	34,876	280	3.21
Other consumer	2,712	65	9.63	4,162	93	9.00
Total loans held for investment	79,631	619	3.11	88,586	741	3.35
Securities	27,331	114	1.66	23,663	134	2.27
Securities borrowed or purchased under resale agreements	16,004	7	0.18	15,173	33	0.87
Interest bearing deposits in banks	17,459	5	0.11	15,640	4	0.09
Federal funds sold	4	—	3.21	—	—	—
Trading account assets	13,499	93	2.75	10,276	96	3.72
Other earning assets	1,138	4	1.43	1,110	5	2.01
Total earning assets	155,066	842	2.17	154,448	1,013	2.63
Allowance for loan losses	(1,046)			(1,141)
Cash and due from banks	2,191			1,978
Other assets(4)	11,012			13,727
Total assets	$167,223			$169,012
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$45,112	$15	0.13%	$43,041	$31	0.28%
Savings	9,988	3	0.13	9,438	12	0.51
Time	6,502	10	0.60	12,335	54	1.76
Total interest bearing deposits	61,602	28	0.18	64,814	97	0.60
Commercial paper and other short-term borrowings	113	1	4.16	4,640	9	0.79
Securities loaned or sold under repurchase agreements	23,549	4	0.08	21,629	13	0.25
Long-term debt	14,518	71	1.95	16,771	88	2.09
Total borrowed funds	38,180	76	0.80	43,040	110	1.03
Trading account liabilities	3,884	18	1.82	3,152	15	2.01
Total interest bearing liabilities	103,666	122	0.47	111,006	222	0.80
Noninterest bearing deposits	43,776			37,852
Other liabilities(5)	2,309			3,222
Total liabilities	149,751			152,080
Equity
MUAH stockholders' equity	17,383			16,849
Noncontrolling interests	89			83
Total equity	17,472			16,932
Total liabilities and equity	$167,223			$169,012
Net interest income/spread (taxable-equivalent basis)		720	1.70%		791	1.83%
Impact of noninterest bearing deposits			0.14			0.20
Impact of other noninterest bearing sources			0.02			0.02
Net interest margin			1.86			2.05
Less: taxable-equivalent adjustment		4			4
Net interest income		$716			$787

(1)Yields, interest income and net interest margin are presented on a taxable-equivalent basis using the federal statutory tax rate of 21%.
(2)Annualized.
(3)Average balances of loans held for investment include nonaccrual loans. The amortized portion of net loan origination fees (costs) is included in interest income on loans, representing an adjustment to the yield.
(4)Other assets include noninterest bearing trading account assets.
(5)Other liabilities include noninterest bearing trading account liabilities.

	For the Six Months Ended
	June 30, 2021			June 30, 2020

	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)	Average Balance	Interest Income/ Expense(1)	Average Yield/ Rate(1)(2)
(Dollars in millions)
Assets
Loans held for investment:(3)
Commercial and industrial	$31,390	$439	2.82%	$28,336	$472	3.36%
Commercial mortgage	16,192	248	3.06	16,910	284	3.36
Construction	1,693	26	3.14	1,598	29	3.67
Lease financing	1,012	22	4.37	995	22	4.47
Residential mortgage and home equity	27,126	390	2.88	35,973	600	3.34
Other consumer	2,778	132	9.55	4,304	195	9.11
Total loans held for investment	80,191	1,257	3.15	88,116	1,602	3.65
Securities	27,005	249	1.85	24,806	256	2.07
Securities borrowed or purchased under resale agreements	16,554	19	0.23	18,303	157	1.72
Interest bearing deposits in banks	16,571	9	0.10	12,218	31	0.51
Federal funds sold	3	—	3.55	—	—	—
Trading account assets	13,592	182	2.69	10,599	187	3.55
Other earning assets	1,089	8	1.47	973	11	2.25
Total earning assets	155,005	1,724	2.23	155,015	2,244	2.91
Allowance for loan losses	(1,154)			(951)
Cash and due from banks	2,117			2,050
Other assets(4)	11,263			12,864
Total assets	$167,231			$168,978
Liabilities
Interest bearing deposits:
Transaction and money market accounts	$44,910	$29	0.13%	$41,630	$107	0.52%
Savings	9,891	7	0.14	9,195	26	0.58
Time	6,775	24	0.70	13,675	136	2.00
Total interest bearing deposits	61,576	60	0.19	64,500	269	0.84
Commercial paper and other short-term borrowings	128	2	3.64	5,116	36	1.41
Securities loaned or sold under repurchase agreements	24,513	12	0.10	24,396	132	1.10
Long-term debt	14,571	143	1.96	16,668	197	2.36
Total borrowed funds	39,212	157	0.80	46,180	365	1.59
Trading account liabilities	3,684	33	1.79	3,322	39	2.40
Total interest bearing liabilities	104,472	250	0.48	114,002	673	1.19
Noninterest bearing deposits	42,984			35,033
Other liabilities(5)	2,433			3,171
Total liabilities	149,889			152,206
Equity
MUAH stockholders' equity	17,252			16,688
Noncontrolling interests	90			84
Total equity	17,342			16,772
Total liabilities and equity	$167,231			$168,978
Net interest income/spread (taxable-equivalent basis)		1,474	1.75%		1,571	1.72%
Impact of noninterest bearing deposits			0.14			0.28
Impact of other noninterest bearing sources			0.02			0.03
Net interest margin			1.91			2.03
Less: taxable-equivalent adjustment		8			10
Net interest income		$1,466			$1,561

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

Net interest income for the three and six months ended June 30, 2021 decreased compared with the same periods in 2020 due to decreases in net interest income from MUB and MUSA. The decrease in net interest income from MUB was largely due to a lower net interest margin resulting from lower interest rates and the unfavorable effect of noninterest bearing deposits in a declining rate environment, and a decrease in earning assets. MUB's decrease in earning assets was primarily due to a decrease in residential mortgage and home equity and other consumer loans, partially offset by increases in securities, interest bearing deposits in banks, and commercial and industrial loans. The decrease in net interest income from MUSA was largely due to lower trading asset yields despite higher trading asset balances.
Noninterest Income and Noninterest Expense
The following tables display our noninterest income and noninterest expense for the three and six months ended June 30, 2021 and 2020.
Noninterest Income

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2021	June 30, 2020			June 30, 2021	June 30, 2020
(Dollars in millions)			Amount	Percent			Amount	Percent
Service charges on deposit accounts	$37	$34	$3	9%	$73	$75	$(2)	(3)%
Trust and investment management fees	25	29	(4)	(14)	53	58	(5)	(9)
Trading account activities	(30)	37	(67)	(181)	(47)	1	(48)	nm
Securities gains, net	34	57	(23)	(40)	34	110	(76)	(69)
Credit facility fees	29	26	3	12	58	50	8	16
Brokerage commissions and fees	19	15	4	27	38	33	5	15
Card processing fees, net	15	11	4	36	29	25	4	16
Investment banking and syndication fees	123	164	(41)	(25)	261	284	(23)	(8)
Fees from affiliates	413	393	20	5	824	754	70	9
Other, net	46	43	3	7	120	31	89	287
Total noninterest income	$711	$809	$(98)	(12)	$1,443	$1,421	$22	2
Noninterest income decreased during the three months ended June 30, 2021 compared with the same period in 2020 largely due to decreases in gains on sales of securities, investment banking and syndication fees, and MUSA trading account activities. Noninterest income increased during the six months ended June 30, 2021 compared with the same period in 2020 largely due to increases in fees from affiliates from services provided to MUFG Bank, Ltd. regarding its U.S. business under the master services agreement, and certain counterparty valuation adjustments included in trading account activities. These increases were partially offset by prior period gains on sale of securities. The increase in other, net was largely due to a gain on disposition of Transaction Banking's debt servicing and securities custody services business and an increase in the fair value of mortgage servicing rights. The Company uses derivatives to offset changes in the fair value of mortgage servicing rights. Changes in the fair value of these derivatives are included in trading account activities.

Noninterest Expense

	For the Three Months Ended				For the Six Months Ended
			Increase (Decrease)				Increase (Decrease)
	June 30, 2021	June 30, 2020			June 30, 2021	June 30, 2020
(Dollars in millions)			Amount	Percent			Amount	Percent
Salaries and employee benefits	$721	$697	$24	3%	$1,433	$1,373	$60	4%
Net occupancy and equipment	105	106	(1)	(1)	219	222	(3)	(1)
Professional and outside services	188	173	15	9	370	345	25	7
Software	83	85	(2)	(2)	172	175	(3)	(2)
Regulatory assessments	9	17	(8)	(47)	23	30	(7)	(23)
Other	168	100	68	68	268	234	34	15
Total noninterest expense	$1,274	$1,178	$96	8	$2,485	$2,379	$106	4

The increase in noninterest expense for the three and six months ended June 30, 2021 compared with the same periods in 2020 was largely driven by a technology-related asset impairment recorded in the second quarter of 2021 and increases in costs associated with services provided to MUFG Bank, Ltd. under the master services agreement, partially offset by a prior period impairment of a retail credit card intangible. For additional information regarding costs associated with services provided to MUFG Bank, Ltd. and related fee income earned, see the calculation of the adjusted efficiency ratio in "Non-GAAP Financial Measures" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Income Tax Expense
For the six months ended June 30, 2021, income tax expense was $89 million and the effective tax rate was 12% reflecting tax credits to be recognized during 2021. For the six months ended June 30, 2020, income tax expense was $64 million and the effective tax rate was negative 28% due to excess tax credits that were recognized during 2020. In the second quarter of 2021, income tax expense was $19 million and the effective tax rate was 6%, reflecting the impact of a decrease in the effective tax rate from 16% as of March 31, 2021 to 12% as of June 30, 2021. In the second quarter of 2020, income tax expense was $39 million and the effective tax rate was 68%, reflecting the impact of a decrease in the effective tax rate from negative 9% as of March 31, 2020 to negative 28% as of June 30, 2020.
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
Loans Held for Investment
The following table shows loans held for investment outstanding by loan type at the end of each period presented.

	June 30, 2021	December 31, 2020	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Loans held for investment:
Commercial and industrial	$31,632	$31,212	$420	1%
Commercial mortgage	15,937	16,244	(307)	(2)
Construction	1,607	1,655	(48)	(3)
Lease financing	958	1,038	(80)	(8)
Total commercial portfolio	50,134	50,149	(15)	—
Residential mortgage and home equity (1)	25,681	29,034	(3,353)	(12)
Other consumer (2)	2,752	2,983	(231)	(8)
Total consumer portfolio	28,433	32,017	(3,584)	(11)
Total loans held for investment (3)	$78,567	$82,166	$(3,599)	(4)

(1)Includes home equity loans of $1,351 million and $1,590 million at June 30, 2021 and December 31, 2020, respectively.
(2)Other consumer loans substantially include unsecured consumer loans and consumer credit cards.
(3)Includes $71 million and $127 million at June 30, 2021 and December 31, 2020, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Loans held for investment decreased from December 31, 2020 to June 30, 2021, largely due to a reduction in residential mortgage and home equity, other consumer, and commercial mortgage loans. The commercial and industrial loans portfolio had $1.7 billion of PPP loans outstanding at June 30, 2021.

Deposits
The table below presents our deposits as of June 30, 2021 and December 31, 2020.

			Increase (Decrease)
	June 30, 2021	December 31, 2020
(Dollars in millions)			Amount	Percent
Interest checking	$7,233	$6,831	$402	6%
Money market	36,439	38,336	(1,897)	(5)
Total interest bearing transaction and money market accounts	43,672	45,167	(1,495)	(3)
Savings	10,063	9,710	353	4
Time	5,950	7,419	(1,469)	(20)
Total interest bearing deposits	59,685	62,296	(2,611)	(4)
Noninterest bearing deposits	44,308	40,130	4,178	10
Total deposits	$103,993	$102,426	$1,567	2

Total deposits increased $1.6 billion from December 31, 2020 to June 30, 2021 largely due to increases in noninterest bearing deposits from our consumer and business clients, partially offset by decreases in money market accounts and time deposits.

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

Capital Management
Both MUAH and MUB are subject to various capital adequacy regulations issued by the U.S. federal banking agencies, including requirements to complete an annual capital plan and to maintain minimum regulatory capital ratios. As of June 30, 2021, management believes the capital ratios of MUAH and MUB exceeded all regulatory requirements of “well-capitalized” institutions.
MUAH is subject to regulatory requirements to develop and maintain a capital plan which must be reviewed and approved by its Board of Directors (or designated subcommittee thereof). The Board of Directors approved the Company's annual capital plan in March 2021. Under the Capital Plan and Tailoring Rules of the Federal Reserve, MUAH, as a Category IV firm, is subject to CCAR supervisory stress testing requirements on an every other year basis in even years; the Company voluntarily opted-in to Federal Reserve-run stress testing in 2021. MUAH also submitted its required annual capital plan to the Federal Reserve in April 2021. CCAR assesses capital adequacy levels under various scenarios to determine if covered BHCs and IHCs would have sufficient capital to continue operations throughout times of economic and financial market stress. The Company's 2021 capital plan submission encompassed an evaluation of a range of expected and stressed economic and financial market scenarios, and included an assessment of expected sources and uses of capital over a prescribed planning horizon, a description of all capital actions within that time frame, and a discussion of any proposed business plan changes that are likely to have a material impact on capital adequacy. In June 2021, the Federal Reserve released its 2021 supervisory DFAST stress testing results and MUAH received notice from the Federal Reserve of its preliminary revised stress capital buffer which would take effect October 1, 2021 as informed by the 2021 supervisory DFAST stress testing results. For additional information regarding the Company's capital plan, see "Supervision and Regulation - Dodd-Frank Act and Related Regulations" and "Supervision and Regulation - Regulatory Capital and Liquidity Standards - Capital Planning and Comprehensive Capital Analysis and Review Program" in Part I, Item 1. "Business" of our 2020 Form 10-K.
MUAH and MUB are required to maintain minimum capital ratios under the standardized approach in accordance with the BCBS capital guidelines for U.S. banking organizations issued by the U.S. federal banking agencies (U.S. Basel III Rules). Among other requirements, the U.S. Basel III Rules require a minimum Common Equity Tier 1 capital ratio of 4.5% and a current standardized capital conservation buffer of 4.4% for MUAH and 2.5% for MUB (for a total minimum Common Equity Tier 1 capital ratio of 9.9% for MUAH and 7.0% for MUB) and a Tier 1 leverage ratio of 4.0%. For purposes of calculating its risk-based capital ratios, the Company has elected to phase-in the impact of adopting ASU 2016-13, Measurement of Credit Losses on Financial Instruments, over a five-year period as permitted by the U.S. bank regulatory agencies. The impact is reflected in the capital ratios presented below.

The following tables summarize the calculation of MUAH’s risk-based capital ratios in accordance with the U.S. Basel III Rules as of June 30, 2021 and December 31, 2020.
MUFG Americas Holdings Corporation

	U.S. Basel III
(Dollars in millions)	June 30, 2021	December 31, 2020
Capital Components
Common Equity Tier 1 capital	$16,253	$15,823
Tier 1 capital	$16,253	$15,823
Tier 2 capital	708	1,048
Total risk-based capital	$16,961	$16,871
Risk-weighted assets	$102,309	$103,576
Average total assets for leverage capital purposes	$166,911	$165,569

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)
(Dollars in millions)	June 30, 2021		December 31, 2020		June 30, 2021
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$16,253	15.89%	$15,823	15.28%	≥	$9,106	8.90%
Tier 1 capital (to risk-weighted assets)	16,253	15.89	15,823	15.28	≥	10,640	10.40
Total capital (to risk-weighted assets)	16,961	16.58	16,871	16.29	≥	12,686	12.40
Tier 1 leverage(2)	16,253	9.74	15,823	9.56	≥	6,676	4.00

(1)The minimum capital requirement includes MUAH's standardized capital conservation buffer of 4.4%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in the Company's risk-based capital ratios was driven primarily by net income earned during the six months ended June 30, 2021 and a decrease in risk-weighted assets.

The following tables summarize the calculation of MUB’s risk-based capital ratios in accordance with the guidelines set forth in the U.S. Basel III Rules as of June 30, 2021 and December 31, 2020.
MUFG Union Bank, N.A.

	U.S. Basel III
(Dollars in millions)	June 30, 2021	December 31, 2020
Capital Components
Common Equity Tier 1 capital	$15,013	$14,634
Tier 1 capital	$15,013	$14,634
Tier 2 capital	694	995
Total risk-based capital	$15,707	$15,629
Risk-weighted assets	$92,937	$93,677
Average total assets for leverage capital purposes	$133,728	$131,545

	U.S. Basel III				Minimum Capital Requirement with Capital Conservation Buffer (1)			To Be Well-Capitalized Under Prompt Corrective Action Provisions
(Dollars in millions)	June 30, 2021		December 31, 2020		June 30, 2021
Capital Ratios	Amount	Ratio	Amount	Ratio	Amount		Ratio	Amount		Ratio
Common Equity Tier 1 capital (to risk-weighted assets)	$15,013	16.15%	$14,634	15.62%	≥	$6,506	7.00%	≥	$6,041	6.50%
Tier 1 capital (to risk-weighted assets)	15,013	16.15	14,634	15.62	≥	7,900	8.50	≥	7,435	8.00
Total capital (to risk-weighted assets)	15,707	16.90	15,629	16.68	≥	9,758	10.50	≥	9,294	10.00
Tier 1 leverage(2)	15,013	11.23	14,634	11.12	≥	5,349	4.00	≥	6,686	5.00

(1)The minimum capital requirement includes a capital conservation buffer of 2.5%.
(2)Tier 1 capital divided by quarterly average assets (excluding certain disallowed assets, primarily goodwill and other intangibles).

The increase in MUB's risk-based capital ratios was driven primarily by net income earned during the six months ended June 30, 2021 and a decrease in risk-weighted assets.

In addition to capital ratios determined in accordance with regulatory requirements, we consider the tangible common equity ratio when evaluating capital utilization and adequacy. This capital ratio is monitored by management, and presented below, to further facilitate the understanding of our capital structure and for use in assessing and comparing the quality and composition of the Company’s capital structure to other financial institutions. This ratio is not codified within GAAP or federal banking regulations in effect at June 30, 2021. Therefore, it is considered a non-GAAP financial measure. Our tangible common equity ratio calculation method may differ from those used by other financial services companies.

The following table summarizes the calculation of the Company's tangible common equity ratio as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
(Dollars in millions)
Total MUAH stockholders' equity	$17,502	$17,189
Less: Goodwill	1,391	1,407
Less: Intangible assets, except mortgage servicing rights	195	202
Less: Deferred tax liabilities related to goodwill and intangible assets	(18)	(14)
Tangible common equity (a)	$15,934	$15,594
Total assets	$165,297	$167,846
Less: Goodwill	1,391	1,407
Less: Intangible assets, except mortgage servicing rights	195	202
Less: Deferred tax liabilities related to goodwill and intangible assets	(18)	(14)
Tangible assets (b)	$163,729	$166,251
Tangible common equity ratio (a)/(b)	9.73%	9.38%

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

The reversal of provision for credit losses was $174 million and $349 million for the three and six months ended June 30, 2021, respectively, consisting of a reversal of provision for loan losses of $167 million and a reversal of provision for losses on unfunded credit commitments of $7 million for the three months ended June 30, 2021, and a reversal of provision for loan losses of $358 million and a provision for losses on unfunded credit commitments of $9 million for the six months ended June 30, 2021. The reversals of provision for loan losses were $137 million and $280 million for the commercial loan segment and $30 million and $78 million for the consumer loan segment for the three and six months ended June 30, 2021, respectively, largely due to an improvement in the Company's economic forecast. The economic forecast incorporated management's expectations at June 30, 2021, which included a continuing economic recovery in 2021 and subsequent years, and significantly lower COVID-19-related uncertainty than at December 31, 2020 due to fiscal stimulus and economic indicators that were better than previously forecasted. Lower consumer loan segment balances also contributed to that segment's reversal of provision.

The allowance for loan losses was $858 million at June 30, 2021, compared with $1,273 million at December 31, 2020. Our ratio of allowance for loan losses to total loans held for investment was 1.09% as of June 30, 2021 and 1.55% as of December 31, 2020. Our ratio of allowance for credit losses to total loans held for investment was 1.19% as of June 30, 2021 and 1.63% as of December 31, 2020. Net loans charged off to average total loans held for investment were 0.15% and 0.14% for the three and six months ended June 30, 2021, respectively, compared with 0.24% and 0.26% for the three and six months ended June 30, 2020, respectively.

Change in the Allowance for Loan Losses
The following table sets forth a reconciliation of changes in our allowance for loan losses.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Allowance for loan losses, beginning of period	$1,055	$1,152	$1,273	$538
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	—	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	1,055	1,152	1,273	767
(Reversal of) provision for loan losses	(167)	353	(358)	801
Loans charged off:
Commercial and industrial	(11)	(4)	(17)	(36)
Commercial mortgage	(12)	—	(14)	—
Construction	—	(10)	—	(10)
Lease financing	—	—	—	—
Total commercial portfolio	(23)	(14)	(31)	(46)
Residential mortgage and home equity	4	1	6	2
Other consumer	(28)	(46)	(63)	(88)
Total consumer portfolio	(24)	(45)	(57)	(86)
Total loans charged-off	(47)	(59)	(88)	(132)
Recoveries of loans previously charged-off:
Commercial and industrial	3	3	10	9
Commercial mortgage	—	—	1	—
Construction	7	—	7	1
Total commercial portfolio	10	3	18	10
Other consumer	7	3	13	6
Total consumer portfolio	7	3	13	6
Total recoveries of loans previously charged-off	17	6	31	16
Net loans recovered (charged-off)	(30)	(53)	(57)	(116)
Ending balance of allowance for loan losses	858	1,452	858	1,452
Allowance for losses on unfunded credit commitments	74	109	74	109
Total allowance for credit losses	$932	$1,561	$932	$1,561

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

The following table sets forth the components of nonperforming assets, TDRs, criticized assets and certain credit ratios.

	June 30, 2021	December 31, 2020	Increase (Decrease)
(Dollars in millions)			Amount	Percent
Nonaccrual loans:
Commercial and industrial	$298	$182	$116	64%
Commercial mortgage	232	317	(85)	(27)
Construction	—	28	(28)	(100)
Total commercial portfolio	530	527	3	1
Residential mortgage and home equity	150	183	(33)	(18)
Other consumer loans	—	1	(1)	(100)
Total consumer portfolio	150	184	(34)	(18)
Total nonaccrual loans	680	711	(31)	(4)
OREO	—	—	—	—
Total nonperforming assets	$680	$711	$(31)	(4)
Troubled debt restructurings:
Accruing	$207	$212	$(5)	(2)%
Nonaccruing (included in total nonaccrual loans above)	256	279	(23)	(8)
Total troubled debt restructurings (1)	$463	$491	$(28)	(6)

Criticized credits	$3,018	$3,944	$(926)	(23)%

Allowance for loan losses to nonaccrual loans	126.21%	179.01%
Allowance for credit losses to nonaccrual loans	137.10	188.15
Nonperforming assets to total loans held for investment and OREO	0.87	0.87
Nonperforming assets to total assets	0.41	0.42
Nonaccrual loans to total loans held for investment	0.87	0.87

(1)Troubled debt restructurings exclude COVID-19-related loan modifications, which are discussed below in "Troubled Debt Restructurings."

The decrease in criticized credits is due to improvements in the commercial real estate, power and utilities and aviation sectors. See Note 3 "Loans and Allowance for Loan Losses" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for a description of criticized credits.

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
The following table provides a summary of TDRs by loan type, including nonaccrual loans and loans that have been returned to accrual status, as of June 30, 2021 and December 31, 2020. See Note 3 "Loans and Allowance for Loan Losses" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information.

			As a Percentage of Ending Loan Balances
(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Commercial and industrial	$104	$73	0.32%	0.23%
Commercial mortgage	129	140	0.81	0.86
Construction	—	28	—	1.69
Total commercial portfolio	233	241	0.46	0.48
Residential mortgage and home equity	229	248	0.89	0.85
Other consumer	1	2	0.04	0.07
Total consumer portfolio	230	250	0.81	0.78
Total restructured loans	$463	$491	0.59	0.60

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19-related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At June 30, 2021, $58 million of modified commercial loans and $520 million of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.
Loans 90 Days or More Past Due and Still Accruing Interest
Loans held for investment 90 days or more past due and still accruing interest totaled $29 million and $45 million at June 30, 2021 and at December 31, 2020, respectively.
Concentration of Risk

Commercial and industrial loans are extended principally to corporations, middle-market businesses and small businesses and are originated primarily through our commercial banking offices. Our commercial and industrial portfolio is comprised primarily of the following industry sectors: finance and insurance, manufacturing, real estate and leasing, power and utilities, and wholesale trade. Finance and insurance exceeded 10% of our total loans held for investment at June 30, 2021 and December 31, 2020.

Construction and commercial mortgage loans are secured by deeds of trust or mortgages. Construction loans are extended primarily to commercial property developers and to residential builders. At June 30, 2021, 75% of the Company’s construction loan portfolio was concentrated in California and 7% to borrowers in Oregon. The commercial mortgage loan portfolio consists of loans secured by commercial income properties. At June 30, 2021, 67% of the Company’s commercial mortgage loans were made to borrowers located in California, 6% to borrowers in Washington, and 5% to borrowers in New York.
Residential mortgage loans are originated and secured by one-to-four family residential properties, through our multi-channel network, including branches, private bankers, mortgage brokers, telephone services, and web-based and mobile internet banking applications. We do not have a program for originating or purchasing subprime loan products and we hold the majority of the loans we originate. At June 30, 2021, substantially all our residential mortgage loans were made to borrowers in California.
At June 30, 2021, payment terms on 44% of our residential mortgage loans required a monthly payment that covers the full amount of interest due, but did not reduce the principal balance. At origination, these interest-only loans had strong credit profiles and had weighted average LTV ratios of approximately 63%. The remainder of the portfolio consisted of regularly amortizing loans.
Home equity loans are originated principally through our branch network and private banking offices. Approximately 26% and 25% of these home equity loans and lines were supported by first liens on residential properties at June 30, 2021 and December 31, 2020, respectively. To manage risk associated with lending commitments, we review all equity-secured lines annually for creditworthiness and may reduce or freeze limits, to the extent permitted by laws and regulations.
Other consumer loans substantially include unsecured consumer loans and consumer credit cards. The Company manages risk associated with these loans by establishing lending criteria similar to other consumer loans originated by the Company.
See Note 3 "Loans and Allowance for Loan Losses" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q for additional information on refreshed FICO scores for our consumer portfolio segment and refreshed LTV ratios for our residential mortgage and home equity loans at June 30, 2021 and December 31, 2020.
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
Treasury, under the oversight of ALCO, is responsible for identifying, managing and reporting on liquidity risk and formulates the funding, liquidity and contingency planning strategies for the Company, the Bank and MUSA. MRM conducts independent oversight and governance of liquidity risk management activities to establish sound policies and effective risk and independent monitoring controls. The Liquidity Risk Management Policies for the Company, the Bank and MUSA are under the oversight of the ARC and the Risk Committee of the Board. We are also subject to a Contingency Funding Plan framework that identifies actions to be taken to help ensure adequate liquidity if an event should occur that disrupts or adversely affects the normal funding activities of the Company, the Bank or MUSA.
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

We maintain a substantial level of available liquidity in the form of on-balance sheet and off-balance sheet funding sources. Sources of liquidity include cash at the Federal Reserve, unencumbered liquid securities, and capacity to borrow on a secured basis at the FHLB of San Francisco and the Federal Reserve Bank’s Discount Window. Total unpledged securities were $25.5 billion at June 30, 2021. Our primary funding sources are customer deposits, secured FHLB advances, and unsecured short-term and long-term debt. Total deposits increased $1.6 billion from $102.4 billion at December 31, 2020 to $104.0 billion at June 30, 2021. As of June 30, 2021, the Bank had $4.1 billion of borrowings outstanding with the FHLB of San Francisco, and the Bank had a remaining unused borrowing capacity from the FHLB of San Francisco of $14.9 billion. The Bank maintains a $12.0 billion unsecured bank note program. Available funding under the bank note program was $3.6 billion at June 30, 2021. We do not have any firm commitments in place to sell additional notes under this program.

In addition to managing liquidity risk on a consolidated basis and at each of the major subsidiaries (the Bank and MUSA), we assess and monitor liquidity at MUAH and other non-bank subsidiaries. MUAH maintains sufficient liquidity to meet expected obligations, without access to the wholesale funding markets or dividends from subsidiaries, for at least 18 months. At June 30, 2021, MUAH’s liquidity exceeded 18 months.

MUAH and its subsidiaries may borrow on a long-term basis from MUFG Bank, Ltd. and affiliates. As of June 30, 2021, the Company had total long-term debt issued to MUFG Bank, Ltd. and affiliates of $6.9 billion.

The Company’s total wholesale funding included $14.0 billion of long-term debt (excluding nonrecourse debt) and $0.1 billion of short-term debt at June 30, 2021. For additional information regarding our outstanding debt, see Note 6 "Commercial Paper and Other Short-Term Borrowings" and Note 7 "Long-Term Debt" to our consolidated financial statements in Part I, Item 1. “Financial Statements” in this Form 10-Q. We evaluate and monitor the stability and reliability of our various funding sources to help ensure that we have sufficient liquidity in adverse circumstances.

Our costs and ability to raise funds in the capital markets are influenced by our credit ratings. The following table provides our credit ratings as of June 30, 2021.

		MUFG Union Bank, N.A.		MUFG Securities Americas Inc.	MUFG Americas Holdings Corporation
		Deposits	Senior Debt	Senior Debt	Senior Debt
S&P	Long-term	Not rated	A	A	A-
	Short-term	Not rated	A-1	A-1	A-2
Moody's	Long-term	Aa3	A3 (1)	Not rated	A3
	Short-term	P-1	P-2 (1)	Not rated	Not rated
Fitch	Long-term	A+	A	A	A
	Short-term	F1	F1	F1	F1

(1)On July 12, 2021, MUFG Union Bank, N.A.’s long-term and short-term senior debt ratings were upgraded to A2 and P-1, respectively.

For additional information, including information about rating agency assessments, see “Our credit ratings are important in order to maintain liquidity; our credit ratings could be adversely affected by negative changes in the credit ratings of our parent companies” in Part I, Item 1A. "Risk Factors" in our 2020 Form 10-K.

Operational Risk Management
Operational risk is defined as the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Operational risk includes legal risk but excludes strategic and reputation risk. In particular, information security is a significant operational risk element for the Company and includes the risk of losses resulting from cyber attacks or other related cybersecurity incidents. See “Our business and operations are subject to a wide array of cybersecurity risks" in Part I, Item 1A. “Risk Factors” in our 2020 Form 10-K. Operational risk is mitigated through a system of internal controls that are designed to keep these risks at appropriate levels. For additional information regarding our operational risk management policies, see “Operational Risk Management” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K.

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
Understanding our accounting policies is fundamental to understanding our consolidated financial condition and consolidated results of operations. Accordingly, both our critical accounting estimates and our significant accounting policies are discussed in detail in our 2020 Form 10-K. There were no material changes to our critical accounting estimates during the second quarter of 2021.
Non-GAAP Financial Measures
The following table presents a reconciliation between certain GAAP amounts and specific non-GAAP measures used to calculate return on average MUAH tangible common equity for the three and six months ended June 30, 2021 and 2020. Management believes that this ratio provides useful supplemental information regarding the Company's business results.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss) attributable to MUAH	$311	$22	$690	$(284)
Add: Intangible asset amortization, net of tax	2	4	5	9
Net income (loss) attributable to MUAH, excluding intangible asset amortization (a)	$313	$26	$695	$(275)
Average MUAH stockholders' equity	$17,383	$16,849	$17,252	$16,688
Less: Goodwill	1,391	1,764	1,398	1,764
Less: Intangible assets, except mortgage servicing rights	197	224	198	241
Less: Deferred tax liabilities related to goodwill and intangible assets	(17)	(20)	(16)	(19)
Average MUAH tangible common equity (b)	$15,812	$14,881	$15,672	$14,702
Return on average MUAH tangible common equity (1) (a)/(b)	7.92%	0.70%	8.87%	(3.74)%

(1) Annualized.

The following table shows the calculation of the adjusted efficiency ratio for the three and six months ended June 30, 2021 and 2020. Management believes adjusting the efficiency ratio for the fees and costs associated with services provided to MUFG Bank, Ltd. branches in the U.S. enhances the comparability of MUAH's efficiency ratio when compared with other financial institutions.

	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Noninterest expense (a)	$1,274	$1,178	$2,485	$2,379
Less: Costs associated with services provided to MUFG Bank, Ltd. branches in the U.S.	358	342	715	661
Noninterest expense, as adjusted (b)	$916	$836	$1,770	$1,718
Total revenue (c)	$1,427	$1,596	$2,909	$2,982
Less: Fees from affiliates for services provided to MUFG Bank, Ltd.'s branches in the U.S.	381	369	761	708
Total revenue, as adjusted (d)	$1,046	$1,227	$2,148	$2,274
Efficiency ratio (a)/(c)	89.32%	73.82%	85.42%	79.78%
Adjusted efficiency ratio (b)/(d)	87.63%	68.14%	82.40%	75.55%

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
During the quarter ended June 30, 2021, MUFG’s non-U.S. subsidiary, MUFG Bank, engaged in certain limited business activities with entities in, or affiliated with, Iran, including counterparties owned or controlled by the Iranian government. MUFG Bank has a limited number of previously issued letters of credit and guarantees and in some cases, provided limited remittance and other settlement services mainly in connection with its Japanese customer transactions with counterparties in Iran, which transactions are reviewed to assess whether they are exempt from applicable Iran-related sanctions or otherwise permitted by OFAC. These transactions did not involve U.S. dollars or clearing services of U.S. banks for the settlement of payments. For the quarter ended June 30, 2021, the aggregate fee income relating to these transactions was less than ¥5 million, representing less than 0.001 percent of MUFG’s total fee income. In addition, some Iranian financial institutions and other entities in, or affiliated with, Iran maintained non-U.S. dollar correspondent accounts and other similar settlement accounts with MUFG Bank outside the United States. In addition to such accounts, MUFG Bank received deposits in Japan from, and provided settlement services in Japan to, fewer than 10 Iranian government-related entities and fewer than 100 Iranian government-related individuals such as Iranian diplomats, and maintains settlement accounts outside the United States for certain other financial institutions specified in Executive Order 13382, which settlement accounts were frozen in accordance with applicable laws and regulations. For the quarter ended June 30, 2021, the average aggregate balance of deposits held in these accounts represented less than 0.05 percent of the average balance of MUFG’s total deposits. The fee income from the transactions attributable to these account holders was less than ¥1 million, representing less than 0.001 percent of MUFG’s total fee income.

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
Internal Control Over Financial Reporting. During the second quarter of 2021, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements
MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Interest Income
Loans	$617	$739	$1,252	$1,596
Securities	112	132	246	252
Securities borrowed or purchased under resale agreements	7	33	19	157
Trading assets	93	96	182	187
Other	9	9	17	42
Total interest income	838	1,009	1,716	2,234
Interest Expense
Deposits	28	97	60	269
Commercial paper and other short-term borrowings	1	9	2	36
Long-term debt	71	88	143	197
Securities loaned or sold under repurchase agreements	4	13	12	132
Trading liabilities	18	15	33	39
Total interest expense	122	222	250	673
Net Interest Income	716	787	1,466	1,561
(Reversal of) provision for credit losses	(174)	361	(349)	831
Net interest income after provision for credit losses	890	426	1,815	730
Noninterest Income
Service charges on deposit accounts	37	34	73	75
Trust and investment management fees	25	29	53	58
Trading account activities	(30)	37	(47)	1
Securities gains, net	34	57	34	110
Credit facility fees	29	26	58	50
Brokerage commissions and fees	19	15	38	33
Card processing fees, net	15	11	29	25
Investment banking and syndication fees	123	164	261	284
Fees from affiliates	413	393	824	754
Other, net	46	43	120	31
Total noninterest income	711	809	1,443	1,421
Noninterest Expense
Salaries and employee benefits	721	697	1,433	1,373
Net occupancy and equipment	105	106	219	222
Professional and outside services	188	173	370	345
Software	83	85	172	175
Regulatory assessments	9	17	23	30
Other	168	100	268	234
Total noninterest expense	1,274	1,178	2,485	2,379
Income (loss) before income taxes and including noncontrolling interests	327	57	773	(228)
Income tax expense (benefit)	19	39	89	64
Net Income (Loss) Including Noncontrolling Interests	308	18	684	(292)
Deduct: Net loss from noncontrolling interests	3	4	6	8
Net Income (Loss) Attributable to MUAH	$311	$22	$690	$(284)
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net Income (Loss) Attributable to MUAH	$311	$22	$690	$(284)
Other Comprehensive Income (Loss), Net of Tax:
Net change in unrealized gains (losses) on cash flow hedges	(6)	34	(73)	360
Net change in unrealized gains (losses) on investment securities	186	179	(287)	437
Pension and other postretirement benefit adjustments	18	15	36	31
Other	(2)	—	(2)	—
Total other comprehensive (loss) income	196	228	(326)	828
Comprehensive (Loss) Income Attributable to MUAH	507	250	364	544
Comprehensive income (loss) from noncontrolling interests	(3)	(4)	(6)	(8)
Total Comprehensive (Loss) Income	$504	$246	$358	$536
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(Dollars in millions, except per share amount)	June 30, 2021	December 31, 2020
Assets
Cash and due from banks	$2,407	$2,105
Interest bearing deposits in banks	14,991	14,309
Total cash and cash equivalents	17,398	16,414
Securities borrowed or purchased under resale agreements	15,668	17,608
Trading account assets (includes $2,896 at June 30, 2021 and $3,246 at December 31, 2020 pledged as collateral that may be repledged)	14,349	16,038
Securities available for sale (includes $152 at June 30, 2021 and $189 at December 31, 2020 pledged as collateral that may be repledged)	21,125	18,259
Securities held to maturity (fair value $7,838 at June 30, 2021 and $7,532 at December 31, 2020)	7,759	7,311
Loans held for investment	78,567	82,166
Allowance for loan losses	(858)	(1,273)
Loans held for investment, net	77,709	80,893
Goodwill	1,391	1,407
Other assets	9,898	9,916
Total assets	$165,297	$167,846
Liabilities
Deposits:
Noninterest bearing	$44,308	$40,130
Interest bearing	59,685	62,296
Total deposits	103,993	102,426
Securities loaned or sold under repurchase agreements	22,832	27,161
Commercial paper and other short-term borrowings	82	110
Long-term debt	14,145	14,631
Trading account liabilities	3,409	3,333
Other liabilities	3,246	2,906
Total liabilities	147,707	150,567
Commitments, contingencies and guarantees—See Note 12
Equity
MUAH stockholders' equity:
Preferred stock:
Authorized 5,000,000 shares; no shares issued or outstanding	—	—
Common stock, par value $1 per share:
Authorized 1,700,000,000 shares, 132,076,912 shares issued and outstanding at June 30, 2021 and December 31, 2020	132	132
Additional paid-in capital	8,195	8,242
Retained earnings	9,488	8,802
Accumulated other comprehensive income (loss)	(313)	13
Total MUAH stockholders' equity	17,502	17,189
Noncontrolling interests	88	90
Total equity	17,590	17,279
Total liabilities and equity	$165,297	$167,846
See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)

	For the Three Months Ended June 30, 2020 and 2021
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, March 31, 2020	$132	$8,239	$8,339	$(262)	$84	$16,532
Net income (loss)	—	—	22	—	(4)	18
Other comprehensive income (loss), net of tax	—	—	—	228	—	228
Compensation—restricted stock units	—	(36)	(4)	—	—	(40)
Other	—	1	(1)	—	(1)	(1)
Net change	—	(35)	17	228	(5)	205
Balance, June 30, 2020	$132	$8,204	$8,356	$(34)	$79	$16,737

Balance, March 31, 2021	$132	$8,264	$9,181	$(509)	$91	$17,159
Net income (loss)	—	—	311	—	(3)	308
Other comprehensive income (loss), net of tax	—	—	—	196	—	196
Compensation—restricted stock units	—	(69)	(4)	—	—	(73)
Other	—	—	—	—	—	—
Net change	—	(69)	307	196	(3)	431
Balance, June 30, 2021	$132	$8,195	$9,488	$(313)	$88	$17,590

	For the Six Months Ended June 30, 2020 and 2021
	MUAH Stockholders' Equity
(Dollars in millions)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2019	$132	$8,222	$8,788	$(862)	$87	$16,367
Cumulative effect from adoption of ASU 2016-13 (1)	—	—	(147)	—	—	(147)
Net income (loss)	—	—	(284)	—	(8)	(292)
Other comprehensive income (loss), net of tax	—	—	—	828	—	828
Compensation—restricted stock units	—	(18)	(4)	—	—	(22)
Other	—	—	3	—	—	3
Net change	—	(18)	(432)	828	(8)	370
Balance, June 30, 2020	$132	$8,204	$8,356	$(34)	$79	$16,737

Balance, December 31, 2020	$132	$8,242	$8,802	$13	$90	$17,279
Net income (loss)	—	—	690	—	(6)	684
Other comprehensive income (loss), net of tax	—	—	—	(326)	—	(326)
Compensation—restricted stock units	—	(47)	(4)	—	—	(51)
Other	—	—	—	—	4	4
Net change	—	(47)	686	(326)	(2)	311
Balance, June 30, 2021	$132	$8,195	$9,488	$(313)	$88	$17,590

(1)For further information see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2020 Form 10-K.

See accompanying Notes to Consolidated Financial Statements.

MUFG Americas Holdings Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
(Dollars in millions)	2021	2020
Cash Flows from Operating Activities:
Net income (loss) including noncontrolling interests	$684	$(292)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(349)	831
Depreciation, amortization and accretion, net	210	300
Stock-based compensation—restricted stock units	53	42
Deferred income taxes	12	(232)
Net gains on sales of securities	(34)	(110)
Net decrease (increase) in securities borrowed or purchased under resale agreements	1,940	6,862
Net increase (decrease) in securities loaned or sold under repurchase agreements	(4,329)	(6,779)
Net decrease (increase) in trading account assets	1,689	(2,077)
Net decrease (increase) in other assets	280	1,194
Net increase (decrease) in trading account liabilities	76	(10)
Net increase (decrease) in other liabilities	(57)	353
Loans originated for sale	(4,862)	(2,560)
Net proceeds from sale of loans originated for sale	4,733	2,056
Pension and other benefits adjustment	(21)	(10)
Other, net	(42)	8
Total adjustments	(701)	(132)
Net cash provided by (used in) operating activities	(17)	(424)
Cash Flows from Investing Activities:
Proceeds from sales of securities available for sale	1,004	3,375
Proceeds from paydowns and maturities of securities available for sale	1,872	1,226
Purchases of securities available for sale	(5,705)	(1,785)
Proceeds from paydowns and maturities of securities held to maturity	1,309	1,306
Purchases of securities held to maturity	(1,756)	—
Proceeds from sales of loans	113	409
Net decrease (increase) in loans	3,411	1,449
Purchases of other investments	(71)	(176)
Other, net	(117)	(145)
Net cash provided by (used in) investing activities	60	5,659
Cash Flows from Financing Activities:
Net increase (decrease) in deposits	1,567	6,711
Net increase (decrease) in commercial paper and other short-term borrowings	(24)	(3,792)
Proceeds from issuance of long-term debt	2,140	613
Repayment of long-term debt	(2,628)	(958)
Other, net	(111)	(50)
Change in noncontrolling interests	2	—
Net cash provided by (used in) financing activities	946	2,524
Net change in cash, cash equivalents and restricted cash	989	7,759
Cash, cash equivalents and restricted cash at beginning of period	16,445	9,695
Cash, cash equivalents and restricted cash at end of period	$17,434	$17,454
Cash Paid During the Period For:
Interest	$248	$730
Income taxes, net	229	41
Supplemental Schedule of Noncash Investing and Financing Activities:
Net transfer of loans held for investment to (from) loans held for sale	$76	$(44)
Reconciliation of Cash, Cash Equivalents and Restricted Cash:
Cash and cash equivalents	$17,398	$17,421
Restricted cash included in other assets	36	33
Total cash, cash equivalents and restricted cash per consolidated statements of cash flows	$17,434	$17,454
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Note 1—Summary of Significant Accounting Policies and Nature of Operations
MUFG Americas Holdings Corporation (MUAH or the Company) is a financial holding company, bank holding company and intermediate holding company whose principal subsidiaries are MUFG Union Bank, N.A. (MUB or the Bank) and MUFG Securities Americas Inc. (MUSA). MUAH provides a wide range of financial services to consumers, small businesses, middle-market companies and major corporations nationally and internationally. The Company also provides various business, banking, financial, administrative and support services, and facilities for MUFG Bank, Ltd. in connection with the operation and administration of MUFG Bank, Ltd.'s business in the U.S. (including MUFG Bank, Ltd.'s U.S. branches). All of the Company's issued and outstanding shares of common stock are owned by MUFG Bank, Ltd. and MUFG. The unaudited consolidated financial statements of MUAH, its subsidiaries, and its consolidated variable interest entities have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Rules and Regulations of the SEC. However, they do not include all of the disclosures necessary for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The results of operations for the second quarter of 2021 are not necessarily indicative of the operating results anticipated for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020 (2020 Form 10-K).
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

Note 2—Securities

Securities Available for Sale

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of securities available for sale at June 30, 2021 and December 31, 2020 are presented below.

	June 30, 2021				December 31, 2020
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$6,745	$76	$90	$6,731	$4,273	$202	$2	$4,473
Mortgage-backed:
U.S. agencies	6,728	57	61	6,724	5,843	81	2	5,922
Residential - non-agency	805	2	6	801	539	2	2	539
Commercial - non-agency	4,303	197	20	4,480	4,212	286	9	4,489
Collateralized loan obligations	1,153	2	1	1,154	1,370	1	4	1,367
Direct bank purchase bonds	675	39	6	708	891	46	7	930
Other	524	3	—	527	532	7	—	539
Total securities available for sale	$20,933	$376	$184	$21,125	$17,660	$625	$26	$18,259

The Company’s securities available for sale with a continuous unrealized loss position at June 30, 2021 and December 31, 2020 are shown below, identified for periods less than 12 months and 12 months or more.

	June 30, 2021
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$4,701	$90	$—	$—	$4,701	$90
Mortgage-backed:
U.S. agencies	2,885	60	249	1	3,134	61
Residential - non-agency	379	6	12	—	391	6
Commercial - non-agency	646	18	52	2	698	20
Collateralized loan obligations	342	—	93	1	435	1
Direct bank purchase bonds	51	—	145	6	196	6
Total securities available for sale	$9,004	$174	$551	$10	$9,555	$184

	December 31, 2020
	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury and government agencies	$635	$2	$—	$—	$635	$2
Mortgage-backed:
U.S. agencies	43	—	732	2	775	2
Residential - non-agency	275	2	15	—	290	2
Commercial - non-agency	354	9	25	—	379	9
Collateralized loan obligations	593	1	477	3	1,070	4
Direct bank purchase bonds	26	1	197	6	223	7
Total securities available for sale	$1,926	$15	$1,446	$11	$3,372	$26

At June 30, 2021, the Company did not have the intent to sell any securities in an unrealized loss position before a recovery of the amortized cost, which may be at maturity. The Company also believes that it is more likely than not that it will not be required to sell the securities prior to recovery of amortized cost.

Note 2—Securities (Continued)
Agency residential and commercial mortgage-backed securities consist of securities guaranteed by a U.S. government corporation, such as Ginnie Mae, or a government-sponsored agency such as Freddie Mac or Fannie Mae. These securities are collateralized by residential and commercial mortgage loans and may be prepaid at par prior to maturity. The unrealized losses on agency residential mortgage-backed securities resulted from changes in interest rates and not from changes in credit quality. At June 30, 2021, the Company expected to recover the entire amortized cost basis of these securities because the Company determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Company from losses.
Residential mortgage-backed securities are collateralized by residential mortgage loans and may be prepaid at par prior to maturity. Commercial mortgage-backed securities are collateralized by commercial mortgage loans and are generally subject to prepayment penalties. The unrealized losses on residential and commercial mortgage-backed securities resulted from higher market yields since purchase. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2021, the Company expects to recover the entire amortized cost basis of these securities.
The Company’s CLOs consist of Cash Flow CLOs. A Cash Flow CLO is a structured finance product that securitizes a diversified pool of loan assets into multiple classes of notes. Cash Flow CLOs pay the note holders through the receipt of interest and principal repayments from the underlying loans unlike other types of CLOs that pay note holders through the trading and sale of underlying collateral. Unrealized losses typically arise from widening credit spreads and deteriorating credit quality of the underlying collateral. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost. Based on the analysis performed as of June 30, 2021, the Company expects to recover the entire amortized cost basis of these securities.
Other debt securities primarily consist of direct bank purchase bonds, which are not rated by external credit rating agencies. The unrealized losses on these bonds resulted from a higher return on capital expected by the secondary market compared with the return on capital required at the time of origination when the bonds were purchased. The Company estimates the unrealized loss for each security by assessing the underlying collateral of each security. The Company estimates the portion of loss attributable to credit based on the expected cash flows of the underlying collateral using estimates of current key assumptions, such as probability of default and loss severity. Cash flow analysis of the underlying collateral provides an estimate of recoverability and is performed quarterly when the fair value of a security is lower than its amortized cost and potential impairment is identified. Based on the analysis performed as of June 30, 2021, the Company expects to recover the entire amortized cost basis of these securities.
The fair value of debt securities available for sale by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2021
(Dollars in millions)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total Fair Value
U.S. Treasury and government agencies	$—	$2,166	$4,410	$155	$6,731
Mortgage-backed:
U.S. agencies	—	44	898	5,782	6,724
Residential - non-agency	—	—	4	797	801
Commercial - non-agency	—	25	1,767	2,688	4,480
Collateralized loan obligations	—	—	757	397	1,154
Direct bank purchase bonds	42	261	333	72	708
Other	—	180	347	—	527
Total securities available for sale	$42	$2,676	$8,516	$9,891	$21,125

Note 2—Securities (Continued)
The gross realized gains and losses from sales of available for sale securities for the three and six months ended June 30, 2021 and 2020 are shown below. The specific identification method is used to calculate realized gains and losses on sales.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Gross realized gains	$34	$57	$34	$110

Securities Held to Maturity
At June 30, 2021 and December 31, 2020, the amortized cost, gross unrealized gains and losses recognized in OCI, carrying amount, gross unrealized gains and losses not recognized in OCI, and fair value of securities held to maturity are presented below. Management has asserted the positive intent and ability to hold these securities to maturity.

	June 30, 2021
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$4,016	$—	$—	$4,016	$17	$88	$3,945
Mortgage-backed:
U.S. agencies	3,791	—	48	3,743	150	—	3,893
Total securities held to maturity	$7,807	$—	$48	$7,759	$167	$88	$7,838

	December 31, 2020
		Recognized in OCI			Not Recognized in OCI
(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agencies	$2,260	$—	$—	$2,260	$22	$27	$2,255
Mortgage-backed:
U.S. agencies	5,116	1	66	5,051	226	—	5,277
Total securities held to maturity	$7,376	$1	$66	$7,311	$248	$27	$7,532

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
The Company’s securities held to maturity with a continuous unrealized loss position at June 30, 2021 and December 31, 2020 are shown below, separately for periods less than 12 months and 12 months or more.

	June 30, 2021
	Less Than 12 months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$3,059	$—	$88	$—	$—	$—	$3,059	$—	$88
Mortgage-backed:
U.S. agencies	9	—	—	1,976	48	—	1,985	48	—
Total securities held to maturity	$3,068	$—	$88	$1,976	$48	$—	$5,044	$48	$88

Note 2—Securities (Continued)

	December 31, 2020
	Less Than 12 Months			12 Months or More			Total
		Unrealized Losses			Unrealized Losses			Unrealized Losses
(Dollars in millions)	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI	Fair Value	Recognized in OCI	Not Recognized in OCI
U.S. Treasury and government agencies	$1,267	$—	$27	$—	$—	$—	$1,267	$—	$27
Mortgage-backed:
U.S. agencies	65	—	—	2,472	66	—	2,537	66	—
Total securities held to maturity	$1,332	$—	$27	$2,472	$66	$—	$3,804	$66	$27

The carrying amount and fair value of securities held to maturity by contractual maturity are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

	June 30, 2021
	Within One Year		Over One Year Through Five Years		Over Five Years Through Ten Years		Over Ten Years		Total
(Dollars in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
U.S. Treasury and government agencies	$—	$—	$—	$—	$441	$454	$3,575	$3,491	$4,016	$3,945
Mortgage-backed:
U.S. agencies	200	204	443	458	481	500	2,619	2,731	3,743	3,893
Total securities held to maturity	$200	$204	$443	$458	$922	$954	$6,194	$6,222	$7,759	$7,838

Securities Pledged and Received as Collateral
At June 30, 2021 and December 31, 2020, the Company pledged $14.7 billion and $15.5 billion of available for sale and trading securities as collateral, respectively, of which $3.0 billion and $3.4 billion, respectively, was permitted to be sold or repledged. These securities were pledged as collateral for derivative liability positions, and securities loaned or sold under repurchase agreements, and to secure public and trust department deposits.
At June 30, 2021 and December 31, 2020, the Company received $28.5 billion and $29.9 billion, respectively, of collateral for derivative asset positions and securities borrowed or purchased under resale agreements, of which $28.5 billion and $29.9 billion, respectively, was permitted to be sold or repledged. Of the collateral received, the Company sold or repledged $27.9 billion and $29.7 billion at June 30, 2021 and December 31, 2020, respectively, for securities loaned or sold under repurchase agreements.
For additional information related to the Company's significant accounting policies on securities pledged as collateral, see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2020 Form 10-K.

Note 3—Loans and Allowance for Loan Losses
The following table provides the outstanding balances of loans held for investment at June 30, 2021 and December 31, 2020.

(Dollars in millions)	June 30, 2021	December 31, 2020
Loans held for investment:
Commercial and industrial	$31,632	$31,212
Commercial mortgage	15,937	16,244
Construction	1,607	1,655
Lease financing	958	1,038
Total commercial portfolio	50,134	50,149
Residential mortgage and home equity(1)	25,681	29,034
Other consumer(2)	2,752	2,983
Total consumer portfolio	28,433	32,017
Total loans held for investment(3)	78,567	82,166
Allowance for loan losses	(858)	(1,273)
Loans held for investment, net	$77,709	$80,893

(1)Includes home equity loans of $1,351 million and $1,590 million at June 30, 2021 and December 31, 2020, respectively.
(2)Other consumer loans substantially include unsecured consumer loans and consumer credit cards.
(3)Includes $71 million and $127 million at June 30, 2021 and December 31, 2020, respectively, for net unamortized (discounts) and premiums and deferred (fees) and costs.

Accrued interest receivable on loans held for investment totaled $233 million at June 30, 2021 and is included in other assets on the consolidated balance sheet.

Note 3—Loans and Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The reversals of provision for loan losses were $137 million and $280 million for the commercial loan segment and $30 million and $78 million for the consumer loan segment for the three and six months ended June 30, 2021, respectively, largely due to an improvement in the Company's economic forecast. The economic forecast incorporated management's expectations at June 30, 2021, which included a continuing economic recovery in 2021 and subsequent years, and significantly lower COVID-19-related uncertainty than at December 31, 2020 due to fiscal stimulus and economic indicators that were better than previously forecasted. Lower consumer loan segment balances also contributed to that segment's reversal of provision.

	For the Three Months Ended June 30, 2021
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$708	$347	$1,055
(Reversal of) provision for loan losses	(137)	(30)	(167)
Loans charged-off	(23)	(24)	(47)
Recoveries of loans previously charged-off	10	7	17
Allowance for loan losses, end of period	$558	$300	$858

	For the Three Months Ended June 30, 2020
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$679	$473	$1,152
(Reversal of) provision for loan losses	264	89	353
Loans charged-off	(14)	(45)	(59)
Recoveries of loans previously charged-off	3	3	6
Allowance for loan losses, end of period	$932	$520	$1,452

	For the Six Months Ended June 30, 2021
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$851	$422	$1,273
(Reversal of) provision for loan losses	(280)	(78)	(358)
Loans charged-off	(31)	(57)	(88)
Recoveries of loans previously charged-off	18	13	31
Allowance for loan losses, end of period	$558	$300	$858

	For the Six Months Ended June 30, 2020
(Dollars in millions)	Commercial	Consumer	Total
Allowance for loan losses, beginning of period	$354	$184	$538
Cumulative effect adjustment from adoption of ASU 2016-13 (1)	76	153	229
Allowance for loan losses, beginning of period, adjusted for adoption of ASU 2016-13 (1)	430	337	767
(Reversal of) provision for loan losses	538	263	801
Loans charged-off	(46)	(86)	(132)
Recoveries of loans previously charged-off	10	6	16
Allowance for loan losses, end of period	$932	$520	$1,452

(1)For further information see Note 1 "Summary of Significant Accounting Policies and Nature of Operations" to our consolidated financial statements in Part II, Item 8. "Financial Statements and Supplementary Data" in our 2020 Form 10-K.

Note 3—Loans and Allowance for Loan Losses (Continued)

Nonaccrual and Past Due Loans
The following table presents nonaccrual loans as of June 30, 2021 and December 31, 2020. The nonaccrual loans all have related allowance for loan losses recorded as of June 30, 2021 and December 31, 2020.

(Dollars in millions)	June 30, 2021	December 31, 2020
Commercial and industrial	$298	$182
Commercial mortgage	232	317
Construction	—	28
Total commercial portfolio	530	527
Residential mortgage and home equity	150	183
Other consumer	—	1
Total consumer portfolio	150	184
Total nonaccrual loans	$680	$711
Troubled debt restructured loans that continue to accrue interest	$207	$212
Troubled debt restructured nonaccrual loans (included in total nonaccrual loans above)	$256	$279

The following tables show the aging of the balance of loans held for investment by class as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$32,485	$95	$10	$105	$32,590
Commercial mortgage	15,603	214	120	334	15,937
Construction	1,596	11	—	11	1,607
Total commercial portfolio	49,684	320	130	450	50,134
Residential mortgage and home equity	25,550	90	41	131	25,681
Other consumer	2,728	15	9	24	2,752
Total consumer portfolio	28,278	105	50	155	28,433
Total loans held for investment	$77,962	$425	$180	$605	$78,567

	December 31, 2020
	Aging Analysis of Loans
(Dollars in millions)	Current	30 to 89 Days Past Due	90 Days or More Past Due	Total Past Due	Total
Commercial and industrial	$32,101	$76	$73	$149	$32,250
Commercial mortgage	15,983	128	133	261	16,244
Construction	1,634	21	—	21	1,655
Total commercial portfolio	49,718	225	206	431	50,149
Residential mortgage and home equity	28,815	156	63	219	29,034
Other consumer	2,943	26	14	40	2,983
Total consumer portfolio	31,758	182	77	259	32,017
Total loans held for investment	$81,476	$407	$283	$690	$82,166

Note 3—Loans and Allowance for Loan Losses (Continued)

Loans held for investment 90 days or more past due and still accruing interest totaled $29 million at June 30, 2021 and $45 million at December 31, 2020. The following table presents the loans that are 90 days or more past due, but are not on nonaccrual status, by loan class.

(Dollars in millions)	June 30, 2021	December 31, 2020
Commercial and industrial	$7	$13
Commercial mortgage	13	11
Total commercial portfolio	20	24
Residential mortgage and home equity	—	7
Other consumer	9	14
Total consumer portfolio	9	21
Total loans that are 90 days or more past due and still accruing	$29	$45

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

Note 3—Loans and Allowance for Loan Losses (Continued)

The following tables summarize the loans in the commercial portfolio segment monitored for credit quality based on regulatory risk ratings.

	June 30, 2021
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Commercial and industrial:
Pass	$2,720	$4,594	$1,976	$1,328	$983	$1,814	$16,553	$29,968
Criticized:
Special Mention	3	28	215	38	53	80	532	949
Classified	19	136	53	210	12	43	242	715
Total	2,742	4,758	2,244	1,576	1,048	1,937	17,327	31,632
Commercial mortgage:
Pass	817	1,575	3,612	2,766	1,594	4,243	92	14,699
Criticized:
Special Mention	1	18	68	133	42	42	—	304
Classified	46	1	95	341	5	446	—	934
Total	864	1,594	3,775	3,240	1,641	4,731	92	15,937
Construction:
Pass	243	303	628	266	7	11	33	1,491
Criticized:
Special Mention	—	—	5	61	37	—	—	103
Classified	—	—	—	—	6	7	—	13
Total	243	303	633	327	50	18	33	1,607
Lease financing:
Pass	63	292	136	1	—	466	—	958
Criticized:
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—		—
Total	63	292	136	1	—	466	—	958
Total commercial portfolio	$3,912	$6,947	$6,788	$5,144	$2,739	$7,152	$17,452	$50,134
Percentage of total	8%	14%	14%	10%	5%	14%	35%	100%

Note 3—Loans and Allowance for Loan Losses (Continued)

	December 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Commercial and industrial:
Pass	$6,444	$2,207	$1,592	$990	$697	$1,477	$15,693	$29,100
Criticized:
Special Mention	30	182	128	64	30	96	724	1,254
Classified	79	76	155	41	1	35	471	858
Total	6,553	2,465	1,875	1,095	728	1,608	16,888	31,212
Commercial mortgage:
Pass	1,636	3,730	2,778	1,708	1,527	3,180	65	14,624
Criticized:
Special Mention	16	109	245	44	54	194	15	677
Classified	1	102	351	8	69	412	—	943
Total	1,653	3,941	3,374	1,760	1,650	3,786	80	16,244
Construction:
Pass	305	717	321	74	—	2	24	1,443
Criticized:
Special Mention	1	12	108	36	8	—	—	165
Classified	—	—	21	9	—	17	—	47
Total	306	729	450	119	8	19	24	1,655
Lease financing:
Pass	387	140	1	—	48	462	—	1,038
Criticized:
Special Mention	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—
Total	387	140	1	—	48	462	—	1,038
Total commercial portfolio	$8,899	$7,275	$5,700	$2,974	$2,434	$5,875	$16,992	$50,149
Percentage of total	17%	15%	11%	6%	5%	12%	34%	100%

The Company monitors the credit quality of its consumer portfolio segment based primarily on payment status. The following tables summarize the loans in the consumer portfolio segment at June 30, 2021 and December 31, 2020.

Payment Status	June 30, 2021
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Residential mortgage and home equity:
Accrual	$4,006	$3,563	$2,934	$1,851	$3,730	$8,573	$874	$25,531
Nonaccrual	—	—	3	3	9	129	6	150
Total	4,006	3,563	2,937	1,854	3,739	8,702	880	25,681
Other consumer:
Accrual	790	444	1,044	205	17	26	226	2,752
Nonaccrual	—	—	—	—	—	—	—	—
Total	790	444	1,044	205	17	26	226	2,752
Total consumer portfolio	$4,796	$4,007	$3,981	$2,059	$3,756	$8,728	$1,106	$28,433
Percentage of total	17%	14%	14%	7%	13%	31%	4%	100%

Note 3—Loans and Allowance for Loan Losses (Continued)

Payment Status	December 31, 2020
	Non-Revolving Loans at Amortized Cost by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
Accrual	$4,067	$4,284	$2,738	$5,354	$5,027	$6,363	$1,018	$28,851
Nonaccrual	—	7	5	11	10	142	8	183
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Other consumer:
Accrual	606	1,639	421	29	3	31	253	2,982
Nonaccrual	—	—	—	—	—	1	—	1
Total	606	1,639	421	29	3	32	253	2,983
Total consumer portfolio	$4,673	$5,930	$3,164	$5,394	$5,040	$6,537	$1,279	$32,017
Percentage of total	15%	18%	10%	17%	16%	20%	4%	100%

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

The following tables summarize the loans in the consumer portfolio segment based on refreshed FICO scores and refreshed LTV ratios at June 30, 2021 and December 31, 2020.

FICO Scores	June 30, 2021
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Residential mortgage and home equity:
720 and Above	$3,613	$3,224	$2,557	$1,509	$3,142	$7,058	$708	$21,811
Below 720	373	312	363	327	548	1,347	160	3,430
No FICO Available(1)	20	27	17	18	49	297	12	440
Total	4,006	3,563	2,937	1,854	3,739	8,702	880	25,681
Other consumer loans:
720 and Above	438	292	627	127	11	4	112	1,611
Below 720	352	152	417	78	6	3	112	1,120
No FICO Available(1)	—	—	—	—	—	19	2	21
Total	790	444	1,044	205	17	26	226	2,752
Total consumer portfolio	$4,796	$4,007	$3,981	$2,059	$3,756	$8,728	$1,106	$28,433
Percentage of total	17%	14%	14%	7%	13%	31%	4%	100%

(1)Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

Note 3—Loans and Allowance for Loan Losses (Continued)

FICO Scores	December 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
720 and Above	$3,623	$3,796	$2,265	$4,527	$4,390	$5,083	$821	$24,505
Below 720	419	477	460	762	609	1,121	192	4,040
No FICO Available(1)	25	18	18	76	38	301	13	489
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Other consumer loans:
720 and Above	392	967	258	18	2	5	120	1,762
Below 720	214	672	163	11	1	2	131	1,194
No FICO Available(1)	—	—	—	—	—	25	2	27
Total	606	1,639	421	29	3	32	253	2,983
Total consumer portfolio	$4,673	$5,930	$3,164	$5,394	$5,040	$6,537	$1,279	$32,017
Percentage of total	15%	18%	10%	17%	16%	20%	4%	100%

(1)Represents loans for which management was not able to obtain an updated FICO score (e.g., due to recent profile changes).

LTV Ratios	June 30, 2021
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2021	2020	2019	2018	2017	Prior
Residential mortgage and home equity:
80% or below	$3,959	$3,499	$2,910	$1,834	$3,734	$8,671	$862	$25,469
80% to 100%	46	62	27	20	5	10	13	183
100% or more	—	—	—	—	—	1	—	1
No LTV Available(1)	1	2	—	—	—	20	5	28
Total	4,006	3,563	2,937	1,854	3,739	8,702	880	25,681
Total consumer portfolio	$4,006	$3,563	$2,937	$1,854	$3,739	$8,702	$880	$25,681
Percentage of total	16%	14%	11%	7%	15%	34%	3%	100%

(1)Represents loans for which management was not able to obtain refreshed property values.

LTV Ratios	December 31, 2020
	Non-Revolving Loans by Origination Year						Revolving Loans	Total
(Dollars in millions)	2020	2019	2018	2017	2016	Prior
Residential mortgage and home equity:
80% or below	$3,924	$4,157	$2,631	$5,339	$5,032	$6,455	$961	$28,499
80% to 100%	139	133	111	25	4	23	61	496
100% or more	—	—	—	—	—	2	—	2
No LTV Available(1)	4	1	1	1	1	25	4	37
Total	4,067	4,291	2,743	5,365	5,037	6,505	1,026	29,034
Total consumer portfolio	$4,067	$4,291	$2,743	$5,365	$5,037	$6,505	$1,026	$29,034
Percentage of total	14%	15%	9%	18%	17%	23%	4%	100%

(1)Represents loans for which management was not able to obtain refreshed property values.

Note 3—Loans and Allowance for Loan Losses (Continued)

Troubled Debt Restructurings
The following table provides a summary of the Company’s recorded investment in TDRs as of June 30, 2021 and December 31, 2020. The summary includes those TDRs that are on nonaccrual status and those that continue to accrue interest. The Company had $38 million and $24 million in commitments to lend additional funds to borrowers with loan modifications classified as TDRs as of June 30, 2021 and December 31, 2020, respectively.

(Dollars in millions)	June 30, 2021	December 31, 2020
Commercial and industrial	$104	$73
Commercial mortgage	129	140
Construction	—	28
Total commercial portfolio	233	241
Residential mortgage and home equity	229	248
Other consumer	1	2
Total consumer portfolio	230	250
Total restructured loans	$463	$491

During the second quarter of 2021, TDR modifications in the commercial portfolio segment were substantially composed of maturity extensions. In the consumer portfolio segment, modifications were largely composed of maturity extensions and interest rate reductions. There were no charge-offs related to TDR modifications for the six months ended June 30, 2021 and June 30, 2020. For the commercial and consumer portfolio segments, the allowance for loan losses for TDRs was measured on an individual loan basis or in pools with similar risk characteristics.

On March 22, 2020, the federal bank regulatory agencies issued joint guidance advising that the agencies have confirmed with the staff of the FASB that short-term modifications due to COVID-19 made on a good faith basis to borrowers who were current prior to relief, are not TDRs. On March 27, 2020, the CARES Act, which provides relief from TDR classification for certain COVID-19 related loan modifications, was signed into law. The Company did not classify loan modifications, which were largely payment deferrals, that met the criteria under either the CARES Act or the criteria specified by the regulatory agencies as TDRs. At June 30, 2021, $58 million of modified commercial loans and $520 million of modified consumer loans were still in deferral and not classified as TDRs. For loan modifications that include a payment deferral and are not TDRs, the borrower’s past due and nonaccrual status will not be impacted during the deferral period. Interest income will continue to be recognized over the contractual life of the loan.

The following tables provide the pre- and post-modification outstanding recorded investment amounts of TDRs as of the date of the restructuring that occurred during the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021
(Dollars in millions)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
Commercial and industrial	$5	$5	$89	$89
Total commercial portfolio	5	5	89	89
Residential mortgage and home equity	18	18	43	43
Total consumer portfolio	18	18	43	43
Total	$23	$23	$132	$132

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

The following tables provide the recorded investment amounts of TDRs at the date of default, for which there was a payment default during the three and six months ended June 30, 2021, and where the default occurred within the first twelve months after modification into a TDR. A payment default is defined as the loan being 60 days or more past due.

(Dollars in millions)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Commercial mortgage	$—	$1
Total commercial portfolio	—	1
Residential mortgage and home equity	1	1
Total consumer portfolio	1	1
Total	$1	$2

(Dollars in millions)	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
Commercial and industrial	$28	$28
Total commercial portfolio	28	28
Total	$28	$28

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
Consolidated VIEs
The following tables present the assets and liabilities of consolidated VIEs recorded on the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$74	$74	$14	$14
Leasing investments	281	109	390	2	2
Total consolidated VIEs	$281	$183	$464	$16	$16

	December 31, 2020
	Consolidated Assets			Consolidated Liabilities
(Dollars in millions)	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities
LIHC investments	$—	$81	$81	$16	$16
Leasing investments	310	111	421	5	5
Total consolidated VIEs	$310	$192	$502	$21	$21

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

Note 4—Variable Interest Entities (Continued)

Unconsolidated VIEs
The following tables present the Company’s carrying amounts related to the unconsolidated VIEs at June 30, 2021 and December 31, 2020. The tables also present the Company’s maximum exposure to loss resulting from its involvement with these VIEs. The maximum exposure to loss represents the carrying amount of the Company’s involvement plus any legally binding unfunded commitments in the unlikely event that all of the assets in the VIEs become worthless. During the six months ended June 30, 2021 and June 30, 2020, noncash increases in unfunded commitments on LIHC investments were de minimis and $52 million, respectively, included in other liabilities.

	June 30, 2021
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$26	$261	$765	$1,052	$155	$155	$1,052
Renewable energy investments	—	18	1,112	1,130	—	—	1,150
Other investments	—	—	110	110	4	4	208
Total unconsolidated VIEs	$26	$279	$1,987	$2,292	$159	$159	$2,410

	December 31, 2020
	Unconsolidated Assets				Unconsolidated Liabilities
(Dollars in millions)	Securities Available for Sale	Loans Held for Investment, Net	Other Assets	Total Assets	Other Liabilities	Total Liabilities	Maximum Exposure to Loss
LIHC investments	$26	$256	$831	$1,113	$209	$209	$1,113
Renewable energy investments	—	—	1,215	1,215	—	—	1,235
Other investments	—	—	88	88	4	4	187
Total unconsolidated VIEs	$26	$256	$2,134	$2,416	$213	$213	$2,535

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

The following table presents the impact of the unconsolidated LIHC investments on our consolidated statements of income for the three and six months ended June 30, 2021 and 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in millions)
Losses from LIHC investments included in other noninterest expense	$1	$1	$2	$2
Amortization of LIHC investments included in income tax expense	31	28	63	59
Tax credits and other tax benefits from LIHC investments included in income tax expense	40	43	82	79

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

The following table presents the gross obligations for securities sold under agreements to repurchase and securities loaned by remaining contractual maturity and class of collateral pledged as of June 30, 2021 and December 31, 2020.

	June 30, 2021					December 31, 2020
(Dollars in millions)	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total	Overnight and Continuous	Up to 30 Days	31 - 90 Days	Greater than 90 Days	Total
Securities sold under agreements to repurchase
U.S. Treasury and government agencies	$11,132	$1,206	$1,450	$445	$14,233	$—	$14,642	$296	$—	$14,938
Mortgage-backed:
U.S. agencies	5,602	400	5,575	—	11,577	—	8,069	5,465	—	13,534
Corporate debt	308	—	1,039	—	1,347	—	676	756	—	1,432
Other debt	163	—	372	—	535	—	401	377	—	778
Equity	1,680	25	723	—	2,428	—	1,377	1,067	—	2,444
Total	$18,885	$1,631	$9,159	$445	$30,120	$—	$25,165	$7,961	$—	$33,126
Securities loaned
Corporate bonds	$6	$—	$—	$—	$6	$1	$—	$—	$—	$1
Other Debt	—	—	—	—	—	11	—	241	—	252
Equity	338	317	—	—	655	366	243	—	—	609
Total	$344	$317	$—	$—	$661	$378	$243	$241	$—	$862

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

The following tables present the offsetting of financial assets and liabilities as of June 30, 2021 and December 31, 2020.

	June 30, 2021
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$1,759	$426	$1,333	$24	$—	$1,309
Securities borrowed or purchased under resale agreements	23,616	7,948	15,668	15,504	—	164
Total	$25,375	$8,374	$17,001	$15,528	$—	$1,473
Financial Liabilities:
Derivative liabilities	$825	$536	$289	$136	$—	$153
Securities loaned or sold under repurchase agreements	30,781	7,949	22,832	20,881	—	1,951
Total	$31,606	$8,485	$23,121	$21,017	$—	$2,104

	December 31, 2020
				Gross Amounts Not Offset in Balance Sheet
(Dollars in millions)	Gross Amounts of Recognized Assets/Liabilities	Gross Amounts Offset in Balance Sheet	Net Amounts Presented in Balance Sheet	Financial Instruments	Cash Collateral Received/Pledged	Net Amount
Financial Assets:
Derivative assets	$2,313	$432	$1,881	$38	$—	$1,843
Securities borrowed or purchased under resale agreements	24,435	6,827	17,608	17,539	—	69
Total	$26,748	$7,259	$19,489	$17,577	$—	$1,912
Financial Liabilities:
Derivative liabilities	$1,029	$675	$354	$174	$—	$180
Securities loaned or sold under repurchase agreements	33,988	6,827	27,161	26,063	—	1,098
Total	$35,017	$7,502	$27,515	$26,237	$—	$1,278

Note 6—Commercial Paper and Other Short-Term Borrowings
The following table is a summary of the Company's commercial paper and other short-term borrowings.

(Dollars in millions)	June 30, 2021	December 31, 2020
Debt issued by MUB
Commercial paper, with a weighted average interest rate of 0.09% and 0.16% at June 30, 2021 and December 31, 2020, respectively	$10	$23
Total debt issued by MUB	10	23
Debt issued by other MUAH subsidiaries
Short-term debt due to MUFG Bank, Ltd., with a weighted average interest rate of 0.60% at December 31, 2020	—	9
Short-term debt due to affiliates, with weighted average interest rates of -0.08% and -0.08% at June 30, 2021 and December 31, 2020, respectively	72	78
Total debt issued by other MUAH subsidiaries	72	87
Total commercial paper and other short-term borrowings	$82	$110

Short-term debt due to MUFG Bank, Ltd. consists of both secured and unsecured fixed and floating rate borrowings.

MUSA maintains an uncommitted, unsecured lending facility with Mitsubishi UFJ Securities Holdings Co., Ltd. under which it may borrow up to JPY 160 billion (USD 1.4 billion equivalent). Under the terms of the facility, MUSA can choose to borrow in Japanese Yen or US Dollars. Japanese Yen denominated borrowings include an irrevocable extension option allowing MUSA to extend the maturity of an individual draw by 100 days at any time prior to its original, stated maturity. At June 30, 2021, MUSA had JPY 8 billion (USD 72 million equivalent) drawn under this facility.

Note 7—Long-Term Debt
Long-term debt consists of borrowings having an original maturity of one year or more. The following is a summary of the Company's long-term debt.

(Dollars in millions)	June 30, 2021	December 31, 2020
Debt issued by MUAH
Senior debt:
Fixed rate 3.50% notes due June 2022	$400	$399
Fixed rate 3.00% notes due February 2025	398	398
Senior debt due to MUFG Bank, Ltd:
Floating rate debt due December 2023. This note, which bears interest at 0.99% above 3-month LIBOR, had a rate of 1.10% at June 30, 2021 and 1.23% at December 31, 2020	1,625	1,625
Floating rate debt due December 2023. This note, which bears interest at 0.94% above 3-month LIBOR, had a rate of 1.05% at June 30, 2021 and 1.15% at December 31, 2020	1,765	1,765
Floating rate debt due December 2023. This note, which bears interest at 0.76% above 3-month EURIBOR, had a rate of 0.76% at June 30, 2021 and 0.76% at December 31, 2020	26	27
Floating rate debt due March 2024. This note, which bears interest at 0.76% above 3-month LIBOR, had a rate of 0.88% at June 30, 2021 and 0.98% at December 31, 2020	775	775
Floating rate debt due June 2024. This note, which bears interest at 0.79% above 3-month LIBOR, had a rate of 0.91% at June 30, 2021 and 1.00% at December 31, 2020	750	750
Floating rate debt due September 2024. This note, which bears interest at 0.82% above 3-month LIBOR, had a rate of 0.94% at June 30, 2021 and 1.03% at December 31, 2020	750	750
Floating rate debt due December 2024. This note, which bears interest at 0.84% above 3-month LIBOR, had a rate of 0.96% at June 30, 2021 and 1.06% at December 31, 2020	750	750
Floating rate debt due March 2024. This note, which bears interest at 0.66% above 3-month LIBOR, had a rate of 0.78% at June 30, 2021	90	—
Junior subordinated debt payable to trusts:
Floating rate note due September 2036. This note had an interest rate of 1.92% at December 31, 2020	—	37
Total debt issued by MUAH	7,329	7,276
Debt issued by MUB
Senior debt:
Fixed rate 2.10% notes due December 2022	699	699
Floating rate debt due December 2022. These notes, which bear interest at 0.71% above SOFR, had a rate of 0.76% at June 30, 2021 and 0.78% at December 31, 2020	300	300
Floating rate debt due March 2022. This note, which bears interest at 0.60% above 3-month LIBOR, had a rate of 0.73% at June 30, 2021 and 0.83% at December 31, 2020	300	300
Fixed rate 3.15% notes due April 2022	998	998
Fixed rate FHLB of San Francisco advances due between November 2021 and September 2026. These notes bear a combined weighted average rate of 2.37% at June 30, 2021 and 2.76% at December 31, 2020	4,074	4,575
Other	13	12
Total debt issued by MUB	6,384	6,884
Debt issued by other MUAH subsidiaries
Senior debt due to MUFG Bank, Ltd:
Various fixed rate borrowings due between August 2021 and September 2027 with a weighted average interest rate of 1.45% (between 1.23% and 2.44%) at June 30, 2021 and 1.48% (between 1.23% and 2.44%) at December 31, 2020	312	323
Non-recourse debt due to MUFG Bank, Ltd:
Various floating rate non-recourse borrowings due December 2021. These notes, which bear interest above 1- or 3-month LIBOR had an interest rate of 1.01% at June 30, 2021 and 0.51% at December 31, 2020	3	3
Fixed rate non-recourse borrowings due between July 2022 and July 2023 with a weighted average interest rate of 3.20% (between 2.18% and 3.72%) at June 30, 2021 and 3.15% (between 1.96% and 3.72%) at December 31, 2020	93	119
Other non-recourse debt:
Fixed rate 5.34% non-recourse borrowings due December 2026	24	26
Total debt issued by other MUAH subsidiaries	432	471
Total long-term debt	$14,145	$14,631

Note 7—Long-Term Debt (Continued)

A summary of maturities for the Company's long-term debt at June 30, 2021 is presented below.

(Dollars in millions)	Debt issued by MUAH	Debt issued by MUB	Debt issued by other MUAH subsidiaries	Total
2021	$—	$1,425	$24	$1,449
2022	400	2,298	37	2,735
2023	3,416	1	96	3,513
2024	3,115	1	—	3,116
2025	398	601	—	999
Thereafter	—	2,058	275	2,333
Total long-term debt	$7,329	$6,384	$432	$14,145
The Company uses derivative instruments to manage interest rate risk by converting a portion of its fixed rate debt to variable rate debt. The effective rate adjustments related to these hedges are included in interest expense on long-term debt. For additional information on these derivative instruments, see Note 9 "Derivative Instruments and Other Financial Instruments Used For Hedging" to these consolidated financial statements.

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
Fair Value Measurements on a Recurring Basis
The following table presents financial assets and financial liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, by major category and by valuation hierarchy level.

	June 30, 2021					December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Netting(1)	Fair Value	Level 1	Level 2	Level 3	Netting(1)	Fair Value
Assets
Trading account assets:
U.S. Treasury and government agencies	$—	$2,368	$—	$—	$2,368	$—	$3,118	$—	$—	$3,118
Mortgage-backed:
U.S. agencies	—	8,637	—	—	8,637	—	8,936	—	—	8,936
Corporate debt	—	964	—	—	964	—	838	—	—	838
Other debt	—	414	—	—	414	—	354	—	—	354
Equity	641	—	—	—	641	925	—	—	—	925
Derivative contracts	9	1,739	1	(424)	1,325	20	2,277	1	(431)	1,867
Total trading account assets	650	14,122	1	(424)	14,349	945	15,523	1	(431)	16,038
Securities available for sale:
U.S. Treasury and government agencies	—	6,731	—	—	6,731	—	4,473	—	—	4,473
Mortgage-backed:
U.S. agencies	—	6,724	—	—	6,724	—	5,922	—	—	5,922
Residential - non-agency	—	801	—	—	801	—	539	—	—	539
Commercial - non-agency	—	4,469	11	—	4,480	—	4,473	16	—	4,489
Collateralized loan obligations	—	1,154	—	—	1,154	—	1,367	—	—	1,367
Direct bank purchase bonds	—	—	708	—	708	—	—	930	—	930
Other	—	2	525	—	527	—	11	528	—	539
Total securities available for sale	—	19,881	1,244	—	21,125	—	16,785	1,474	—	18,259
Other assets:
Mortgage servicing rights	—	—	109	—	109	—	—	110	—	110
Loans held for sale	—	—	—	—	—	—	—	43	—	43
Derivative contracts	—	3	7	(2)	8	—	2	13	(1)	14
Equity securities	25	—	—	—	25	20	—	—	—	20
Total other assets	25	3	116	(2)	142	20	2	166	(1)	187
Total assets	$675	$34,006	$1,361	$(426)	$35,616	$965	$32,310	$1,641	$(432)	$34,484
Percentage of total	2%	95%	4%	(1)%	100%	3%	93%	5%	(1)%	100%
Percentage of total Company assets	—%	21%	1%	—%	22%	1%	19%	1%	—%	21%
Liabilities
Trading account liabilities:
U.S. Treasury and government agencies	$—	$2,497	$—	$—	$2,497	$—	$2,359	$—	$—	$2,359
Corporate debt	—	550	—	—	550	—	483	—	—	483
Other debt	—	81	—	—	81	—	—	—	—	—
Equity	—	—	—	—	—	144	—	—	—	144
Derivatives contracts	34	781	1	(535)	281	58	962	1	(674)	347
Total trading account liabilities	34	3,909	1	(535)	3,409	202	3,804	1	(674)	3,333
Other liabilities:
Derivatives contracts	—	2	7	(1)	8	—	3	4	(1)	6
Total other liabilities	—	2	7	(1)	8	—	3	4	(1)	6
Total liabilities	$34	$3,911	$8	$(536)	$3,417	$202	$3,807	$5	$(675)	$3,339
Percentage of total	1%	115%	—%	(16)%	100%	6%	114%	—%	(20)%	100%
Percentage of total Company liabilities	—%	3%	—%	—%	3%	—%	3%	—%	—%	3%

(1)Amounts represent the impact of legally enforceable master netting agreements between the same counterparties that allow the Company to net settle all contracts.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
The following table presents a reconciliation of the assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020. Level 3 securities available for sale at June 30, 2021 and 2020 largely consisted of direct bank purchase bonds.

	For the Three Months Ended
	June 30, 2021					June 30, 2020
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$1	$1,364	$134	$(1)	$(3)	$3	$1,123	$221	$(3)	$(124)
Total gains (losses) - realized/unrealized:
Included in income before taxes	—	—	(25)	—	(4)	—	—	(24)	—	2
Included in other comprehensive income	—	31	—	—	—	—	4	—	—	—
Purchases/additions	—	1	7	—	—	—	29	3	—	—
Sales	—	—	—	—	—	—	—	—	—	—
Settlements	—	(152)	—	—	—	(1)	(31)	—	1	14
Transfers in (out) of level 3	—	—	—	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$1	$1,244	$116	$(1)	$(7)	$2	$1,125	$200	$(2)	$(108)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$(25)	$—	$(4)	$—	$—	$(24)	$—	$1

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	For the Six Months Ended
	June 30, 2021					June 30, 2020
(Dollars in millions)	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities	Trading Account Assets	Securities Available for Sale	Other Assets	Trading Account Liabilities	Other Liabilities
Asset (liability) balance, beginning of period	$1	$1,474	$166	$(1)	$(4)	$8	$1,131	$316	$(8)	$(124)
Total gains (losses) - realized/unrealized):
Included in income before taxes	—	—	(21)	—	(3)	(3)	—	(124)	3	2
Included in other comprehensive income	—	(11)	—	—	—	—	1	—	—	—
Purchases/additions	—	44	13	—	—	—	30	8	—	—
Sales	—	—	(42)	—	—	—	—	—	—	—
Settlements	—	(263)	—	—	—	(3)	(37)	—	3	14
Transfers in (out) of level 3	—	—	—	—	—	—	—	—	—	—
Asset (liability) balance, end of period	$1	$1,244	$116	$(1)	$(7)	$2	$1,125	$200	$(2)	$(108)
Changes in unrealized gains (losses) included in income before taxes for assets and liabilities still held at end of period	$—	$—	$(19)	$—	$(3)	$(3)	$—	$(124)	$3	$1

The following table presents information about significant unobservable inputs related to the Company’s significant Level 3 assets and liabilities at June 30, 2021.

	June 30, 2021
(Dollars in millions)	Level 3 Fair Value	Valuation Technique	Significant Unobservable Input(s)	Range of Inputs	Weighted Average
Securities available for sale:
Direct bank purchase bonds	$708	Return on equity	Market-required return on capital	8.0-10.0%	10.0%
			Probability of default	0.1-4.1	0.3
			Loss severity	10.0-45.0	17.6
Other	$512	Discounted cash flow	Discount rate	1.1-4.5	3.5
			Liquidity adjustment	0.8-2.9	2.2

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

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)
Fair Value Measurement on a Nonrecurring Basis
Certain assets may be measured at fair value on a nonrecurring basis. These assets are subject to fair value adjustments that result from the application of the lower of cost or fair value accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis during the three and six months ended June 30, 2021 and 2020 that were still held on the consolidated balance sheet as of the respective periods ended, the following tables present the fair value of such assets by the level of valuation assumptions used to determine each fair value adjustment.

	June 30, 2021				For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment	$78	$—	$—	$78	$2	$(14)
Other assets	93	—	—	93	(94)	(125)
Total	$171	$—	$—	$171	$(92)	$(139)

	June 30, 2020				For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
(Dollars in millions)	Fair Value	Level 1	Level 2	Level 3	Gains (Losses)	Gains (Losses)
Loans held for investment	$194	$—	$—	$194	$(58)	$(67)
Other assets	98	—	—	98	(9)	(52)
Total	$292	$—	$—	$292	$(67)	$(119)

Fair Value of Financial Instruments Disclosures
The tables below present the carrying amount and estimated fair value of certain financial instruments, all of which are accounted for at amortized cost, classified by valuation hierarchy level at June 30, 2021 and December 31, 2020.

	June 30, 2021
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$17,398	$17,398	$17,398	$—	$—
Securities borrowed or purchased under resale agreements	15,668	15,666	—	15,666	—
Securities held to maturity	7,759	7,838	—	7,838	—
Loans held for investment(1)	76,752	78,728	—	—	78,728
Other assets	36	36	36	—	—
Liabilities
Time deposits	$5,950	$5,961	$—	$5,961	$—
Securities loaned or sold under repurchase agreements	22,832	22,831	—	22,831	—
Commercial paper and other short-term borrowings	82	82	—	82	—
Long-term debt	14,145	14,382	—	14,382	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$46	$289	$—	$—	$289

(1)Excludes lease financing. The carrying amount is net of the allowance for loan losses.

Note 8—Fair Value Measurement and Fair Value of Financial Instruments (Continued)

	December 31, 2020
(Dollars in millions)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$16,414	$16,414	$16,414	$—	$—
Securities borrowed or purchased under resale agreements	17,608	17,607	—	17,607	—
Securities held to maturity	7,311	7,532	—	7,532	—
Loans held for investment(1)	79,873	81,528	—	—	81,528
Other assets	31	31	31	—	—
Liabilities
Time deposits	$7,419	$7,451	$—	$7,451	$—
Securities loaned or sold under repurchase agreements	27,161	27,161	—	27,161	—
Commercial paper and other short-term borrowings	110	110	—	110	—
Long-term debt	14,631	14,973	—	14,973	—
Off-Balance Sheet Instruments
Commitments to extend credit and standby and commercial letters of credit	$40	$313	$—	$—	$313

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

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)
The table below presents the notional amounts and fair value amounts of the Company's derivative instruments reported on the consolidated balance sheets, segregated between derivative instruments designated and qualifying as hedging instruments and derivative instruments not designated as hedging instruments as of June 30, 2021 and December 31, 2020. Asset and liability values are presented gross, excluding the impact of legally enforceable master netting and credit support annex agreements. The fair value of asset and liability derivatives designated and qualifying as hedging instruments and derivatives designated as other risk management are included in other assets and other liabilities, respectively. The fair value of asset and liability trading derivatives are included in trading account assets and trading account liabilities, respectively.

	June 30, 2021			December 31, 2020
		Fair Value			Fair Value
(Dollars in millions)	Notional Amount	Asset Derivatives	Liability Derivatives	Notional Amount	Asset Derivatives	Liability Derivatives
Derivative instruments
Cash flow hedges:
Interest rate contracts	$10,000	$—	$—	$9,509	$—	$1
Fair value hedges:
Interest rate contracts	2,050	—	—	—	—	—
Not designated as hedging instruments:
Trading:
Interest rate contracts	169,712	1,356	585	193,326	1,890	754
Commodity contracts	1	—	—	4	—	—
Foreign exchange contracts	16,526	385	202	14,189	392	215
Equity contracts	1,291	6	27	1,599	16	51
Other contracts	295	2	2	51	—	1
Total trading	187,825	1,749	816	209,169	2,298	1,021
Other risk management	1,854	10	9	1,548	15	7
Total derivative instruments	$201,729	$1,759	$825	$220,226	$2,313	$1,029

We recognized net losses of $11 million and $16 million on other risk management derivatives for the three and six months ended June 30, 2021, respectively, and net gains of $5 million and $28 million for the three and six months ended June 30, 2020, respectively, which are included in other noninterest income.

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
The Company used interest rate derivatives with an aggregate notional amount of $10.0 billion at June 30, 2021 to hedge the risk of changes in cash flows attributable to changes in the designated interest rates from variable rate loans. At June 30, 2021, the weighted average remaining life of the active cash flow hedges was 2.4 years.
For cash flow hedges, changes in the fair value of the hedging instruments are reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged cash flows are recognized in net interest income. At June 30, 2021, the Company expects to reclassify approximately $106 million of income from AOCI as an increase to net interest income during the twelve months ending June 30, 2022. This amount could differ from amounts actually realized due

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)
to changes in interest rates, hedge terminations and the addition of other hedges subsequent to June 30, 2021.
The following table presents the amount and location of the net gains and losses recorded in the Company’s consolidated statements of income and changes in stockholders' equity for derivative instruments designated as cash flow hedges for the three and six months ended June 30, 2021 and 2020.

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Three Months Ended June 30,			For the Three Months Ended June 30,
(Dollars in millions)	2021	2020	Location	2021	2020
Derivatives in cash flow hedging relationships
			Interest income	$25	$8
Interest rate contracts	$17	$52	Interest expense	—	—
Total	$17	$52		$25	$8

	Gains (Losses) Recognized in OCI			Gains (Losses) Reclassified from AOCI into Income
	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(Dollars in millions)	2021	2020	Location	2021	2020
Derivatives in cash flow hedging relationships
			Interest income	$52	$(11)
Interest rate contracts	$(47)	$475	Interest expense	—	—
Total	$(47)	$475		$52	$(11)

Fair Value Hedges

The Company engaged in an interest rate hedging strategy in which interest rate derivatives were associated with specified interest bearing liabilities, in order to convert the liabilities from fixed rate to floating rate instruments. This strategy mitigated the changes in fair value of the hedged liabilities caused by changes in the designated interest rate.
The Company includes gains or losses on the hedging derivatives and the offsetting changes in the fair values of the hedged liabilities attributable to their designated benchmark interest rate in the same line item in the consolidated statements of income. The following table presents derivative instruments, by contract type, used in fair value hedging relationships, as well as the gains (losses) recorded on such derivatives and the related change in fair values of the hedged liabilities for the three and six months ended June 30, 2021. The Company did not have any fair value hedges during 2020.

	For the Three Months Ended June 30, 2021			For the Six Months Ended June 30, 2021
	Gains (Losses) Recorded in Income			Gains (Losses) Recorded in Income
(Dollars in millions)	Location	Derivative	Hedged Liabilities	Location	Derivative	Hedged Liabilities
Derivatives in fair value hedging relationships
Interest rate contracts	Interest expense	$3	$(8)	Interest expense	$3	$(8)
Total		$3	$(8)		$3	$(8)

Note 9—Derivative Instruments and Other Financial Instruments Used For Hedging (Continued)
The following table shows the carrying amount and the cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged liabilities in fair value hedging relationships as of June 30, 2021.

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
(Dollars in millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Balance sheet line item in which the hedge item is included
Long-term debt	$2,049	$2,050	$(1)	$—
Total	$2,049	$2,050	$(1)	$—

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
The following table presents the amount of the net gains and losses for derivative instruments classified as trading reported in the consolidated statements of income under the heading trading account activities for the three and six months ended June 30, 2021 and 2020.

	Gains (Losses) Recognized in Income on Trading Derivatives		Gains (Losses) Recognized in Income on Trading Derivatives
	For the Three Months Ended		For the Six Months Ended
(Dollars in millions)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Trading derivatives
Interest rate contracts	$(86)	$(24)	$125	$(83)
Equity contracts	(58)	(1)	(34)	3
Foreign exchange contracts	15	14	29	32
Total	$(129)	$(11)	$120	$(48)

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

Note 10—Accumulated Other Comprehensive Income
The following tables present the change in each of the components of accumulated other comprehensive income and the related tax effect of the change allocated to each component for the three and six months ended June 30, 2021 and 2020.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Three Months Ended June 30, 2021
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$17	$(5)	$12
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(25)	7	(18)
Net change	(8)	2	(6)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	277	(72)	205
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(34)	9	(25)
Amortization of net unrealized (gains) losses on held to maturity securities	9	(3)	6
Net change	252	(66)	186
Pension and other benefits:
Amortization of prior service credit(1)	(6)	1	(5)
Recognized net actuarial (gain) loss(1)	31	(8)	23
Net change	25	(7)	18
Other	(3)	1	(2)
Net change in AOCI	$266	$(70)	$196

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

Note 10—Accumulated Other Comprehensive Income (Continued)

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2021
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$(47)	$12	$(35)
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	(52)	14	(38)
Net change	(99)	26	(73)
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	(372)	97	(275)
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(34)	9	(25)
Amortization of net unrealized (gains) losses on held to maturity securities	18	(5)	13
Net change	(388)	101	(287)
Pension and other benefits:
Amortization of prior service credit(1)	(13)	3	(10)
Recognized net actuarial (gain) loss(1)	62	(16)	46
Net change	49	(13)	36
Other	(3)	1	(2)
Net change in AOCI	$(441)	$115	$(326)

(1)These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these consolidated financial statements.

(Dollars in millions)	Before Tax Amount	Tax Effect	Net of Tax
For the Six Months Ended June 30, 2020
Cash flow hedge activities:
Unrealized net gains (losses) on hedges arising during the period	$477	$(125)	$352
Reclassification adjustment for net (gains) losses on hedges included in interest income for loans and interest expense on long-term debt	11	(3)	8
Net change	488	(128)	360
Securities:
Unrealized holding gains (losses) arising during the period on securities available for sale	686	(180)	506
Reclassification adjustment for net (gains) losses on securities available for sale included in securities gains, net	(110)	29	(81)
Amortization of net unrealized (gains) losses on held to maturity securities	16	(4)	12
Net change	592	(155)	437
Pension and other benefits:
Amortization of prior service credit (1)	(14)	4	(10)
Recognized net actuarial (gain) loss(1)	56	(15)	41
Net change	42	(11)	31
Net change in AOCI	$1,122	$(294)	$828

(1)These amounts are included in the computation of net periodic pension cost. For additional information, see Note 11 "Employee Pension and Other Postretirement Benefits" to these consolidated financial statements.

Note 10—Accumulated Other Comprehensive Income (Continued)

The following tables present the change in accumulated other comprehensive loss balances.

For the Three Months Ended June 30, 2020 and 2021:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, March 31, 2020	$211	$165	$(638)	$—	$(262)
Other comprehensive income (loss) before reclassifications	40	214	—	—	254
Amounts reclassified from AOCI	(6)	(35)	15	—	(26)
Balance, June 30, 2020	$245	$344	$(623)	$—	$(34)
Balance, March 31, 2021	$136	$(81)	$(564)	$—	$(509)
Other comprehensive income (loss) before reclassifications	12	205	—	(2)	215
Amounts reclassified from AOCI	(18)	(19)	18	—	(19)
Balance, June 30, 2021	$130	$105	$(546)	$(2)	$(313)

For the Six Months Ended June 30, 2020 and 2021:
	Net Unrealized Gains (Losses) on Cash Flow Hedges	Net Unrealized Gains (Losses) on Securities	Pension and Other Postretirement Benefits Adjustment	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance, December 31, 2019	$(115)	$(93)	$(654)	$—	$(862)
Other comprehensive income (loss) before reclassifications	352	506	—	—	858
Amounts reclassified from AOCI	8	(69)	31	—	(30)
Balance, June 30, 2020	$245	$344	$(623)	$—	$(34)
Balance, December 31, 2020	$203	$392	$(582)	$—	$13
Other comprehensive income (loss) before reclassifications	(35)	(275)	—	(2)	(312)
Amounts reclassified from AOCI	(38)	(12)	36	—	(14)
Balance, June 30, 2021	$130	$105	$(546)	$(2)	$(313)

Note 11—Employee Pension and Other Postretirement Benefits
The following tables summarize the components of net periodic benefit cost for the three and six months ended June 30, 2021 and 2020. The components of net periodic benefit cost other than the service cost component are included in other noninterest expense in the income statement.

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Three Months Ended June 30,		For the Three Months Ended June 30,		For the Three Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$22	$22	$1	$1	$—	$—
Interest cost	17	24	1	1	—	1
Expected return on plan assets	(69)	(66)	(6)	(5)	—	—
Amortization of prior service credit	(6)	(7)	—	—	—	—
Recognized net actuarial loss	30	26	—	—	1	—
Total net periodic benefit (income) cost	$(6)	$(1)	$(4)	$(3)	$1	$1

	Pension Benefits		Other Postretirement Benefits		Superannuation, SERP and ESBP
	For the Six Months Ended June 30,		For the Six Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020	2021	2020
Components of net periodic benefit cost:
Service cost	$46	$43	$1	$1	$—	$—
Interest cost	34	48	2	3	1	1
Expected return on plan assets	(138)	(133)	(11)	(10)	—	—
Amortization of prior service credit	(13)	(14)	—	—	—	—
Recognized net actuarial loss	60	54	—	—	2	2
Total net periodic benefit (income) cost	$(11)	$(2)	$(8)	$(6)	$3	$3

Note 12—Commitments, Contingencies and Guarantees
The following table summarizes the Company's commitments.

(Dollars in millions)	June 30, 2021
Commitments to extend credit	$39,330
Issued standby and commercial letters of credit	4,255
Commitments to enter into forward-starting resale agreements	1,940
Other commitments	1,304
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
Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, while commercial letters of credit are issued specifically to facilitate foreign or domestic trade transactions. The majority of these types of commitments have remaining terms of 1 year or less. At June 30, 2021, the carrying amount of the Company's standby and commercial letters of credit totaled $3 million. Estimated exposure to loss related to these commitments is covered by the allowance for losses on unfunded commitments. The carrying amounts of the standby and commercial letters of credit and the allowance for losses on unfunded credit commitments are included in other liabilities on the consolidated balance sheet.
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
The management reporting accounting methodologies, which are enhanced from time to time, measure segment profitability by assigning balance sheet and statements of income items to each operating segment. Methodologies that are applied to the measurement of segment profitability include a funds transfer pricing system, an activity-based costing methodology, other indirect costs and a methodology to allocate the provision for credit losses. During the second quarter of 2021, the Company revised its methodology for allocating certain costs to its Global Corporate & Investment Banking - U.S. and Japanese Corporate Banking segments. Prior period results have been revised to conform to the current presentation.
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
Community Banking serves consumers through 298 full-service branches, digital channels, call centers, ATMs and alliances with other financial institutions. It offers traditional banking products and services, including checking and other deposit accounts, residential mortgage loans, consumer loans, home equity lines of credit, credit cards, and bill and loan payment services.

Small Business serves small businesses with annual revenues up to $10 million through 298 full-service branches, digital channels, and call centers. Products and services include business and corporate deposit accounts, small business loans, branch direct loans, merchant services, and access to Wealth Management and Community Banking.

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

Note 13—Business Segments (Continued)
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
Transaction Banking
Transaction Banking works alongside the Company's other segments to provide working capital management and asset servicing solutions, including deposits and treasury management, trade finance, and institutional trust, to the Company's customers. The client base consists of financial institutions, corporations, government agencies, insurance companies, mutual funds, investment managers and non-profit organizations.
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

As of and for the Three Months Ended June 30, 2021:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$519	$131	$46	$75	$(55)	$716
Noninterest income	113	109	7	80	402	711
Total revenue	632	240	53	155	347	1,427
Noninterest expense	541	118	47	113	455	1,274
(Reversal of) provision for credit losses	(137)	(32)	—	—	(5)	(174)
Income (loss) before income taxes and including noncontrolling interests	228	154	6	42	(103)	327
Income tax expense (benefit) (1)	53	27	2	10	(73)	19
Net income (loss) including noncontrolling interests	175	127	4	32	(30)	308
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	3	3
Net income (loss) attributable to MUAH	$175	$127	$4	$32	$(27)	$311

Total assets, end of period	$61,821	$24,201	$289	$29,265	$49,721	$165,297

As of and for the Three Months Ended June 30, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income	$500	$95	$46	$96	$50	$787
Noninterest income	97	116	9	187	400	809
Total revenue	597	211	55	283	450	1,596
Noninterest expense	502	115	44	150	367	1,178
(Reversal of) provision for credit losses	317	41	—	—	3	361
Income (loss) before income taxes and including noncontrolling interests	(222)	55	11	133	80	57
Income tax expense (benefit) (1)	(65)	(3)	—	34	73	39
Net income (loss) including noncontrolling interests	(157)	58	11	99	7	18
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	4	4
Net income (loss) attributable to MUAH	$(157)	$58	$11	$99	$11	$22

Total assets, end of period	$71,941	$21,819	$251	$27,881	$45,458	$167,350

Note 13—Business Segments (Continued)

As of and for the Six Months Ended June 30, 2021:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$1,017	$259	$89	$150	$(49)	$1,466
Noninterest income	229	214	13	181	806	1,443
Total revenue	1,246	473	102	331	757	2,909
Noninterest expense	1,072	241	89	241	842	2,485
(Reversal of) provision for credit losses	(282)	(53)	(1)	—	(13)	(349)
Income (loss) before income taxes and including noncontrolling interests	456	285	14	90	(72)	773
Income tax expense (benefit) (1)	106	62	4	22	(105)	89
Net income (loss) including noncontrolling interests	350	223	10	68	33	684
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	6	6
Net income (loss) attributable to MUAH	$350	$223	$10	$68	$39	$690

Total assets, end of period	$61,821	$24,201	$289	$29,265	$49,721	$165,297

(1)Income tax expense (benefit) includes certain management accounting classification adjustments.

As of and for the Six Months Ended June 30, 2020:
(Dollars in millions)	Regional Bank	Global Corporate & Investment Banking - U.S.	Transaction Banking	MUSA	Other	MUFG Americas Holdings Corporation
Results of operations
Net interest income (expense)	$1,045	$220	$92	$162	$42	$1,561
Noninterest income	226	207	18	238	732	1,421
Total revenue	1,271	427	110	400	774	2,982
Noninterest expense	1,026	237	84	266	766	2,379
(Reversal of) provision for credit losses	684	151	—	—	(4)	831
Income (loss) before income taxes and including noncontrolling interests	(439)	39	26	134	12	(228)
Income tax expense (benefit) (1)	(104)	(22)	3	34	153	64
Net income (loss) including noncontrolling interests	(335)	61	23	100	(141)	(292)
Deduct: net (income) loss from noncontrolling interests	—	—	—	—	8	8
Net income (loss) attributable to MUAH	$(335)	$61	$23	$100	$(133)	$(284)

Total assets, end of period	$71,941	$21,819	$251	$27,881	$45,458	$167,350

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
Item 1A.   Risk Factors
For a discussion of risk factors relating to our business, please refer to Part I, Item 1A. "Risk Factors" in our 2020 Form 10-K, which is incorporated by reference herein, in addition to the following information.

Company Factors

Climate change could have a material adverse impact on us and our customers

Physical damage caused by extreme weather conditions and natural disasters resulting from climate change, as well as governments’ measures to strengthen climate-related regulations, and societal responses to climate change, may adversely affect the business and financial condition of us and our customers, including our credit portfolio. The Company has significant operations and customers in California, Oregon and Washington and elsewhere in the U.S., which could be adversely impacted by severe weather events. Such events could disrupt our operations or the operations of customers or third parties on which we rely. Such events could also result in market volatility or negatively impact our customers’ ability to pay outstanding loans, or result in the deterioration of the value of our collateral or insurance shortfalls. These events could reduce the Company’s earnings and cause volatility in the Company’s financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and results of operations. Additional legislation and regulatory requirements and changes in consumer preferences relating to climate change, including those associated with the transition to a low-carbon economy, could increase the operating expenses of, or otherwise adversely impact, the Company, its businesses or its customers. We and our customers may face cost increases, asset value reductions, operating process changes, reduced availability of insurance, and the like, as a result of governmental actions or societal responses to climate change and our corporate value may be impaired and our business and results of operations may be adversely affected if our effort to address climate change-related risks or to make appropriate disclosure proves or is deemed inappropriate.

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
101
Financial statements from Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited), (ii) the Consolidated Statements of Comprehensive Income (unaudited), (iii) the Consolidated Statements of Changes in Shareholders' Equity (unaudited), (iv) the Consolidated Statements of Cash Flows (unaudited) and (v) the Notes to Consolidated Financial Statements (unaudited). (1)

104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101). (1)

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

MUFG AMERICAS HOLDINGS CORPORATION (Registrant)
Date: August 6, 2021	By:	/s/ KEVIN CRONIN
Kevin Cronin President and Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2021	By:	/s/ NEAL HOLLAND
Neal Holland Chief Financial Officer (Principal Financial Officer)
Date: August 6, 2021	By:	/s/ CHRISTOFFER ESCHER
Christoffer Escher Controller and Chief Accounting Officer (Principal Accounting Officer)